Form 10-Q
period 1997-06-30
PROFIT FINANCIAL CORP
filed 1997-09-24
CIK 894417

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.  20549

                                      FORM 10-Q

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.
                                     OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                      COMMISSION FILE NUMBER 000-29342
                                             ---------

                        PROFIT FINANCIAL CORPORATION
           (Exact name of registrant as specified in its charter)

          UTAH                                           91-1772094
          (State or other jurisdiction                   (I.R.S. employer
          of incorporation or organization)              identification number)




                        14675 INTERURBAN AVENUE SOUTH
                          TUKWILA, WASHINGTON, 98168
             (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code:  (206) 901-3000)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


6,715,032 shares of Class A Common Stock, $0.01 par value, outstanding as of September 1, 1997.

                             PROFIT FINANCIAL CORPORATION

                                        Index

PART I.        FINANCIAL INFORMATION

Item 1. Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996. Consolidated Statement of Operations for the quarters and six month periods ended June 30, 1997 and June 30, 1996. Consolidated Statement of Cash Flows
               Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 3.        Quantitative and Qalitative Disclosures about Market Risk

PART II        OTHER INFORMATION


Item 1.        Legal Proceedings

Item 2.        Changes in Securities

Item 3.        Defaults Upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders


Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

PART I.        FINANCIAL INFORMATION

                    PROFIT FINANCIAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


ASSETS                                           June 30, 1997 December 31, 1996
                                                  (Unaudited)      (Audited)
                                                 ------------- -----------------
CURRENT ASSETS
  Cash and cash equivalents                        $ 1,609,886    $   635,141
  Marketable securities                              5,993,285      3,801,039
  Trade and credit card receivables                  4,672,567        848,282
  Notes receivable, employees (current portion)        290,762        329,060
  Notes receivable from officers (current portion)      14,576         13,191
  Other receivables                                    158,536         11,378
  Inventory                                            633,175        395,743
  Prepaid expenses                                     286,541         93,196
  Deferred royalties to related party                        0         48,781
  Deferred tax asset                                   917,904        783,064
                                                   -----------    -----------
       TOTAL CURRENT ASSETS                         14,577,232      6,958,875
                                                   -----------    -----------

PROPERTY & EQUIPMENT                                12,847,454      7,135,205
                                                   -----------    -----------
OTHER ASSETS
  Non-marketable investments                         1,130,091        522,600
  Notes receivable, employees                        2,842,699      1,385,742
  Notes receivable from officers                       261,231        236,413
  Due from related parties                           2,611,756        663,401
  Deposits                                              27,470         35,423
                                                   -----------    -----------

       TOTAL OTHER ASSETS                            6,873,247      2,843,579
                                                   -----------    -----------
          TOTAL ASSETS                             $34,297,933    $16,937,659
                                                   -----------    -----------

           The notes to these consolidated financial statements
                       are an integral part hereof.

                    PROFIT FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES & EQUITY                             June 30, 1997 December 31, 1996
                                                  (Unaudited)      (Audited)
                                                 ------------- -----------------
CURRENT LIABILITES
  Current portion of long-term debt                $   419,253    $   660,708
  Accounts payable and accrued expenses              5,415,373        976,644
  Margin loans in investment accounts                2,079,429      1,103,936
  Payroll and other taxes withheld and accrued       1,022,498        807,414
  Income taxes payable                               4,492,798      2,075,872
  Deferred revenue                                   5,919,942      5,160,999
  Royalties payable to related party                   702,279              0
  Notes payable to related party                       307,545         19,000
  Notes payable to officer                              45,000         45,000
                                                   -----------    -----------
         TOTAL CURRENT LIABILITIES                  20,404,117     10,849,573
                                                   -----------    -----------
LONG-TERM DEBT                                       3,344,892      1,768,762
                                                   -----------    -----------
             TOTAL LIABILITES                       23,749,009     12,618,335
                                                   -----------    -----------
MINORITY INTEREST                                      544,645        617,300
                                                   -----------    -----------
SHAREHOLDERS' EQUITY
  Preferred Stock, 5,000,000 shares authorized
  at $10 par value, none issued and outstanding              0              0


  Class A common stock, 20,000,000 shares
  authorized at $0.01 par value, 6,680,864 shares
  and 6,680,864 shares outstanding as of
  June 30, 1997 and December 31, 1996, respectively     66,807         66,807

  Paid-in capital                                    1,076,608      1,072,608
  Prepaid advertising                                 (500,000)      (500,000)
  Retained earnings (deficit)                        9,360,864      3,062,609
                                                   -----------    -----------
  TOTAL SHAREHOLDERS' EQUITY                        10,004,279      3,702,024
                                                   -----------    -----------
  TOTAL LIABILITIES, MINORITY INTEREST
             AND SHAREHOLDERS' EQUITY              $34,297,933    $16,937,659
                                                   -----------    -----------

                    PROFIT FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                    Three Months Ended             Six Months Ended
                               June 30, 1997  June 30, 1996  June 30, 1997  June 30, 1996
                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                               -------------  -------------  -------------  -------------
REVENUES, NET OF RETURNS AND
DISCOUNTS                       $28,025,364    $ 8,457,550    $46,613,752     $14,032,834

COST OF REVENUES:
  Royalties to related party      3,058,282      1,044,733      5,039,195       1,601,483
  Other cost of revenues          7,786,633      2,657,461     13,356,129       4,263,791
                                -----------    -----------    -----------     -----------
TOTAL COST OF REVENUES           10,844,915      3,702,194     18,395,324       5,865,274
                                -----------    -----------    -----------     -----------
       GROSS PROFIT              17,180,449      4,755,356     28,218,428       8,167,560
                                -----------    -----------    -----------     -----------

SELLING, GENERAL AND ADMIN.
EXPENSE                          10,257,854      3,358,695     19,018,205       5,484,314

  INCOME (LOSS) FROM
  OPERATIONS                      6,922,595      1,396,661      9,200,223       2,683,246
                                -----------    -----------    -----------     -----------
OTHER INCOME (EXPENSES)
  Dividends and interest             54,342          6,481        102,820           7,485
  Gain (loss) on trading
  securities                        744,220        174,310        586,246         434,952
  Other income (expense)             19,363          5,221         73,868          (4,647)
  Loss on investment on
  non-marketable securities               0              0        (87,500)              0
  Interest expense                  (92,398)        (9,508)      (186,574)        (13,665)
                                -----------    -----------    -----------     -----------
  TOTAL OTHER INCOME
   (EXPENSES)                       725,527        176,504        488,860         424,125
                                -----------    -----------    -----------     -----------
INCOME (LOSS) BEFORE
INCOME TAXES                      7,648,122      1,573,165      9,689,083       3,107,371
                                -----------    -----------    -----------     -----------
PROVISION FOR INCOME TAXES        2,676,842        539,881      3,390,828       1,066,392
                                -----------    -----------    -----------     -----------
       NET INCOME (LOSS)        $ 4,971,280    $ 1,033,284    $ 6,298,255     $ 2,040,979
                                -----------    -----------    -----------     -----------
EARNINGS (LOSS) PER SHARE           $  0.74        $  0.16        $  0.94         $  0.31
                                -----------    -----------    -----------     -----------
Weighted Average Number
of Common Shares                  6,680,864      6,565,461      6,680,864       6,590,516
                                -----------    -----------    -----------     -----------

                    PROFIT FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CASH FLOW STATEMENTS

                                                 Three Months Ended   Six Months Ended
                                                    June 30, 1997       June 30, 1997
                                                     (Unaudited)         (Unaudited)
                                                 ------------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $ 4,971,280         $ 6,298,255
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
  Depreciation                                           274,948             540,369
  (Gains) losses on trading marketable securities       (744,221)           (586,246)
  Losses on disposition of fixed assets
  Impairment of long-lived assets
  Loss on investment in non-marketable securities                             87,500
  Purchases of trading securities                     (6,382,511)         (9,379,371)
  Proceeds from sale of trading securities             5,844,414           8,665,354
Changes in assets and liabilities:
  Receivables                                         (6,660,895)         (7,364,660)
  Inventory                                             (149,794)           (237,432)
  Prepaid expenses                                       (27,629)           (193,345)
  Deferred taxes                                        (260,465)           (134,840)
  Deposits                                                  (650)              7,953
  Accounts payable and accrued expenses                1,068,325           4,438,729
  Payroll and other taxes withheld and accrued           143,865             215,084
  Income taxes payable                                 1,937,307           2,416,926
  Deferred revenue                                     1,653,937             758,953
  Due to related party                                   283,545             288,545
  Royalties payable                                      341,599             751,060
                                                                         -----------
TOTAL ADJUSTMENTS                                     (2,678,225)            274,579
                                                     -----------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES              2,293,055           6,572,834
                                                     -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                  (1,010,758)         (6,860,109)
Subsidiary's investment
Return of subsidiary's investment
                                                                         -----------
NET CASH USED FOR INVESTING ACTIVITIES                (1,010,758)         (6,860,109)
                                                     -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subsidiary's minority
  interest                                               (19,150)            (72,655)
Net borrowings                                          (142,935)          1,334,675
Issuance of common stock
                                                                         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               (162,085)          1,262,020
                                                     -----------         -----------
NET INCREASE (DECREASE) IN CASH                        1,120,212             974,745
CASH, beginning of year                                  489,674             635,141
                                                     -----------         -----------
CASH, end of period                                  $ 1,609,886         $ 1,609,886
                                                     -----------         -----------

                             Profit Financial Corporation

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

UNAUDITED BALANCE SHEET FOR THE PERIOD ENDED JUNE 30, 1997-LIQUIDITY AND CAPITAL RESOURCES

     The Company's total assets expanded to $34,297,933 at June 30, 1997 compared to $16,937,659 at December 31, 1996. The Company's total liabilities grew to $23,749,009 from $12,618,335. Shareholders' equity at June 30, 1997 increased to $10,004,279 from $3,702,024 at December 31, 1996.

     The Company experienced a substantial increase in credit card purchases and as a result the credit card processing company the Company uses increased the amount it requires as a hold back. Accordingly, trade and credit card receivables increased to $4,672,567 compared to $848,282 at December 31, 1996.

     The Company increased its portfolio of marketable securities to $5,993,285 compared to $3,801,039 at December 31, 1996.

FOR THE QUARTERS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     Gross revenues continued to increase, due largely to the increase in the number of seminars provided by the Company. The company reported gross revenues for the quarter ended June 30, 1997 OF $28,025,364 as compared to gross revenues OF $8,457,550 for the same period in 1996.

     The cost of generating revenues was $10,844,915 for the quarter ended June 30, 1997, as compared to $3,702,194 for the same quarter in 1996.

     Gross profits, following the same trend as gross revenues, increased during the quarter ended June 30, 1997 to $17,180,449 as compared to $4,755,356 during the same quarter in 1996.

     The net income for the Company, after taxes, was $4,971,280 for the quarter ended June 30, 1997, as compared to net after-tax income of $1,033,284 for the same quarter in 1996.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Not Required.

                             PROFIT FINANCIAL CORPORATION

                             PART II    OTHER INFORMATION

Item 1.   Legal Proceedings.

     The following is a description of material pending legal proceedings to which the Company or any of its subsidiaries is a party or which any of their properties is subject:


Investigation by the U.S. Securities and Exchange Commission

     The Company and certain of its executive officers have received subpoenas to provide certain information in the Matter of Wade Cook Seminars, a private informal investigation by the Securities and Exchange Commission ("SEC"). The investigation relates to the possible violation of Sections 5(a), 5(c) and 17(a) of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Sections 203(a) and 206(1) and (2) of the Investment Advisers Act. The SEC has stated that the investigation should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be construed as an adverse reflection on the merits of the securities involved or on any person or entity. The Company does not believe it or any of its executive officers and directors has engaged in any inappropriate activity or violated applicable laws, and the Company intends to continue to cooperate with the investigation. No assurance can be given as to the outcome of this investigation.

Informal Investigations by the State of Washington

     The Assistant Attorney General for the State of Washington's Department of Financial Institutions, Securities Division commenced an informal investigation of Mr. Cook, WCSI and the Company in September, 1996. The Assistant U.S. Attorney for the Western District of Washington issued a subpoena to WCSI in March 1997 for records related to an independent contractor of the Company. Although the breadth and nature of these two investigations are not known, the Company does not believe it or any of its executive officers and directors has engaged in any inappropriate activity or violated applicable laws and the Company intends to continue to cooperate with the investigation. No assurances, however, can be given as to the outcome of these investigations.

Wade Cook Seminars, Inc. v. Charles Mellon, et al.

     The Company brought a suit against defendants Robbins Research International and Charles E. Mellon in the King County Superior Court on September 16, 1996 and joined Anthony Robbins and Options Management, Inc. in June 1997. The Company alleges breach by Mellon of a noncompete agreement and unfair competition and inducement to breach the noncompete by Robbins Research and Anthony Robbins in hiring Mellon to present a copy of the Company's Wall Street Workshop seminar on behalf of defendants. An injunction in favor of WCSI was granted October 9, 1996 and attorney fees were awarded to the plaintiffs against Mr. Mellon. The trial is currently scheduled for September 1997.

Wade B. Cook v. Anthony Robbins and Robbins Research International, Inc.

     The Company brought suit in United States District Court, Western District of Washington, against Tony Robbins and Robbins Research International, Inc. on June 18, 1997 for damages and injunctive relief for copyright infringement. The Company alleges Tony Robbins copied or caused to be copied significant portions of Wall Street Money Machine, authored by Wade B. Cook, and used these materials in a course entitled "Financial Power."


Other Proceedings

     The Company and its subsidiaries are also parties to various administration actions and other legal proceedings arising in the ordinary course of business, none of which is expected to materially affect the financial position, results of operation or cash flow of the Company.

Item 2.   Changes in Securities.

     No securities were issued by the Company during the quarters covered by this report.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter covered by this report.

Item 5.   Other Information.

     On August 13, 1997 the Board of Directors of the Company by resolution authorized a 3-for-1 stock split of the shares of class A Common Stock of the Company effective September 15, 1997.

Item 6.   Exhibits and Reports on Form 8-K.


     The Company filed no reports on Form 8-K during the quarter covered by this report.

                                      SIGNATURES



                                   Profit Financial Corporation
                                   ----------------------------------------

   September 22, 1997               /s/ Wade B. Cook
---------------------------        ----------------------------------------
          (Date)                   Wade B. Cook, Chief Executive Officer


  September 22, 1997                /s/ Andrew T. Rice
---------------------------        ----------------------------------------
          (Date)                   Andrew T. Rice, Chief Financial Officer