Form 10-Q
period 1997-09-30
PROFIT FINANCIAL CORP
filed 1997-11-14
CIK 894417

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.  20549

                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _______________ TO __________________

                           COMMISSION FILE NUMBER 000-29342

                             PROFIT FINANCIAL CORPORATION
                (Exact name of registrant as specified in its charter)

    UTAH                                              91-1772094
    (State or other jurisdiction                      (I.R.S. employer
    of incorporation or organization)                 identification number)

                            14675 INTERURBAN AVENUE SOUTH
                              SEATTLE, WASHINGTON, 98168
                 (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code:  (206) 901-3000

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

6,715,032 shares of Class A Common Stock, $0.01 par value, outstanding as of September 1, 1997.

                             PROFIT FINANCIAL CORPORATION

                                        Index

PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1.  Consolidated Balance Sheets as of September 30, 1997 and
         December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .3
         Consolidated Statement of Income and Retained Earnings
         for the quarters and nine month periods ended
         September 30, 1997 and September 30, 1996 . . . . . . . . . . . . .5
         Consolidated Cash Flow Statements . . . . . . . . . . . . . . . . .6
         Notes to Consolidated Financial Statements. . . . . . . . . . . . .7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation. . . . . . . . . . . . . . . . . . . . . .8

Item 3.  Quantitative and qualitative disclosures about market risk. . . . .9

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 10

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . 11

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . 11

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . 11

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 11

PART I - FINANCIAL INFORMATION


                    PROFIT FINANCIAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


ASSETS                                                   September 30, 1997   December 31, 1996
                                                             (Unaudited)         (Unaudited)
                                                         -------------------  ------------------
CURRENT ASSETS
  Cash and cash equivalents                                  $   2,320,862       $     635,141
  Marketable securities                                          7,789,371           3,801,039
  Trade and credit card receivables                              3,255,751             848,282
  Notes receivable, employees (current portion)                     55,571             329,060
  Notes receivable, officers (current portion)                           0              13,191
  Other receivables                                                160,562              11,378
  Inventory                                                      1,017,998             395,743
  Prepaid expenses                                                 225,034              93,196
  Deferred royalties to related party                                    0              48,781
  Deferred tax asset                                             1,105,147             783,064
                                                             -------------       -------------

                    TOTAL CURRENT ASSETS                        15,930,296           6,958,875
                                                             -------------       -------------

PROPERTY & EQUIPMENT                                            14,509,362           7,135,205
                                                             -------------       -------------

OTHER ASSETS
  Non-marketable investments                                     4,719,165             522,600
  Advances and Deposits of Joint Ventures                          900,000                   0
  Notes receivable, employees                                    4,437,724           1,385,742
  Notes receivable, officers                                             0             236,413
  Due from related parties                                       3,040,510             663,401
  Deposits                                                          97,468              35,423
                                                             -------------       -------------

                      TOTAL OTHER ASSETS                        13,194,867           2,843,579
                                                             -------------       -------------

                         TOTAL ASSETS                        $  43,634,525       $  16,937,659
                                                             -------------       -------------

         The notes to these financial statements are an integral part hereof.

                    PROFIT FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)


LIABILITIES & EQUITY                                     September 30, 1997   December 31, 1996
                                                             (Unaudited)         (Unaudited)
                                                         -------------------  ------------------
CURRENT LIABILITES
  Current portion of long-term debt                          $   1,120,594       $     660,708
  Accounts payable and accrued expenses                          7,825,297             976,644
  Margin loans in investment accounts                            2,362,898           1,103,936
  Payroll and other taxes withheld and accrued                     677,922             807,414
  Income taxes payable                                           6,855,799           2,075,872
  Deferred revenue                                               7,108,788           5,160,999
  Royalties payable to related party                               628,892                   0
  Notes payable to related party                                    35,000              19,000
  Notes payable to officer                                          45,000              45,000
                                                             -------------       -------------

                    TOTAL CURRENT LIABILITIES                   26,660,190          10,849,573
                                                             -------------       -------------

LONG-TERM DEBT                                                   2,940,970           1,768,762
                                                             -------------       -------------

                         TOTAL LIABILITIES                      29,601,160          12,618,335
                                                             -------------       -------------

COMMITMENTS AND CONTINGINCIES

MINORITY INTEREST                                                  544,645             617,300
                                                             -------------       -------------

SHAREHOLDERS' EQUITY
  Preferred Stock, 5,000,000 shares authorized
  at $10 par value, none issued and outstanding                          0                   0

  Class A common stock, 20,000,000 shares
  authorized at $0.01 par value, 6,736,513 shares
  and 6,680,864 shares outstanding as of
  September 30, 1997 and December 31, 1996, respectively            66,807              66,807

  Paid-in capital                                                1,910,369           1,072,608
  Prepaid advertising                                             (500,000)           (500,000)
  Retained earnings (deficit)                                   12,011,544           3,062,609
                                                             -------------       -------------

TOTAL SHAREHOLDERS' EQUITY                                      13,488,720           3,702,024
                                                             -------------       -------------

TOTAL LIABILITIES, MINORITY INTEREST
     AND SHAREHOLDERS' EQUITY                                $  43,634,525       $  16,937,659
                                                             -------------       -------------

         The notes to these financial statements are an integral part hereof.

                    PROFIT FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                      Three Months Ended                     Nine Months Ended
                                              Sept. 30, 1997      Sept. 30, 1996      Sept. 30, 1997      Sept. 30, 1996
                                                (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
                                              ---------------     ---------------     ---------------     ---------------
                                                 (dollars)           (dollars)           (dollars)           (dollars)
REVENUES, NET OF RETURNS AND DISCOUNTS           35,015,684          13,522,654          81,629,436          28,883,739

COST OF REVENUES:
  Royalties to related party                      3,536,624           1,390,305           8,575,819           2,991,788
  Other cost of revenues                         11,250,957           3,929,545          24,607,086           8,193,336
                                               ------------        ------------        ------------        ------------

TOTAL COST OF REVENUES                           14,787,581           5,319,850          33,182,905          11,185,124
                                               ------------        ------------        ------------        ------------

          GROSS PROFIT                           20,228,103           8,202,804          48,446,531          17,698,615
                                               ------------        ------------        ------------        ------------

SELLING, GENERAL AND ADMIN. EXPENSE              14,353,721           4,905,118          33,371,926          10,220,434

   INCOME (LOSS) FROM OPERATIONS                  5,874,382           3,297,686          15,074,605           7,478,181
                                               ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSES)
  Dividends and interest                            120,756               8,704             223,576              16,189
  Gain (loss) on trading securities                (238,842)                  0             347,405             434,952
  Other income (expense)                              3,674                3085              77,542              (1,562)
  Loss on investment in non-marketable                    0                   0             (87,500)                  0
 securities
  Interest expense                                 (179,922)           (126,201)           (366,496)           (139,866)
                                               ------------        ------------        ------------        ------------

   TOTAL OTHER INCOME (EXPENSES)                   (294,334)           (114,412)            194,526             309,713
                                               ------------        ------------        ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES                 5,580,048           3,183,274          15,269,131           7,787,894
                                               ------------        ------------        ------------        ------------

PROVISION FOR INCOME TAXES                        2,929,368             954,982           6,320,196           2,336,368
                                               ------------        ------------        ------------        ------------

          NET INCOME (LOSS)                    $  2,650,680        $  2,228,292        $  8,948,935        $  5,451,526
                                               ------------        ------------        ------------        ------------

EARNINGS (LOSS) PER SHARE                      $       0.39        $       0.33        $       1.33        $       0.82
                                               ------------        ------------        ------------        ------------

Weighted Average Number of Common Shares
  (without giving effect to a 3 for 1 stock
  split effective September 15, 1997)             6,705,379           6,650,432           6,689,144           6,611,219
                                               ------------        ------------        ------------        ------------

         The notes to these financial statements are an integral part hereof.

                    PROFIT FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CASH FLOW STATEMENTS

                                                         Three Months Ended    Nine Months Ended
                                                         September 30, 1997   September 30, 1997
                                                             (Unaudited)          (Unaudited)
                                                         -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $  2,650,680         $  8,948,935
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
    Depreciation                                                   329,476              869,845
    (Gains) losses on trading marketable securities                234,842             (351,404)
    Losses on disposition of fixed assets
    Impairment of long-lived assets
    Loss on investment in non-marketable securities                                      87,500
    Purchases of trading securities                             (6,245,851)         (15,625,222)
    Proceeds from sale of trading securities                     4,214,923           12,880,277
Changes in assets and liabilities:
    Receivables                                                    (97,991)          (7,462,651)
    Inventory                                                     (264,823)            (502,255)
    Prepaid expenses                                                61,507             (131,838)
    Deferred taxes                                                (187,243)            (322,083)
    Deposits                                                      (189,998)            (182,045)
    Accounts payable and accrued expenses                        2,593,393            7,032,122
    Payroll and other taxes withheld and accrued                  (344,576)            (129,492)
    Income taxes payable                                         2,363,001            4,779,927
    Deferred revenue                                             1,188,846            1,947,799
    Due to related party                                          (272,545)              16,000
    Royalties payable                                              (73,388)             677,672
                                                              ------------         ------------
TOTAL ADJUSTMENTS                                                3,309,573            3,584,152
                                                              ------------         ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        5,960,252           12,533,086
                                                              ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                            (1,401,384)          (8,261,493)
Subsidiary's investment                                         (4,095,312)          (4,095,312)
Return of subsidiary's investment
                                                              ------------         ------------
NET CASH USED FOR INVESTING ACTIVITIES                          (5,496,696)         (12,356,805)
                                                              ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subsidiary's minority interest                                (72,655)
Net borrowings                                                     247,420            1,582,095
Issuance of common stock
                                                              ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          247,420            1,509,440
                                                              ------------         ------------

NET INCREASE (DECREASE) IN CASH                                    710,976            1,685,721
CASH, beginning of year                                          1,609,886              635,141

                                                              ------------         ------------
CASH, end of period                                           $  2,320,862         $  2,320,862
                                                              ------------         ------------

         The notes to these financial statements are an integral part hereof.

                             PROFIT FINANCIAL CORPORATION


Notes to Consolidated Financial Statements

Note W - Basis for Presentation -

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for commplete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Registration Statement on Form 10, as amended.

Note X - Subsequent Events -

    Since the close of the last fiscal year ending December 31, 1996, there have been several material events which have had an impact on the consolidated financial statements of the Company. The Company has acquired 100% of the equity interest in Rising Tide, Limited Partnership ("Rising Tide"), a partnership which owns and operates a hotel in Provo, Utah. The Company has consolidated the financial results of Rising Tide. The material accounting effect of such consolidation is to increase the current portion of long term debt by $6,610 and increase long term debt by $2,009,399, and to increase property and equipment by $3,437,745. Also since the close of the last fiscal year, the Company has acquired the assets and certain of the liabilities of Worldwide Publishers, Inc. ("Worldwide"), a book publishing company, which the Company has accounted for using principles of purchase accounting. The material effect of the consolidation of Worldwide is to increase inventory by $255,216, increase property and equipment by $74,784 and increase accounts payable by $55,000. The Company paid $275,000 cash for Worldwide on or about September 15, 1997.

Note Y - Commitments -

    In the third quarter of 1997, the Company invested $150,000 in Thanksgiving Point Lodging Associates, L.C. for a 25 percent interest therein. The partnership will develop a Hilton Garden Inn in Lehi, Utah which is scheduled to break ground in February of 1998, with an estimated opening date of August of 1998. The Company is required to invest an additional $650,000 before conclusion of the project.

                             PROFIT FINANCIAL CORPORATION

             Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations


UNAUDITED BALANCE SHEET FOR THE PERIOD ENDED SEPTEMBER 30, 1997-LIQUIDITY AND CAPITAL RESOURCES

    The Company's total assets increased to $43,634,525 at September 30, 1997 compared to $16,937,659 at December 31, 1996. The Company's total liabilities grew to $29,601,160 from $12,618,335. Shareholders' equity at September 30, 1997 increased to $13,488,720 from $3,702,024 at December 31, 1996.

    The Company increased its portfolio of marketable securities to $7,789,371 compared to $3,801,039 at December 31, 1996.

    The Company's investment in non-marketable securities increased substantially from $522,600 at December 31, 1996 to $4,719,165 at September 30, 1997. The Company's non-marketable investments includes the following:


Name of Investment      Number of Shares or      Description of         Amount Invested     Relative Ownership
------------------      -------------------      --------------         ---------------     ------------------
Entity                  other  Ownership         Business               (In dollars)        as a Percent of All
------                  ----------------         -----------            ------------        -------------------
                        Interests                                                           Equity
                        ---------                                                           ------
Know Wonder, Inc.          375,000 shs.          software developer     $850,000               Less than 14%
                          Common Stock

Picometrix, Inc.          256,410 shs.           wireless modem         $500,000               Less than  5%
                          Common Stock           services

Monarch Ridge 3-682          20 Units            oil drilling           $650,000                Approx. 20%
                                                 venture

Airport Hotel               membership           Airport Sheraton at    $250,000                    10%
Partners, LLC               interests            Salt Lake City, UT

Airport Lodging             membership           Salt Lake City         $250,000                    25%
Associates, LC               interests           Airport Ramada Inn

Thanksgiving Lodging       membership            Hilton Garden Inn,     $150,000                    25%
Associates, LLC             interests            Lehi UT

Lakeview Lodging           membership            Hawthorne Suites       $560,000                    42%
Associates, LLC             interests            Hotel, Orem, UT

    The Company experienced a substantial increase in credit card purchases from its customers, as a result, the Company's credit card processing service provider increased the provision for charge backs to $2,050,000. Additionally, to account for administrative time necessary to process the claims, the Company's trade and credit card receivables increased to $3,255,751 compared to $848,282 at December 31, 1996.

    The Company's notes receivable, officers have been re-classified as notes receivable, employees due to the fact that the individuals who are the makers of the notes are no longer officers of the Company. The Company's policy of providing mortgages to qualified employees accounts for the significant increase in notes receivable in the third quarter. The notes have recently been transferred to an independent third party for administration and collection. During the quarter, the Company made 3 loans of $125,000 each to Newstart Centre, Inc., an auto sales and leasing company located in Salt Lake City, Utah. The loans were for the purchase of automobiles and are secured by titles to the cars. The loans bear interest at 17 percent and are amortized over a 4-year period.

    The accounts payable cycle has been increased due in part to the expenses related to significant monthly revenue increases, and in part to accommodate the timing of certain real estate investments, as set forth above.

    Income tax payables have increased significantly due to an increase in net revenues.

    Royalties payable to related parties in the amount of $628,892 represents royalties due Money Chef, Inc. pursuant to a book publishing agreement between Lighthouse Publishing, Wade Cook, and Money Chef, Inc..

    Regarding, the increase in long-term debt, the Company's monthly mortgage payment on its headquarters in Seattle, Washington increased from $54,371 to $104,405 on September 5, 1997 in accordance with the real estate purchase agreement.

FOR THE QUARTERS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

    Gross revenues continued to increase, due largely to the increase in the number of seminars provided by the Company. The Company reported gross revenues for the quarter ended September 30, 1997 of $35,015,684 as compared to gross revenues of $13,522,654 for the same period in 1996.

    The cost of generating revenues was $14,787,581 for the quarter ended September 30, 1997, as compared to $5,319,850 for the same quarter in 1996, in proportion to increase in gross revenues.

    Gross profits, following the same trend as gross revenues, increased during the quarter ended September 30, 1997 to $20,228,103 as compared to $8,202,804 during the same quarter in 1996.

    The provision for income taxes for the three month period ending September 30, 1997 has substantially impacted the net income for the Company, which was $2,650,680 for the quarter ended September 30, 1997, as compared to net income of $2,228,292 for the same period in 1996.

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

                            PART II     OTHER INFORMATION


Item 1.  Legal Proceedings.

    The following is a description of material pending legal proceedings to which the Company or any of its subsidiaries is a party or which any of their properties is subject:

Investigation by the U.S. Securities and Exchange Commission

    The Company and certain of its executive officers have received subpoenas to provide certain information in the Matter of Wade Cook Seminars, a private investigation by the Securities and Exchange Commission ("SEC"). The investigation relates to the possible violation of Sections 5(a), 5(c) and 17(a) of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Sections 203(a) and 206(1) and (2) of the Investment Advisers Act. The SEC has stated that the investigation should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be construed as an adverse reflection on the merits of the securities involved or on any person or entity. The Company does not believe it or any of its executive officers and directors has engaged in any inappropriate activity or violated applicable laws, and the Company intends to continue to cooperate with the investigation. No assurance can be given as to the outcome of this investigation.

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

Wade Cook Seminars, Inc. v. Charles Mellon, Options Management, Inc., Anthony Robbins, and Robbins Research International, Inc.

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

Other Proceedings

    The Company and its subsidiaries are also parties to various legal proceedings arising in the ordinary course of business, none of which is expected to materially affect the financial position, results of operation or cash flow of the Company.

Item 2.  Changes in Securities.

    The Company sold 20,000 shares of restricted Class A Common Stock to Baker Street Investments of which Dr. Warren Chaney, a Director of the Company, is a beneficial owner. The consideration received by the Company was $30,000 cash. The Company also sold 500 shares of restricted Class A Common Stock to Kathleen Mikos, a former employee of Wade Cook Seminars, Inc. The consideration received by the Company was $2,500. In each case the Company relied on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders during the quarter covered by this report.

Item 5.  Other Information.

    None.

Item 6.  Exhibits and Reports on Form 8-K.

    The Company filed no reports on Form 8-K during the quarter covered by this report.

                                      SIGNATURES




                                     PROFIT FINANCIAL CORPORATION



       November 12, 1997                  /s/ Wade B. Cook
------------------------------       ----------------------------------------
           (Date)                    Wade B. Cook, Chief Executive Officer



       November 12, 1997                  /s/ Andrew T. Rice
------------------------------       ----------------------------------------
           (Date)                    Andrew T. Rice, Chief Financial Officer