Form 10-Q/A
period 1997-06-30
PROFIT FINANCIAL CORP
filed 1998-02-23
CIK 894417

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.  20549

                                     FORM 10-Q/A

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.
                                     OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM               TO
                                         -------------    --------------

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

                             PROFIT FINANCIAL CORPORATION

                                        Index

                                                                            PAGE
                                                                            ----
PART I.        FINANCIAL INFORMATION

Item 1.        Consolidated Balance Sheets as of June 30, 1997 and
               December 31, 1996. Consolidated Statement of Operations
               for the quarters and six month periods ended
               June 30, 1997 and June 30, 1996.  Consolidated Statement
               of Cash Flows Notes to Consolidated Financial Statements. . .  3

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operation. . . . . . . . . . . . . .  7

Item 3.        Quantitative and Qalitative Disclosures about Market Risk . .  7

PART II        OTHER INFORMATION


Item 1.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  8

Item 2.        Changes in Securities . . . . . . . . . . . . . . . . . . . .  9

Item 3.        Defaults Upon Senior Securities . . . . . . . . . . . . . . .  9

Item 4.        Submission of Matters to a Vote of Security Holders . . . . .  9


Item 5.        Other Information . . . . . . . . . . . . . . . . . . . . . .  9

Item 6.        Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .  9

PART I.        FINANCIAL INFORMATION

                    PROFIT FINANCIAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


ASSETS                                           June 30, 1997 December 31, 1996
                                                  (Unaudited)     (Unaudited)
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

                    PROFIT FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES & EQUITY                             June 30, 1997 December 31, 1996
                                                  (Unaudited)     (Unaudited)
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

     The Company does not believe that inflation or other general changes in prices has had a material effect on the financial results of the Company.

     The Company does not believe its business is seasonal.

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

                                      SIGNATURES



                                   Profit Financial Corporation
                                   ----------------------------------------

   February 20, 1997                /s/ Wade B. Cook
---------------------------        ----------------------------------------
          (Date)                   Wade B. Cook, Chief Executive Officer


   February 20, 1997                /s/ Wade B. Cook
---------------------------        ----------------------------------------
          (Date)                   Wade B. Cook, Interim Chief Financial Officer