Form 10-K
period 1997-12-31
WADE COOK FINANCIAL CORP
filed 1998-03-31
CIK 894417

         Bountiful Investment Group, Inc. has made an offer to purchase the St. George Sleep Inn. If the sale goes through, BIG would own a 100 percent interest in the hotel. The purchase price is $1,200,000, plus BIG would have a commitment to make approximately $130,000 in renovations. The Sleep Inn has 68 rooms and is located at 1481 South Sunland Drive in St. George, Utah

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________to ___________

                        Commission file number: 000-29342

                         WADE COOK FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

               NEVADA                                  91-1772094
    (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)               Identification Number)

                          14675 INTERURBAN AVENUE SOUTH
                         SEATTLE, WASHINGTON 98168-4664
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (206) 901-3000

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------                 ------------------------------------------
      NONE                                               NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [ X ]      NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 13, 1998 based on the closing price on the OTC BB System of such stock on such date was $70,373,778.

 Registrant's Common Stock outstanding at March 13, 1998 was 64,223,685 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                        WADE COOK FINANCIAL CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K


CAPTION                                                                     PAGE
-------------                                                              --------
PART I
Item 1. - BUSINESS ........................................................   x
Item 2. - PROPERTIES ......................................................   xx
Item 3. - LEGAL PROCEEDINGS ...............................................   xx
Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............   xx

PART II
Item 5. - MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS .................................   xx
Item 6. - SELECTED FINANCIAL DATA .........................................   xx
Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...................   xx
Item 8. - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA ......................   xx
Item 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE ........................................   xx

PART III
Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .............   xx
Item 11. - EXECUTIVE COMPENSATION .........................................   xx
Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT .................................................   xx
Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................   xx

PART IV
Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K ............................................   xx

                   NOTE REGARDING FORWARD LOOKING INFORMATION

This Form 10-K contains forward looking statements identified by the use of "believes", "expects", "anticipates", and similar expressions. Such statements are subject to risk and uncertainties that could cause actual results to differ from those contemplated by the forward looking statement. Such risks and uncertainties include any change in the market acceptance of the Company's products and services, the risk of the Company being able to finance its business operations, and other similar business and market risks. Readers are cautioned not to place undue reliance on such forward looking statements.


                                     PART I

ITEM 1. - BUSINESS

GENERAL

         Wade Cook Financial Corporation (OTC BB:WADE) is a Nevada corporation which serves as a holding company for the common stock and other ownership interests of a group of business entities collectively referred to in this Form 10-K as "WCFC" or the "COMPANY." The most significant asset of the Company is its wholly owned subsidiary Wade Cook Seminars, Inc. ("WCSI") through which the Company conducts its educational seminar business.

         Prior to May 1995, the Company's educational seminar business was conducted by United Support Association, Inc. ("USAI"), a Nevada corporation founded in 1989 by Wade B. Cook. Profit Financial Corporation, a publicly traded shell, was formed in 1979 as a Utah corporation under the name Profiteer Corporation ("Profit"). In May 1995, USAI engaged in a transaction with Profit effectively constituting a reverse merger. Profit was the legal acquirer and USAI was the accounting acquirer. As a result of the transaction, Profit became the holding company and parent of USAI which was renamed Wade Cook Seminars, Inc. in February 1997. Another corporation owned or controlled by Wade B. Cook named USA/Wade Cook Seminars, Inc. was renamed Money Chef, Inc. ("Money Chef") which corporation is an affiliate of the Company. See "Certain Relationships and Related Transactions."

         Profit Financial Corporation changed its name to Wade Cook Financial Corporation in September 1997 which change of name was ratified by the shareholders of the Company at the annual meeting of shareholders held in December 1997 (the "Annual Meeting"). The shareholders of the Company also authorized at the Annual Meeting, among other things, the reincorporation of the Company from the State of Utah to the State of Nevada.

         On December 19, 1997, WCFC filed the Articles of Merger, Agreement and Plan of Merger, Certificate of Correction, Articles of Incorporation, and Articles of Amendment to Articles of Incorporation of WCFC in Nevada. On December 22, 1997, the Articles of Merger and Agreement and Plan of Merger were filed in the State of Utah. These filings changed the state of incorporation for WCFC from the State of Utah to the State of Nevada and increased the total authorized number of the common stock of the Company (the "Common Stock") from 60,000,000 shares to 140,000,000 shares. The designation of the common stock of the Utah corporation as "Class A" was not carried forward to the new Nevada corporation but the par value of $.01 remained unchanged.

         The Company's headquarters address is 14675 Interurban Avenue South, Seattle, Washington 98168-4664 and its telephone number is (206) 901-3000.

Subsidiary Companies

         The Company's wholly-owned subsidiaries are:

            Corporation Name                 Abbreviation           State of Incorporation
            ----------------                 ------------           ----------------------
         Wade Cook Seminars, Inc.                 WCSI                       NV
         Lighthouse Publishing Group, Inc.        Lighthouse                 NV
         Left Coast Advertising, Inc.             Left Coast                 NV
         Bountiful Investment Group, Inc.         BIG                        NV
         Entity Planners, Inc.                    EPI                        NV
         Ideal Travel Concepts, Inc.              Ideal                      NV
         Origin Book Sales, Inc.                  Origin                     UT
         Worldwide Publishers, Inc.               Worldwide                  UT
         Gold Leaf Press, Inc.                    Gold Leaf                  NV
         Get Ahead Bookstores, Inc.               Get Ahead                  NV
         Quantum Marketing, Inc.                  Quantum                    NV
         Information Quest, Inc.                  IQI                        NV
         American Newsletter Co., Inc.            ANC                        NV
         Unlimited Potential, Inc.                Unlimited                  NV
         Hotel Associates Management #1, Inc.     Hotel Associates           NV
         Entity Planners International, Inc.      EPI                        NV


    Of the subsidiaries listed above, only Unlimited, Hotel Associates and EPI do not carry on a trade or business and therefore are not further described in this Form 10-K. Not listed above is Evergreen Lodging, L.P., a limited partnership in which WCSI owns a 65% limited partnership interest and an affiliate of Wade B. Cook is the general partner. Evergreen Lodging, L.P. is consolidated in the consolidated financial statements of the Company presented elsewhere in this Form 10-K.

                            Wade Cook Seminars, Inc.

         Wade Cook Seminars, Inc., ("WCSI"), creates, designs, produces, owns, markets and sells a variety of seminars and workshops focused on investment strategies, financial planning and personal wealth management. WCSI also produces and sells audio tapes, videotapes, books and other written materials designed to teach various investment strategies and financial planning techniques. In addition, WCSI hosts a web site on the Internet at http://www.wadecook.com as an additional tool to recruit students and market its programs, products and services. WCSI accounted for approximately 91% of the Company's net sales for the fiscal year ended December 31, 1997, approximately 97% of the Company's net sales for the fiscal year ended December 31, 1996, and approximately 100% of net sales for the fiscal year ended December 31, 1995.

         In 1997, WCSI conducted approximately 3,293 seminars in approximately 379 cities across the United States. Average attendance at the seminars was 123 persons. In 1996, WCSI conducted approximately 437 seminars in 42 cities with an average attendance of 81 persons. Prior to 1996, the Company did not keep records sufficient to provide the data necessary to determine statistics for prior periods similar to the statistics presented for 1996 and 1997.

Seminars Offered by WCSI

         The Financial Clinic is a three-hour seminar explaining the various financial education products and services offered by WCSI and providing an introduction to investing in the stock market. The Financial Clinic is designed to serve as an introduction to the Wall Street Workshop. This seminar is currently taught nationwide 43 times a week. The price to attend the Financial Clinic is $22 to $33 depending on whether the customer prepays the price of attendance. Occasionally, the Financial Clinic is offered for free to serve the promotional purposes of WCSI.

         The Wall Street Work Shop ("WSWS") is a two-day seminar teaching investors the investment strategies set forth in Mr. Cook's books, Wall Street Money Machine and Stock Market Miracles. Students are taught basic stock market terminology, how to choose a brokerage firm, stock market strategies, and how to place an order to buy and sell securities ( a "trade"). Students are taught how to practice paper trades in class. The seminar is taught nationwide 7 times a week and is taught in conjunction with the Business Entity Skills Training seminar. The price to attend Wall Street Workshop ranges from $695 for individuals who have attended Cook University to $4,695 depending on the particular options selected by the person or persons attending the seminar and depending on the particular discount or promotion in effect at the time of payment to attend the seminar. The Company also offers the seminar Youth Wall Street for younger individuals. This seminar is taught 2 times per week nationwide. The Youth Wall Street is free to registrants 18 years of age and younger.

         Fortify Your Income ("FYI") is a half-day seminar reviewing the strategies taught at the Wall Street Workshop. FYI is a refresher course offered to WSWS graduates at no cost. FYI was taught nationwide 30 times during 1997 and 60 times during the first three months of 1998.

         The Entity Structuring Workshop ("ESW") is a half-day seminar explaining the use of entities to protect assets and reduce taxes. The ESW is designed to serve as an introduction to the Business Entity Skills Training seminar. The workshop was taught nationwide 210 times throughout 1997. The price to attend the workshop ranges from $22 to $33.

         Business Entity Skills Training ("BEST") is a one-day seminar teaching students personal finance management strategies such as asset protection and tax reduction using corporations, limited partnerships, qualified pensions, and living trusts. BEST is taught immediately after the last day of each WSWS, either in the evening or the following day. The price to attend BEST is $995 if no other seminar is also attended. Otherwise, the price of Best is included in the price of attending certain companion seminars.

         WINSTOCK is a two-day workshop teaching stock market strategies and various related topics in a roundtable forum. WINSTOCK was taught for the first time in 1997 to 620 attendees. The workshop is taught in conjunction with the Super BEST and is priced at $997.

         The Super BEST is a one-day seminar taught the third day following WINSTOCK. Super BEST teaches students personal finance strategies such as asset protection and tax reduction strategies using corporations, limited partnerships, qualified pensions, and living trusts. The seminar was introduced in and taught once during 1997. The seminar is priced at $997 and includes the WINSTOCK.

         The Next Step is a two-day seminar for participants who have already attended the WSWS. Advanced stock market investment strategies are taught in a format in which students can actively participate in making investments. Next Step was taught nationwide seven times in 1997 and has been taught three times in the first three months of 1998. The price to attend Next Step ranges from $1,495 to $7,995, depending on whether it is attended separately or with other seminars offered by the Company and depending on the particular discount or promotion in effect at the time of payment to attend the seminar.

         The Wealth Academy, now known as the Wealth Institute, is a three-day seminar teaching wealth accumulation and asset protection formulas using various business strategies and corporate income tax planning to assist students in better managing their personal finance and business activities. The Wealth Institute is currently taught nationwide ten times a year. The price to attend Wealth Institute ranges from $4,995 to $7,995 depending on whether it is attended separately or with other seminars offered by the Company and depending on the particular discount or promotion in effect at the time of payment to attend the seminar.

         The Executive Retreat is a two-day workshop designed for participants who own or control Nevada corporations to gain a broader understanding of the mechanics of using a corporation for tax advantages, limited liability and estate planning purposes. The workshop is currently taught four times a year. The price to attend the Executive Retreat ranges from $1,295 to $2,495 depending on whether it is attended separately or with other seminars offered by the Company and depending on the particular discount or promotion in effect at the time of payment to attend the seminar.

         Cook University is a package of workshops and products promoted by WCSI that are individually tailored to the needs of the student. The package generally sells for $12,345 to $16,345 depending on the combination of seminars and products selected and the discount or promotions in effect at the time of payment to attend the seminars.

         Building Perpetual Income ("BPI") is a three-hour workshop introduced in 1997, which summarizes cash-flow strategies related to the real estate market. This workshop is intended to serve as an introduction to the Real Estate Workshop. BPI was offered three times in 1997 and has been offered four times to date in 1998. The price to attend the Building Perpetual Income seminar is $22 to $33 depending on whether the student prepays.

         The Real Estate Workshop is a one-day event introduced in 1997, which teaches students the strategies outlined in Mr. Cook's book the Real Estate Money Machine. Students are taught how to look for real estate investments and how to turn them into cash-flow investments. The Real Estate Workshop was offered once in 1997. The price to attend the Real Estate Workshop ranges from $995 to $1,495 depending on the discounts or promotion in effect at the time of payment to attend the seminar.

         The Real Estate Bootcamp is a two and one-half day event introduced in 1997 which teaches students the strategies outlined in Mr. Cook's book the Real Estate Money Machine in greater detail. The class often takes a field trip to various parts of the local area in an effort to become more familiar with the types of real estate available. The Real Estate Bootcamp was offered once in 1997. The price to attend the Real Estate Bootcamp ranges from $3495 to $4495 depending on the discounts or promotion in effect at the time of payment to attend the seminar.

         High Octane Options Performance Seminar ("HOOPS") is a one day seminar created for WCSI and introduced in 1997 by speaker Steve Wirrick. Mr. Wirrick goes into greater detail about investing in options. HOOPS was offered sixteen times in 1997 and has been offered fifteen times during the first three months of 1998. The price to attend HOOPS ranges from $1995 to $3295 depending on the discounts or promotion in effect at the time of payment to attend the seminar.

         The Options Bootcamp is a two day seminar created for WCSI by speaker Steve Wirrick which was introduced in 1997. Mr. Wirrick expands on his HOOPS workshop in greater detail relating to his option investing. Students take a tour of the Option Exchange in Chicago as a part of the class. The Options Bootcamp was offered five times during 1997 and has been offered three times during the first quarter of 1998. The price to attend the Options Bootcamp ranges from $2995 to $5995 depending on the discounts or promotion in effect at the time of payment.

         WCSI typically conducts its seminars and workshops in major cities in the United States with populations of over 100,000. The majority of WCSI's seminars are held in Los Angeles, California, Denver, Colorado, Seattle, Washington, Las Vegas, Nevada, Washington, D.C., Orlando, Florida and Dallas, Texas. WCSI derived more than 10% of its revenues in fiscal 1997 from seminars taught in the states of California and Florida. As of March 13, 1998, approximately sixty-nine speakers conducted seminars for the Company throughout the United States, of which the majority were independent contractors. The Company provides training to its speakers, including two-day, bi-monthly workshops with an experienced trainer. Most speakers review training tapes and attend training sessions for six months prior to becoming "technicians" and graduate to becoming "second speakers" on tour. The best of these second speakers eventually rise to the role of primary speaker. Typically, the Company's speakers are required to enter into an agreement not to compete with the Company for a period of generally three years after the termination of their contract with the Company.

         The seminars provided by WCSI accounted for approximately 70%, 52%, and 53% of the Company's net sales in 1997, 1996, and 1995, respectively.

Products and Services marketed by WCSI

         WCSI's seminars and programs are supplemented by audio tapes, video tapes, books and other printed materials that are licensed to the Company. Sales of these products accounted for 20%, 22% and 20% of the net sales of the Company for 1997, 1996 and 1995, respectively.

         The books promoted and marketed by WCSI include best-selling books written by Wade B. Cook such as the Wall Street Money Machine, Stock Market Miracles, Bear Market Baloney and Business Buy the Bible. The Company also sells Brilliant Deductions, The Real Estate Money Machine, How to Pick Up Foreclosures, Owner Financing, Cook's Book on Creative Real Estate, 101 Ways to Buy Real Estate without Cash, Cook's Book on Creative Real Estate, Don't Set Goals, How to Build a Real Estate Money Machine, Real Estate for Real People, Unlimited Wealth, Wealth 101, and 555 Clean Jokes. Each of these books was written by Mr. Cook. These books are sold at prices ranging from $12.95 to $26.95 depending on the title and excluding shipping and handling.

         Other publications licensed from author Wade B. Cook and marketed by WCSI include: 12 Special Reports, The Incorporation Handbook, How to Incorporate in Nevada Special Report, Legal Forms, Owner Financing, Property Analysis Forms, Real Estate Record Keeping System, Real Estate Special Reports, Stock Analysis Forms, The Corporation Kit, and To S or Not to S Special Report. Publications licensed from author Steve Wirrick and marketed by WCSI include: 7 Special Reports, High Octane Reference Charts, High Octane Options Supplemental Charts, Use of Profit and Loss Charts Special Report, The Secret to Pricing Options---Never Pay Too Much Again Special Report, and Owner Financing. These publications are sold at prices ranging from $6.50 to $34.95 depending on the title and excluding shipping and handling.

         The audio tapes promoted and sold by WCSI and authored by Wade B. Cook include the multi-tape audio seminars Financial Fortress Home Study and Zero to Zillions. In addition, WCSI sells single tapes that generally address the ideas and concepts taught in its seminars. The single audio tapes include: Financial 4x4, Financial Power Pack, Paper Tigers, Unlimited Wealth, High Octane Performance Entities, Retirement Prosperity, Money Mysteries of the Millionaires, The Power of Nevada Corporations, Entity Structuring, Outrageous Returns, Double Your Money Update, Everything You Ever Wanted to Know About:
Cook University, Everything You Ever Wanted to Know About: The Wall Street Workshop, Everything You Ever Wanted to Know About: The Real Estate Cash Flow Boot Camp, Everything You Ever Wanted to Know About: Becoming a Travel Agent, Income Formulas, Income Streams, Stock Market Power Strategies, Smarter Money, 100 Fold Return, Are We Headed for a Bear Market, Covered Calls, Financial Jump Start, Living Loving Trusts, Money Machine I, Money Machine II, Red Hot Financial Seminars, Paper Chase, Pension Power, Real Estate Start-up, Sail Through Life, SAIL: Scriptural Applications in Life, Stock Market Power Strategies, Wealth Academy and Wealth, Riches, & Covenants. Mr. Cook is the primary speaker in each of these tapes. These audio tapes are sold at prices ranging from $26.95 to $1,695 depending upon the title of the audio tape or collection of audio tapes. From time to time, WCSI distributes free "Update Tapes" which are recorded by Wade B. Cook in an effort to promote the products of WCSI.

         The videotapes promoted and sold by the Company include the multi-tape video versions of the Company's seminars Wall Street Workshop and Next Step, as well as single-tape videos on Dynamic Dollars, Entity Structuring, 180 Cash Flow Turnaround Seminar: 180 Degrees in 180 Minutes, Financial 4 x 4, Financial Jump Start, High Octane Performance Entities, Second to None, Seven Strategies to Success, and Winning Ways. Videos are sold at prices ranging from $33 to $2,995.

Entity Formation Services

         In 1997, WCSI provided information, forms packages and assistance to individuals interested in preparing Nevada Corporations, Living Trusts, Pension Plans, Limited Partnerships, Charitable Remainder Trusts, and various business office services. After teaching students about the various entities, the majority of actual entities which were formed were provided by various independent outside vendors for a fee. Prices for the Company's entity formation services range from $895 to $5,995 depending on the nature and the number of the entities purchased The entity formation services of the Company accounted for 6%, 14%, and 20% of the Company's net sales in 1997, 1996 and 1995, respectively. In 1998, the entity formation service activities were separated from WCSI and placed in Entity Planners, Inc., a wholly-owned subsidiary.

WIN Subscriptions

         Wealth Information Network ("WIN") is a subscription service provided by the Company which can be accessed over the Internet 24 hours a day. WIN provides detailed information on the trades made by the Company, it's subsidiaries, and by Mr. Cook personally, using the investment strategies discussed in Wall Street Money Machine and Stock Market Miracles and taught at WCSI seminars. WIN also provides stock information and updates on the Company's programs and products, including a schedule of events and seminars provided by WCSI. The subscription rate for the WIN service ranges from $695 to $3,695 per year, depending on the length of service, promotion offered at the time of sale, and whether a subscriber is also an attendee at a seminar offered by WCSI. Subscription to WIN accounted for 4% 12%, and 7% of the Company's net sales in 1997, 1996 and 1995, respectively.

Other Products Marketed by WCSI

         WCSI has various marketing agreements or arrangements with other companies to market and sell the products of these other companies and share in the revenue generated by such sales. During 1997, WCSI obtained exclusive marketing rights to the IQ Pager from Information Quest, Inc., a Nevada corporation ("IQI"). Revenues generated by WCSI from sales of the IQ Pager were split equally with IQI through December 31, 1997. On March 20, 1998, all of the common stock of IQI was acquired by WCFC effective as of January 1, 1998. As a result of such acquisition, 100% of the revenue generated by WCFC from IQ Pager sales will be retained by WCFC.

         On September 12, 1997, WCFC entered into a purchase agreement with Applied Voice Recognition, Inc. to purchase wholesale 10,000 units of a private label automated speech recognition system including a self-contained contact manager. WCFC received inventory under the purchase agreement in late 1997 of 2,500 units and will begin marketing the devices in 1998.

         On January 20, 1997, WCFC entered into a software development agreement with KnowWonder, Inc. ("KnowWonder") for the development of a family finance software package. The software is to be completed for release on or about August, 1998. Under the agreement, WCFC will own the intellectual property for the software and will have non-exclusive rights to distribute the software. KnowWonder will pay a royalty to WCFC for sales of the software.

Sales and Marketing

         The Company creates interest and demand for its programs, products and services through a mix of radio and television advertising, direct mail advertising, Internet marketing and sports promotions.

Radio & Television Advertising

         The Company's primary means of advertising to potential customer is through various commercial radio spots nationwide, including radio infomercials. Generally, the radio advertising contains information relating to a strategy taught by Wade B. Cook and promotes a financial clinic to be offered within the coming few weeks in the local area of the advertising. The customer may call the toll-free number provided in the advertisement and, if he does, will be encouraged to reserve a seat at the upcoming Financial Clinic. During 1997, the Company advertised on a limited basis on television in connection with the Company's sports promotion advertising and in a few other select markets.

Direct Mail Marketing and Advertising

         The Company markets its programs, products and services through direct mailing to its mailing list of over 500,000 individuals, many of whom have previously attended one of the Company's seminars or purchased the Company's products. A centralized marketing department develops the Company's catalogs, brochures and advertisements.

Sales Team

         The Company's sales force consists of approximately 130 people who are responsible for responding to phone, e-mail, Internet and facsimile orders and inquiries received by the Company, as well as for following up with existing clients to promote additional programs, products and services. The Company provides its sales staff daily training aimed at refining their sales skills and providing updates on new products, programs and services being offered by the Company.

Internet Marketing

         The Company maintains an Internet web site at http://www.wadecook.com to market and promote its programs, products and services. The web site has information on the Company's programs, products and services and certain limited information on stock and investment strategies. A WIN subscriber can access WIN through the web site. A web site visitor can purchase a limited number of the Company's products on-line at the web site. In the future, the Company intends to expand products offered at the web site to all of the Company's products.

Sports Promotions

         The Company sponsors a variety of sporting events including several games of the Seattle Seahawks and Seattle Super Sonics. These sponsorships enable the Company to advertise via giveaways which have in the past included packages containing a free book, audio tape, video tape and other promotional publications of the Company. All giveaway packages contain information about the Company's products and the toll free telephone number to call to register for a Financial Clinic or other upcoming seminar.

                       Lighthouse Publishing Group, Inc.

         Lighthouse is engaged in the business of producing and publishing books, audio and video tapes, and other written materials, mainly in the categories of business, finance, real estate, and self-improvement. Many of the current books are authored by Wade B. Cook including "Real Estate Money Machine", "Business Buy the Bible", "Bear Market Baloney", "Stock Market Miracles", and "Wall Street Money Machine." Lighthouse Publishing contributed approximately 5% of the consolidated revenues of the Company in 1997, 12 % of consolidated revenues of the Company in 1996 and no contribution to consolidated revenue in 1996.

                          Left Coast Advertising, Inc.

         Left Coast is engaged in the business of producing and placing advertising in various media including radio, television, newspaper, and magazines. Left Coast is a fully licensed advertising agency whose primary client is WCFC and it's subsidiaries. Left Coast contributed less than one per cent of the consolidated revenues of the Company in the year 1997, 1996 and 1995.

                        Bountiful Investment Group, Inc.

         Bountiful Investment Group, Inc. (formerly Profit Financial Real Estate Management Company) ("BIG") was formed in 1997 to manage and oversee the real estate investment portfolio of the Company, primarily consisting of hotels.

BIG contributed less than one per cent of the consolidated revenues of the Company in 1997.

Hotel Investment Properties

         WCSI owns a 25 percent interest in Airport Lodging Associates, L.C. which owns the Airport Ramada Ltd. Suites. WCSI's purchase price for their interest acquired was $250,000. The hotel is a new structure that opened in November 1997. The Ramada Ltd. Suites has 58 rooms and 1 suite, and is located at 315 North Admiral Boulevard in Salt Lake City, Utah.

         WCSI owns a 12 percent interest in 45th South Hotel Partners, L.C., a limited liability corporation, which owns the Murray Hampton Inn and the Murray Fairfield Inn. The 12 percent interest was purchased for $220,000, which was paid $160,000 in cash and 10,000 shares of Common Stock in the Company. The Hampton Inn is a 65 room hotel located at 606 West 4500 South in Murray, Utah. The Fairfield Inn is a 61 room hotel located at 4500 South in Murray, Utah.

         WCSI owns a 10 percent interest in Airport Hilton Partners, L.C., which owns the Airport Sheraton Suites. The hotel is located at 307 North Admiral Boulevard in Salt Lake City, Utah. The purchase price for the interest acquired was $250,000. The Sheraton Suites is due to open in April 1998 with 108 suite-style rooms.

         WCSI purchased a 8 percent interest in Woods Cross Hotel Partners, L.C. which owns the Woods Cross Fairfield Inn. The 8 percent interest was purchased for $119,269 paid in the form of 11,636 shares of Common Stock of the Company at $10.50 a share. The Woods Cross Fairfield Inn has 80 rooms and is located at 2437 south Wildcat Way in Woods Cross, Utah.

         WCSI owns a 4 percent interest in the Park City Hampton Inn & Suites. WCSI paid $225,002 for its 4% interest which consisted of $200,000 in cash and 4,167 shares of Common Stock in the Company. The hotel has 61 rooms and 20 suites and is located at 6609 North Landmark Drive in Park City, Utah.

         BIG owns a 100 percent direct ownership interest in the Best Western McCarran House. The total purchase price was $5,250,000 with a commitment to make $1,000,000 in renovations. The payment for renovations is to be made in installments over the course of 1998. The Best Western McCarran House has 220 units and is located at 55 East Nugget in Sparks, Nevada.

         BIG owns a 50 percent interest in Red Rock Lodging Associates, L.C. an entity which owns the St. George Hilton Inn. The purchase price was $3,850,000 of which BIG has contributed $800,000 in cash. The Hilton Inn has 98 rooms and 2 suites and is located at 1450 South Hilton Drive in St. George, Utah.

         Rising Tide Limited Partnership had negotiated to purchase a 100 percent ownership interest in the Provo Fairfield Inn for $3,450,000, of which $1,310,000 has been placed in escrow. In order to retain the Marriott franchise, the ownership of the Fairfield Inn is being restructured such that the original franchisee will retain 51 percent ownership interest and the Company will obtain a 49 percent interest. This transaction is scheduled to close in the second quarter of 1998. The Company intends to have its interest in the Provo Fairfield Inn held in Bountiful Investment Group, Inc.. Any funds that have been paid in excess of the 49 percent purchase price will either be returned to the Company or credited towards the acquisition of other hotel properties. The Provo Fairfield Inn has 66 rooms and 6 suites and is located at 1515 South University Avenue in Provo, Utah. BIG has made an offer to purchase the St. George Sleep Inn. If the sale goes through, BIG would own a 100 percent interest in the hotel. The purchase price is $1,200,000. Additionally, BIG would have a commitment to make approximately $130,000 in renovations. The Sleep Inn has 68 rooms and is located at 1481 South Sunland Drive in St. George, Utah

Raw Land

         WCSI owns a 65% percent interest in Evergreen Lodging, L.P.. Evergreen owns a 100% interest in undeveloped property located near the 7200 South off-ramp of the I-15 Interstate near Salt Lake City, Utah. Evergreen purchased the land for $690,000. The land was purchased with the original intent of building a hotel on the property.

         WCSI owns a 42 percent interest in Lake View Lodging Associates, L.C. which owns the property located at 215 West 1300 South in Orem, Utah. The purchase price for its interest acquired was $560,000.

         BIG owns a 100 percent interest in an undeveloped lot located in Reno, Nevada. BIG purchased the property for $590,000.


                             Entity Planners, Inc.

         EPI provides entity planning information and education to WCSI customers attending Business Entity Structuring Skills Training and Entity Structuring Workshop. EPI had no financial activity in 1997.

                          Ideal Travel Concepts, Inc.

         As of August 13, 1997, the Company acquired Ideal from a director of the Company. In addition to providing travel arrangements for the Company, the Company markets travel agency training kits at its seminars for a price of $495. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"

                            Origin Book Sales, Inc.

         In August 1997, WCFC acquired all of the issued and outstanding common stock of Origin in exchange for the issuance of 30,269 shares of restricted Common Stock of the Company pursuant to a Share Exchange Agreement effective as of August 15, 1997. Origin, a Utah corporation, is a book distribution company which sells books on consignment. Origin also offers select titles to national bookstore chains. Origin is the exclusive distributor of products for Worldwide Publishers Inc.

                           Worldwide Publishers, Inc.

         In August 1997, WCFC purchased all of the issued and outstanding common stock of Worldwide for $1.00 pursuant to a Stock Purchase Agrement effective as of August 8, 1997. Additional consideration for the acquisition of Worldwide was the extinguishment of the obligation of Worldwide to repay two promissory notes in the total amount of $275,000. The obligation to repay the amounts loaned to Worldwide are eliminated as intercompany transactions. Worldwide is a Utah corporation doing business under the identifying publishing insignias ("imprints") as Aspen Books and Buckaroo Books. Aspen Books publishes religious books or books with a spiritual emphasis. Buckaroo Books publishes children's books and books of whimsy.

                             Gold Leaf Press, Inc.

         In August 1997, WCFC acquired all of the outstanding common stock of Gold Leaf in exchange for 7,692 shares of the restricted Common Stock of the Company pursuant to a Stock Exchange Agreement effective as of August 15, 1997. Gold Leaf publishes fiction and non-fiction books.

                           Get Ahead Bookstores, Inc.

         Effective January 1, 1998, WCFC acquired Get Ahead Bookstores, Inc., a Nevada corporation. Get Ahead is housed within Wade Cook Financial Education Centers in both Seattle and Tacoma. Get Ahead is staffed by Quantum Marketing personnel in an effort to coordinate Quantum sales of WCFC products and services. Get Ahead is a retail outlet for books, audio and video recordings primarily related to finance, education, investments, and business and personal development. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"

                            Quantum Marketing, Inc.

         Quantum Marketing, Inc., a Nevada corporation, was established in 1997 by Robert Hondel, a member of the Company's Board of Directors, to provide alternative marketing of the Company's products and services. Currently, Quantum maintains its own website on the Internet and provides local marketing through its offices located within Wade Cook Financial Education Centers in Tacoma & Seattle, Washington and Newport Beach, California. Another Quantum office is to open in Santa Ana, California in 1998. Quantum pays WCFC a royalty of 70 percent on all products and services sold by Quantum through WCSI. Quantum provides WCFC with a 30 percent royalty on all products and services sold by Quantum through its Wade Cook Financial Education Centers. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         The first Wade Cook Financial Education Center was established in 1997 in Tacoma, Washington.

Each Wade Cook Financial Education Center contains a Winvest Center where WCFC alumni can meet to network and obtain additional financial investment information and information related to other WCFC products and services. Effective January 1, 1998, the Company acquired Quantum as a wholly-owned subsidiary. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

                            Information Quest, Inc.

         Information Quest, Inc. was organized in 1997 for the primary purpose of marketing the IQ Pager. The Company acquired IQI effective January 1, 1998 as a wholly-owned subsidiary. IQI is the distributor of the IQ Pager, a one-way receiving paging device. IQI transmits stock market updates and various financial information over the IQ Pager to subscribers. In addition, IQI provides all supplies, packaging, and distribution of the IQ Pager and provides all of the organizational support and maintains all contracts relating to the base paging service. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

                       American Newsletter Company, Inc.

         American Newsletter Company, Inc., a Nevada corporation, was incorporated August 28, 1997 as a wholly-owned subsidiary of WCFC. American Newsletter Company designs, produces, and distributes newsletters for commercial purposes. Current products include the Navigator, a bi-monthly, single-sheet, marketing newsletter targeted to bookstores which promotes Lighthouse publications. American Newsletter Company also publishes EXPLANATIONS, a promotional newsletter for WCSI products and services. EXPLANATIONS provides continuing education focusing on cash flow generation and wealth strategies taught by WCSI. EXPLANATIONS is a sixteen page monthly newsletter which is shipped to WCFC customers at a retail subscription rate of $144 per year.

NET SALES BY OPERATING SUBSIDIARIES

The following table sets forth the Company's net sales by subsidiary:

                   PROFORMA NET SALES BREAKDOWN BY SUBSIDIARY
                        FOR THE YEAR ENDING DECEMBER 31,
                                  (unaudited)
                              (Amounts in 000's)

                         1997                       1996                        1995
Subsidiary        Sales             %       Sales             %       Sales             %
----------        -------------------       -------------------       -------------------
WCSI             $ 99,616        89.85%    $ 39,256          85%     $  7,567          46%
Left Coast       $   --           0.00%    $   --             0%     $                  0%

Lighthouse       $  4,840         4.37%    $  1,469           3%     $                  0%
Origin           $  1,510         1.36%    $  1 801           4%     $     1            0%
Gold Leaf        $     26         0.02%    $  1 462           3%     $  1,330           8%
Worldwide        $    555         0.50%    $    971           2%     $  7,209          44%
Ideal Travel     $  4,321         3.90%    $  1,023           2%     $    182           1%
                 ----------------------    ---------------------     ---------------------
                 $110,868       100.00%    $45, 982         100%     $ 16,289         100%
                 ----------------------    ---------------------     ---------------------
                 ----------------------    ---------------------     ---------------------

CORPORATE CONTROL BY WADE B. COOK

         Wade B. Cook is the founder, majority shareholder, Chairman of the Board of Directors, President, Treasurer, acting Chief Financial Officer and CEO of the Company. Mr. Cook's wife is the Secretary of the Company and is a member of the Board of Directors. Several of Mr. Cook's siblings and relatives are in management positions at the Company. Mr. Cook maintains control of nearly every aspect of the Company including, but not limited to, setting corporate policy, determining strategic direction and determining each acquisition of a company or assets made by the Company and the material terms of such acquisition. Mr. Cook selects and approves every product and seminar sponsored by the Company. Mr. Cook directs most marketing efforts of the Company. Mr. Cook dominates the management of the Company.

CONTROL BY MANAGEMENT

         As of March 13, 1998, senior management of the Company collectively owns approximately 59% of the outstanding shares of Common Stock. Mr. Cook and entities affiliated with Mr. Cook own approximately 56% of the outstanding shares of Common Stock. Consequently, the senior management, and Mr. Cook in particular, will continue to have a significant influence over the policies and procedures of the Company and will be in a position to determine the outcome of corporate actions requiring stockholder approval, including the election of directors, the adoption of amendments to the Company's corporate documents and the approval of mergers and sales of the Company's assets. See "Security Ownership of Certain Beneficial Owners and Management."

BUSINESS STRATEGY

         WCFC's business strategy is to generate revenue and earnings growth through further market penetration of domestic markets for sales of the Company's existing products, and the introduction of new product lines that complement and supplement existing product lines which can be sold through the same channels of distribution.

         To accomplish its strategic objectives, WCFC has: (i) acquired companies; (ii) increased advertising expenditures; (iii) further expanded into smaller markets; (iv) developed and introduced new and ancillary product categories; (v) continued to acquire licenses from Mr. Cook and to seek out new licenses from new authors; (vi) and entered into relationships with others to develop and market new products.

         Substantially all of the Company's programs, products and services are based on the financial and investment strategies of Mr. Cook. The Company has the non-exclusive right to promote, produce and sell these programs, products and services pursuant to the terms of a Product Agreement with Mr. Cook dated March 20, 1998. Mr. Cook has based his programs and products on his belief that people need to: (a) increase their wealth by increasing their cash flow; (b) learn how to minimize their federal and state income taxes; (c) use entities, such as Nevada corporations, family limited partnerships, living trusts, qualified pensions and business trusts, to protect their assets; (d) be able to retire with sufficient income from their assets to maintain a good standard of living; and (e) be able to pass on their wealth and assets to their loved ones without the problems of probate.

COMPETITION

         The Company does not generally conduct market research on competitive companies or competitive products and does not therefore have meaningful statistical data on competitors or competitive products.

         The Company believes that the highly competitive market in which the Company operates is fragmented and decentralized, with low barriers to entry. The Company's competitors include other companies and individuals who promote and conduct seminars and provide products on topics relating to investments, financial planning and personal wealth management. Some of these competitors offer courses and products similar to the Company at lower prices. In addition, many of the Company's competitors sponsor and conduct seminars free of charge as a marketing tool for other business. These competitors include stockbrokers, franchisers of business opportunities and portfolio and tax consultants.

LICENSING FROM WADE B. COOK

         On March 20, 1998, the Company entered into a new Open Ended Product Agreement with Wade B. Cook to be effective July 1, 1997 and expiring June
30, 2000. This agreement amended the previous Product Agreement dated June
25, 1997. Pursuant to this Open Ended Product Agreement, the Company has a non-exclusive license with Mr. Cook which permits the Company to produce, market and sell licensed original products and intellectual property in exchange for a royalty of ten percent of the gross sales of the licensed products. Royalties are paid to Mr. Cook on a quarterly basis under the terms of the agreement, however, Mr. Cook is CEO of the Company and is authorized to set Company policy which allows him to take draws against royalties in amounts which he determines to be reasonable. In such cases, the royalties owing under the license are then reconciled quarterly with the draws Mr. Cook has taken. The license also grants the Company the right to use Mr. Cook's name, likeness, identity, trademarks, and trade symbols. The Agreement is open-ended in that it allows for future products developed by Mr. Cook to be licensed under the same terms and conditions upon the execution of a form "License Order". The Company does not have a contract which gives it the first right to license or otherwise obtain the right to produce, market or sell any future products developed by Mr. Cook. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

RETURNS AND REFUNDS POLICY

         Due to the nature of the intellectual property contained in the majority of the Company's products and the ease with which the materials could be copied, the Company has an "all sales are final" policy except as otherwise required by state and federal law. The Company does give refunds on a case by case basis as determined by the Refund Manager and/or the General Counsel. During 1997, the average return refund rate was under 2% of sales.

INTELLECTUAL PROPERTY

         The Company regards its seminars, products and other materials as proprietary and relies primarily on a combination of statutory and common laws regarding copyrights, trademarks and trade secrets to protect such rights. Additionally, employee and third-party nondisclosure agreements and other methods to protect said propriety rights are relied on by the Company.

         The Company is currently attempting to identify and protect the intellectual property of the Company. In general, Wade B. Cook selects the trademarks for all products and the names of all corporate subsidiaries and promotions based on his personal preferences. Mr. Cook has, in the past, generally selected names which have common appeal and which contain descriptive terms and/or descriptive acronyms such as "Business Entity Skills Workshop" or "B.E.S.T." The Company has chosen not to register most existing trademarks currently used by the Company.

EMPLOYEES

         As of December 31, 1997, the Company had 532 full-time employees, including 422 full-time employees, 110 part-time employees and approximately 70 independent contractors. As of March 13, 1998, WCFC had approximately 519 employees of which 114 are part-time. The Company's employees are not covered by collective bargaining agreements. The Company believes its relationship with its employees is good.

SEASONALITY

         The Company's business is not seasonal.

ITEM 2. - PROPERTIES

Commercial Property

         The Company's headquarters is a three-story 63,000 square feet building owned by it and located at 14675 Interurban Avenue South, Seattle, Washington 98168. The majority of the Company's operations, such as corporate offices, in-house sales staff, in-house seminar staff, art department, accounting department and legal department are based at this location. In addition, the headquarters has 3 seminar rooms which the Company uses to hold some of its seminars.

         The Company leases space at 4479 South 134th Place, Seattle, Washington 98168, for its shipping and warehouse operations. The shipping warehouse is approximately 10,000 square feet. The majority of the Company's shipping is conducted at this location.

         Worldwide leases 2,400 square feet of office space located at 6208 Stratler in Salt Lake City, Utah. Worldwide conducts the majority of its operations out of this facility.

         Origin leases 7,200 square feet of office space located at 6208 Stratler in Salt Lake City, Utah. Origin conducts the majority of its business out of this facility.

ITEM 3. - LEGAL PROCEEDINGS

Investigation by the Securities and Exchange Commission

         The Company is subject to a private investigation by the Securities and Exchange Commission ("SEC") in the Matter of Wade Cook Seminars, Inc. The SEC is investigating the possible violation of Sections 5(a), 5(c) and 17(a) of the Securities Act, Section 1(b) of the Exchange Act and Rule 10b-5 thereunder, and Sections 203(a) and 206(1) and (2) of the Investment Advisers Act. The SEC has stated that the investigation should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be construed as an adverse reflection on the merits of the securities involved or on any person or entity. The Company does not believe it or its executive officers and directors have violated applicable laws, and the Company intends to continue to cooperate with the investigation. The Company does not believe it or its executive officer and directors have violated applicable laws.

Investigation by the State of Washington

         The Assistant Attorney General for the State of Washington's Department of Financial Institutions, Securities Division commenced an investigation of Mr. Cook, WCSI, and the Company in September, 1996. Since that time, the State of Washington's Department of Financial Institutions, Securities Division has issued subpoenas to Mr. Cook, WCSI, the Company, the General Counsel, and the former General Counsel requesting information related to the investigation. The Company has not been informed as to basis for the State of Washington's investigation. The Company does not believe it or its executive officer and directors have violated applicable laws.

Wade Cook Seminars, Inc. v. Charles Mellon, Anthony Robbins, Options Management, Inc. and Robbins Research International, Inc.

         On October 4, 1996, WCSI and Mr. Cook filed a complaint in King County Superior Court, State of Washington against Robbins Research International, Inc, Anthony Robbins, Charles Mellon, and Options Management, Inc. seeking damages and injunctive relief for unfair competition, misappropriation of trade secrets, breach of a non-compete agreement, and inducement to breach the non-compete agreement. On November 26, 1997, WCSI and Mr. Cook's unfair competition and misappropriation of trade secrets claims were dismissed in a hearing on a Motion for Summary Judgment brought by the Defendant. The Company and Mr. Cook are appealing the decision to the Ninth Circuit Court of Appeals. WCSI and Mr. Cook filed for a voluntary dismissal on the non-compete issues and were granted a dismissal without prejudice.

Wade B. Cook v. Anthony Robbins, Robbins Research International, Inc. and Charles Mellon

         On June 18, 1997, Mr. Cook filed a copyright infringement suit in the United States District Court, Western District of Washington, against Anthony Robbins and Robbins Research International, Inc. seeking damages and injunctive relief. Charles Mellon, a former speaker for Wade Cook Seminars, Inc., was added as a defendant on August 5, 1997. Mr. Cook alleges Anthony Robbins copied or caused to be copied significant portions of his best selling book, Wall Street Money Machine. Mr. Cook authored and copyrighted the book which he claims defendants used in creating their new seminar entitled "Financial Power". A trial is scheduled for September 28, 1998.

Litigation with ART and ITEX

         On February 4, 1998, WCFC filed a complaint against Associated Reciprocal Traders, Ltd. ("ART") and its parent corporation, ITEX, in the King County Superior Court, State of Washington in Seattle, Washington. On the same day, Associated Reciprocal Traders, Ltd. filed a complaint against WCFC in the King County Superior Court, State of Washington in Kent, Washington. Both complaints have been consolidated and are related to a dispute over the ownership of 1,800,000 shares of common stock that originally was issued as 100,000 shares of common stock of WCFC on September 10, 1996 in exchange for $500,000 worth of media credits for radio spots to Associated Reciprocal Traders, Ltd. pursuant to an agreement dated December 29, 1995.

County of Fresno Investigation

         On March 5, 1998, the Company received a letter from the County of Fresno, California, Office of District Attorney Business Affairs Unit ("BAU"), informing the Company that the BAU believed that the seminar sales contracts used in California by the Company were not in compliance with sections 1678.20 through 1693 of the California Civil Code which provide for a three-day right of cancellation on seminar sales solicitation contracts. According to the BAU, potential penalties for such actions could include restitution and civil penalties up to $2,500 for each violation. The BAU has afforded the Company the opportunity to negotiate a settlement with the BAU prior to any legal action being taken against the Company and a meeting has been scheduled in April for such purposes. As a precautionary measure, the Company has begun to offer the 3-day right of cancellation language in its California seminar sales contracts until the Company has had an opportunity to more fully review the legal requirements and make a determination whether it has violated the cited provisions of the California Civil Code.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1997 Annual Meeting of Shareholders of the Company ( the "Annual Meeting") was held at the Company's headquarters on December 10, 1997. At the meeting the shareholders of the Company approved the following: (i) the election of management's slate of directors for the forthcoming year (ii) the ratification of the Company's name change from Profit Financial Corporation to Wade Cook Financial Corporation (iii) the authorization of reincorporating the Company in the State of Nevada (iv) the adoption of the 1997 Stock Incentive Plan, and (v) the authorization of an increase in the total number of authorized Common Stock of the Company to 140,000,000 shares from 60,000,000 shares.

         The directors nominated by management and elected by the shareholders were: Wade B. Cook, John Childers, Sr., Nicholas Dettman, Eric Marler, Robert Hondel, Cheryle Hamilton, Pamela Andersen and Robin Anderson. Dr. Warren Chaney was not nominated to stand for election as a director notwithstanding the fact that his name was included in the Proxy Statement delivered to shareholders prior to the meeting.

Voting Results

         The total number of outstanding shares representing the total possible number of votes that could be cast at the Annual Meeting was 6,715,032. The actual number of votes cast by proxy or in person excluding abstentions and broker non-votes was 4,118,659.

         The following table sets forth the actual numbers of votes cast for, against and those abstaining on each of the items voted on:

ITEM                                  FOR              AGAINST       ABSTAIN
----                                  ---              -------       -------
#1.  Election of Directors            4,118,411        248           N/A

#2.  Name Change                      4,118,439        180           40

#3.  Reincorporation                  4,118,431        188           40

#4.  Stock Incentive Plan             4,118,047        408           204

#5.  Share Increase                   4,117,809        284           566

                                    PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has been traded in the OTC BB Market under the symbol "WADE" since August 11, 1997. Prior to that time, the Company's Common Stock was quoted under the stock symbol "PFNL" in the over-the-counter market.

         The following table sets forth the approximate high and low bid quotations for the Company's Common Stock for the calendar periods indicated. The quotations reflect inter-dealer prices which may include retail markups, markdowns or commissions and may not reflect actual transactions.

                                                     HIGH BID          LOW BID
                                                     ---------         -------
                                    1997
--------------------------------------------------------------------------------
Quarter Ended March 31                                  4.25             2.00
Quarter ended June 30                                   5.94             2.63
Quarter ended September 30                             13.88             4.88
Quarter ended December 31                              15.44             7.63
                                    1996
--------------------------------------------------------------------------------

Quarter Ended March 31                                  2.12             2.00
Quarter Ended June 30                                   2.62             2.25
Quarter Ended September 30                              3.75             3.50
Quarter Ended December 31                               3.12             2.62
                                    1995
--------------------------------------------------------------------------------

Quarter Ended March 31                                  1.75             1.50
Quarter Ended June 30                                   2.37             2.12
Quarter Ended September 30                              2.50             2.25
Quarter Ended December 31                               2.00             1.87
                                    1994
--------------------------------------------------------------------------------

Quarter Ended March 31                                  1.87             1.62
Quarter Ended June 30                                   1.75             1.50
Quarter Ended September 30                              1.75             1.50
Quarter Ended December 31                               1.75             1.50

(1) Prices reported reflect a 3 for 1 stock split effective September 15, 1997, a 3 for 1 stock split effective December 23, 1997, and a 2 for 1 stock split effective September 9, 1996.

         On March 13, 1998, there were approximately 1,373 shareholders of record of the Company's Common Stock and approximately 9,333 beneficial holders. On March 13, 1998, the closing bid price of the Company's Common Stock on the OTC BB Market was $3.03 per share.

         In February 1998, the Company changed stock transfer agents to American Stock Transfer and Trust Company, New York, New York.

         The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to retain earnings to expand and develop its business.

RECENT SALES OF UNREGISTERED SECURITIES


         On August 13, 1997, the Company issued 13,491,438 shares of its restricted Common stock for a three for one stock split to all shareholders of record as of September 1, 1997, with an effective date of September 15, 1997.

          On August 13, 1997, the Company authorized the issuance of 358,333 post split restrited shares of Common Stock for the acquisition of Ideal Travel Concepts Inc., under a Stock Purchase Agreement dated August 1, 1997.

          On September 12, 1997, the Company issued 500 post split shares of its restricted Class A Common Stock at $5 per share (pre splits) to Kathleen Mikos for payment in full of subscription notes receivables.

          On September 12, 1997, the Company issued 20,000 shares of its restricted Class A Common Stock at $1.00 per share ($3 per share pre split) to Baker Street Investments, L.P. under the stock options available to Board members.

          On October 13, 1997, the Company issued 5,000 shares of its restricted Class A Common Stock at $5.00 per share to Paul Christensen for a finder's fee in the purchase of the Fairfield Inn in Provo, Utah.

          On October 13, 1997, the Company issued 5,000 shares of its restricted Class A Common Stock at $5.00 per share to Rex Griffiths for the acquisition of the Hampton Inn & Suites in Park City, Utah.

          On November 17, 1997, the Company issued 11,538 post split shares of its restricted Class A Common Stock to Stan Zenk in exchange for 12,500 shares of Common Stock in Gold Leaf Press, Inc. for the acquisition of Gold Leaf Press, Inc.

          On November 17, 1997, the Company issued 11,538 post split shares of its restricted Class A Common to Curtis Taylor in exchange for 12,500 shares of Common Stock in Gold Leaf Press, Inc. for the acquisition of Gold Leaf Press, Inc.

          On December 10, 1997, the Company issued______________shares of its restricted Class A Common Stock for a three for one stock split to all shareholders of record as of December 19, 1997, with an effective date of December 23, 1997.

          On December 19, 1997, the Company issued 3,637 shares of its restricted Class A Common Stock at $10.50 per share to Rex Griffiths for the purchase of a seven percent interest in Woods Cross Hotel Partners, L.C.

          On December 19, 1997, the Company issued 6,545 shares of its restricted Class A Common Stock at $10.50 per share to Paul Christensen for the purchase of a seven percent interest in Woods Cross Hotel Partners, L.C.

          On February 24, 1998, the Company issued a total of 13,650 shares of restricted common stock for the issuance of 25 shares of Common stock to all employees of record on December 22, 1997 as a year-end holiday bonus and the issuance of 50 shares of its Common stock to all management personnel of record on December 22, 1997.

          On August 15, 1997, the Company issued 30,269 shares of its restricted Common Stock to the following individuals in exchange for all of the issued and authorized shares in Origin Book Salesman: Stan Zenk, Curtis Taylor, Michael Hurst, Clarence Taylor, Delvin Jenks, Lonnie Hester, Stuart Taylor, Mark Mendenhall, Susan Coon, Diane Mower, and Isaac Taylor.

          On August 12, 1997, the Company issued 20,000 shares of restricted common stock (10,000 pre split) at $3.00 per share to John Childers, Sr. under the stock options available to employees and directors.

          On December 10, 1997, the Company issued _____________shares of its restricted Class A Common Stock for a three for one stock split to all shareholders of record as of December 19, 1997, with an effective date of December 23, 1997.

         On August 12, 1997, the Company issued 20,000 shares of restricted Common stock (10,000 pre split at $3.00 per share) to John Childers, Sr. pursuant to September 20, 1995 resolution under the stock option available to Board members.

ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and the related notes and with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY" included elsewhere in this Form 10-K. The selected consolidated balance sheet data presented below as of December 31, 1996 and 1997 and of the consolidated statement of operations data presented below for the years ended December 31, 1995, 1996 and 1997 are derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K, which financial statements have been audited by Miller and Company, independent certified public accountants. The selected consolidated balance sheet data presented below as of December 31, 1995 and 1994 and the consolidated statement of operations data for the year ended 1994 are derived from financial statements of the Company not included in this Form 10-K which have been audited by Miller and Company, independent certified public accountants. The selected consolidated balance sheet data and selected consolidated statement of operation data presented below as of December 31, 1993 and for the year ended December 31, 1993 are derived from financial statements of the Company audited by other auditors not included in this Form 10-K.


                      SELECTED CONSOLIDATED FINANCIAL DATA
                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                            YEAR ENDED DECEMBER 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                   1993          1994           1995          1996            1997
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

  Net sales                       $   728      $   1,973      $   6,504     $   40,725     $  104,908
  Cost of sales                   $   147      $     862      $   2,877     $   15,683     $   39,068
                                  -------      ---------      ---------     ----------     ----------
  Gross proft                     $   581      $   1,111      $   3,627     $   25,042     $   65,840

  Operating expenses              $   116      $   1,134      $   3,333     $   20,302     $   50,099
                                  -------      ---------      ---------     ----------     ----------
  Income (loss) from
  operations                      $   465      $     (23)     $     294     $    4,470     $   15,741
  Other expenses                  $   114      $     181      $      55     $       74     $      706
                                  -------      ---------      ---------     ----------     ----------
  Income (loss) from
  continuing operations           $   351      $    (204)     $     239     $    4,666     $   15,035
                                  -------      ---------      ---------     ----------     ----------


PRO FORMA INCOME FROM CONTINUING OPERATIONS DATA (1,2):

  Income (loss) before
  income taxes,
  minority interest and
  acquired operations
  as reported                     $   351      $    (204)     $     239     $    4,666     $   15,035
  Pro Forma provision
  (benefit) for income
  taxes                           $   --       $      (8)     $     171     $    1,061     $    6,063
                                                                                           ----------
  Minority interest in
  loss of subsidiary              $            $              $             $              $       21
                                  -            -              -             -              ----------
  Pro forma net income
  (loss)                          $   351      $    (196)     $      68     $    3,065     $    8,993
                                  -------      ---------      ---------     ----------     ----------
                                  -------      ---------      ---------     ----------     ----------


PER SHARE DATA:

  Pro forma (loss income
  from continuing operations
  per share                       $ 0.04           (.008)          .002           0.12           0.14
                                  -------      ---------      ---------     ----------     ----------
                                  -------      ---------      ---------     ----------     ----------

  Weighted average shares
  outstanding                  24,857,705     25,593,688      25,593,688    26,574,666     63,362,984


 (IN THOUSANDS)

CONSOLIDATED BALANCE SHEET DATA:
                                   1993          1994           1995          1996            1997
  Total assets                    $ 2,787      $     206      $    2,283    $   16,938     $    41,404

  Total debt, including           $   688      $     134      $    1,458    $   12,618     $    24,649
  current portion
                                  -------      ---------      ----------    ----------     -----------
  Stockholders' equity            $ 2,099      $      72      $      825    $    4,320     $    16,755


(1) In the fourth quarter of 1997, the Board of Directors changed the fiscal year of WCSI from a fiscal year ending January 31 to a calendar fiscal year. The effect of the change was to exclude January 1998 from the consolidated financial statements of the Company and shorten the 1997 results of WCSI to an eleven month period.

(2)

(3) Assumes as outstanding, 3,224,997 shares of Common Stock for 1997 issued by WCFC in the August 1997 Acquisition of Ideal, See Consolidated Statements of Changes in Shareholders' Equity.

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes and trends related to the financial condition of the Company and the results of its operations. This discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

Overview and Outlook

         WCFC is a holding company that, through its operating subsidiary WCSI, conducts educational investment seminars and produces and sells audio tapes, videotapes, books and other written materials focused on investment strategies, financial planning and personal wealth management. The Company also invests in marketable securities, real estate, gold, oil and gas venture capital limited partnerships and private companies. WCSI hosts WIN, an Internet web site that allows subscribers to log on for information related to the stock market at http://www.wadecook.com. Two of the Company's operating subsidiaries, Left Coast Advertising, Inc. and Lighthouse Publishing Group, Inc. conduct advertising and publishing services, respectively, for the Company. In 1997 the Company acquired Worldwide, Origin, Gold Leaf and Ideal Travel.

         The following tables set forth the net sales, total cost of sales and gross profit of each of the operating subsidiaries of WCFC for the years ended December 31, 1995, 1996 and 1997.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                  WADE COOK FINANCIAL CORPORATION SUBSIDIARIES
                            YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                            1995
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Gold                  Ideal
                                                WCSI          Lighthouse   Origin       Leaf     Worldwide    Travel        Total
------------------------------------------------------------------------------------------------------------------------------------
NET SALES                                       $ 6,504       $ --         $  --         $--       $--         $ --         $  6,504
------------------------------------------------------------------------------------------------------------------------------------
COST OF GOODS SOLD                                2,122        2,122
------------------------------------------------------------------------------------------------------------------------------------
LICENSE AND ROYALTY EXPENSE                         755            0           755
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COST OF SALES                               2,877            0             0         0          0             0          2,877
------------------------------------------------------------------------------------------------------------------------------------
 GROSS PROFIT                                     3,627         --            --          --        --           --            3,627
                                                -------        -------     -------       -------   -------     -------       -------
                                                -------        -------     -------       -------   -------     -------       -------

                                                                            1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Gold                  Ideal
                                                WCSI          Lighthouse   Origin       Leaf     Worldwide    Travel        Total
------------------------------------------------------------------------------------------------------------------------------------
NET SALES                                       $39,256       $1,469       $ 1,496       $26       $ 48        $3,620       $104,907
------------------------------------------------------------------------------------------------------------------------------------
COST OF GOODS SOLD                                3,972          349         1,016        --         17         2,964         28,892
------------------------------------------------------------------------------------------------------------------------------------
LICENSE AND ROYALTY EXPENSE                      10,950          367          --          13         39          --           10,176
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COST OF SALES                              14,922          761         1,016        13         56         2,964         39,068
------------------------------------------------------------------------------------------------------------------------------------
 GROSS PROFIT                                    24,334          708           480        13         (8)          656         65,839
                                                -------        -------     -------       -------   -------     -------       -------
                                                -------        -------     -------       -------   -------     -------       -------

                                                                            1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Gold                  Ideal
                                                WCSI          Lighthouse   Origin*      Leaf*    Worldwide*   Travel**      Total
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
NET SALES                                       $94,984       $4,733           $ ,       $--       $--         $ --         $ 40,725
------------------------------------------------------------------------------------------------------------------------------------
COST OF GOODS SOLD                               23,319        1,576         4,366
------------------------------------------------------------------------------------------------------------------------------------
LICENSE AND ROYALTY EXPENSE                       8,994        1,130        11,317
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COST OF SALES                              32,313        2,706             0         0          0             0         15,683
------------------------------------------------------------------------------------------------------------------------------------
 GROSS PROFIT                                    62,671        2,027          --          --        --           --           25,042
                                                -------        -------     -------       -------   -------     -------       -------
                                                -------        -------     -------       -------   -------     -------       -------


* - Acquired effective August 27, 1997
** - Acquired effective August 1, 1997

Intercompany transactions have been eliminated.

Results of Operations

         Revenues for the year ended December 31, 1997 were $104.9 million as compared to revenues of $40.7 million for the year ended December 31, 1996. These results include the results of WCSI for only eleven months due to a change in WCSI's fiscal year end from January 31 to December 31. Revenues grew significantly due to several factors including a substantial increase in advertising, the fact that several books authored by Wade Cook appeared on the New York Times' Business Best Seller List, resulting in greater recognition for Wade Cook in the investment educational market. Seminar sales grew from $25 million in 1996 to more than $56 million in 1997, an increase of over 120%. Book sales went from $9 million in 1996 to more than $33 million in 1997, a increase of over 267%. WIN subscribers have increased. The increase in overall revenues may also be attributed to the acquisition of related businesses in 1997.

         Costs of revenues increased from $15.7 million to $39 million, an increase of over 149%. However, the costs of revenues as a percentage of net revenues have decreased from 38.4% in 1996 compared to 37.2% in 1997. The Company believes it is taking advantage of the economies of scale in the distribution, travel, and publishing areas. The increase in costs was primarily attributed to revenue growth.

         Selling, general and administrative expenses increased by almost $30 million to $50.1 million in 1997 as compared to $20 million in 1996. The increase was attributable to increases in labor and related costs ($7 million in 1996, comapred to $16 million in 1997), advertising ($6 million in 1996 compared to almost $14 million in 1997), and postage and freight ($2.2 million in 1996 compared to $4.2 million in 1997).

         For the year ended December 31, 1997, the Company's net other income/expense was $706 thousand as compared to $74 thousand in 1996. The increase in expense was due to the costs associated with the purchase of the Company's headquarters building coupled with a net investment loss of over $800 thousand. The net investment loss can be attributed to the losses incurred in the brokerage accounts used by seminar instructors to make demonstration trades as well as a downturn in the stock and securities markets at the end of 1997.

         The provision for income taxes of $6 million and $1.6 million for the years ended 1997 and 1996, respectively, reflect taxes payable in respect of profitable operations.

         The Company anticipates that existing cash, together with internally generated funds aided by continuing increase in revenues, will provide the Company with the resources that are needed to satisfy the Company's working capital requirements in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company's cash and cash equivalents and marketable securities totaled $6.7 million dollars. The Company's negative working capital was approximately $11,000,000 in 1997. The Company's negative working capital grew from $763,000 in 1995 to $3.9 million in 1996.

         The Company expects, therefor, that the negative working capital of the Company will increase in 1998. The primary reason for the increase in negative working capital is the Company's practice of funding long term investments with working capital as opposed to using other forms of financing including the issuance of equity and debt.

EFFECTS OF INFLATION

The Company's management believes that inflation will not have a significant effect on the Company's results of operations.

SEASONALITY

The Company's business is not seasonal.

ITEM 8. - FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The Financial Statements of the Company and financial statement schedule filed as part of this report on Form 10-K are listed in Item 14(a).

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's Board of Directors is divided into three classes of directors, with the directors in each class elected for three-year staggered terms. Class I consists of three (3) directors whose term expires at the annual shareholders meeting in 2000. Class II consists of three (3) directors whose term expires at the annual shareholders meeting in 1999. Class III consists of four (4) directors whose term expires at the annual shareholders meeting in 1998. Officers serve on the Board of Directors, subject to restrictions set forth in their employment agreements, if any. See "EXECUTIVE COMPENSATION--Employment Agreements."

         The following table sets forth information with respect to each director and executive officer of the Company:

NAME                   AGE   POSITION               CLASS        DIRECTOR SINCE
----                  ----   --------               -----        --------------
Wade B. Cook           47   Chairman of the Board*    I            June, 1995
Laura M. Cook          45   Secretary and Director*   I            June, 1995
Cheryle Hamilton       46   Director*                 III          June, 1997
Robert T. Hondel       54   Director*                 III          June, 1997
Warren H. Chaney       54   Director (1)                           August, 1996
John V. Childers       52   Director                  I            Sept., 1995
Nicholas Dettman       49   Director                  II           Sept., 1995
Eric W. Marler         40   Director (3)              II           December, 1996
Pamela Andersen        46   Director* (2)             III          August, 1997
Robin Anderson         34   Director*                 III          June, 1997
Christopher M. Carde        Director, General Counsel and Interim CEO(4)
Andrew T. Rice              Comptroller, Treasurer and Chief Financial Officer(5)
Caesar Regosa               Comptroller and Director(6)

-----------------

* Indicates members who are presently executive officers or employees of the Company.

(1) Did not stand for re-election at the 1997 Annual Shareholders' Meeting. Certain biographical information regarding Mr. Chaney has been omitted below.

(2)  Resigned from the Board, effective March 17, 1998.

(3) Eric W. Marler served as the Chief Financial Officer of the Company from December, 1996 to June, 1997 when he resigned in order to take advantage of another business opportunity. He remains on the Board of Directors and continues to work for a company, Cascade Management Associates, L.P. that provides speaker services to the Company.

(4) Christopher M. Carde was terminated by the Company pursuant to a confidential termination agreement dated August 21, 1997. Mr. Carde did not receive any additional severance compensation and agreed to continue to uphold his non-compete agreement. Certain biographical information regarding Mr. Carde has been omitted below.

(5) Andrew T. Rice served as Comptroller from June to December 1997. During that time Mr. Rice became Treasurer and CFO of the Company. Mr. Rice resigned as CFO of the Company in December 1997 and left the Company just prior to the year-end. Certain biographical information regarding Mr. Rice has been omitted below.

WADE B. COOK is the Chairman of the Board, CEO, President and interim
Treasurer and Chief Financial Officer of the Company and has occupied at least one of those positions since June of 1995. Mr. Cook also served as Treasurer and President of WCSI since 1989. Mr. Cook is an author of numerous books on finance, real estate, asset protection and the stock market, a trainer and speaker on these topics, and the developer of educational products on investing and personal wealth management. Mr. Cook is the husband of Laura M. Cook.

         The State of Arizona commenced an administrative proceeding against Wade B. Cook and his former businesses American Business Alliance and Monarch Funding Corporation in February, 1989. The State of Arizona issued an administrative order, on or about May 1989, concluding that Mr. Cook and his businesses had violated various securities laws, including anti-fraud provisions, and as a result, ordered them to (1) pay over $390,000 in restitution (2) jointly and severally pay a $150,000 administrative penalty, and
(3) to cease and desist the allegedly fraudulent conduct. This matter has been concluded and all fines and penalties have been paid.

LAURA M. COOK is the Secretary and a member of the Board of Directors of the Company. Mrs. Cook has also served as an officer and operational manager in several subsidiaries of the Company. Mrs. Cook has managed accounting systems for various corporations for 15 years.

CHERYLE HAMILTON is the Director of Lighthouse Publishing. From March, 1996 to February, 1997, Ms. Hamilton served as Human Resources Director for the Company. Prior to her involvement with the Company, Ms. Hamilton was Executive Assistant of Sunsportswear, Inc., a clothing manufacturer located in Seattle, Washington. She also provided intellectual property and marketing consulting on a contract basis from 1991 to 1994.

ROBERT T. HONDEL is a Director of the Company and is the President and a director of Quantum Marketing, Inc., a wholly-owned subsidiary, and was the General Sales Manager of WCSI until December 1997. Mr. Hondel left retirement to join the Company. Prior to joining the Company, Mr. Hondel spent 18 years as the Director and President of the Knapp College of Business in Tacoma, Washington. Mr. Hondel is the uncle of Robin Anderson.

JOHN V. CHILDERS is a Director of the Company. In addition to his duties as Director, Mr. Childers acts as a speaker trainer of the Company. Mr. Childers is the former President of Ideal Travel Concepts, Inc., a travel company with locations in Tennessee and Florida which was recently acquired by the Company.

NICHOLAS DETTMAN is a Director of the Company. He is a captain for Delta Airlines, and has been with that company for over 30 years. He is the owner and operator of Kalowai Plantation, an orchid ranch in Kauai, Hawaii.

ERIC W. MARLER is a Director of the Company and has been a speaker for the Company since September, 1996. Mr. Marler also served as Chief Financial Officer of the Company from December, 1996 to June, 1997. Mr. Marler is Vice President of Cascade Management Associates, L.P., a firm that provides tax consulting. Prior to his involvement with the Company, Mr. Marler practiced as a Certified Public Accountant giving advice on income tax and profitability planning with Martin/Grambush, P.C., an accounting firm located in Kirkland, Washington.

PAMELA S. ANDERSEN was a Director of the Company until March 1998. Ms. Andersen joined WCSI in October, 1994, as a director of Left Coast Advertising, Inc., a subsidiary of the Company. She currently serves as Manager of Real Estate Investments for the Company. Prior to her association with the Company, Ms. Andersen worked with Bromar, Inc., Harris/3M and NEC, and has experience in the fields of sales and real estate.

ROBIN ANDERSON is a Director of the Company. Ms. Anderson is the Sales Manager for the Company and has been with the Company since 1994. Ms. Anderson is the niece of Robert T. Hondel.

COMPENSATION OF DIRECTORS

         The Company pays each director a fee of $3,000, payable quarterly, in advance. In addition, the Company reimburses non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with their activities on behalf of the Company. Directors of the Company are eligible for participation in the Wade Cook Financial Corporation 1997 Stock Incentive Plan. See "The 1997 Stock Incentive Plan". The 1997 Stock Incentive Plan is administered by the Board of Directors.

The 1997 Stock Incentive Plan

         The Company's 1997 Stock Incentive Plan ("Plan") provides for the granting of Stock Options ("Options"), including Incentive Stock Options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and Non-Qualified Stock Options ("NQSOs"). In addition, Stock Appreciation Rights ("SARs") may be granted under the Plan, either accompanying an Option grant (a "Tandem SAR") or independent of an Option grant (a "Stand-Alone SAR"). The Plan also provides for the granting of shares of Restricted Stock, shares of Phantom Stock, stock bonuses and other stock-based awards.

         The Plan is administered by the Board. The Board has the right to grant awards to eligible recipients and to determine the terms and conditions of Award Agreements ("Agreements"), including, but not limited to, the vesting schedule and exercise price of such awards, and to make all other determinations deemed necessary or advisable for the administration of the Plan. The persons who will be eligible to receive awards pursuant to the Plan will be such directors, officers, consultants and other employees of the Company as the Board selects ("Participants").

         The maximum number of shares of Company stock reserved for issuance under the Plan is 1,000,000 shares (subject to adjustment as provided in this Form 10-K). Such shares may be authorized but unissued Company stock or authorized and issued Company stock held in the Company's treasury. The Board has the authority to make any and all equitable changes or adjustments it deems necessary or appropriate in the event any dividend or other distribution (whether in the form of cash, Company stock, or other property), recapitalization, Company stock split, reverse Company stock split, reorganization, merger, consolidation, spin-off, combination, repurchase, or share exchange, or other similar corporate transaction or event, affects the Company stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of Participants under the Plan.

         The Board will determine the expiration date of each Option, provided however, that no ISO will be exercisable more than 10 years after the date of grant. The exercisability of Options may be based on a predetermined vesting schedule or may be subject to the attainment by the Company of performance goals pre-established by the Board. The option exercise price per share will be determined by the Board; provided, however, that in the case of an ISO, the option exercise price will in no event be less than the fair market value of a share of Company stock on the date the ISO is granted. The Plan provides that the Board will have the authority to specify, at the time of grant, or with respect to NQSOs, at or after the time of grant, that a Participant shall be granted a new NQSO (a "Reload Option") for a number of shares equal to the number of shares surrendered by the Participant upon exercise of all or a part of an Option, subject to the availability of shares of Company stock under the Plan at the time of such exercise.

         The Board may grant Common Stock as a bonus. Other forms of awards valued in whole or in part by reference to, or otherwise based on, Company stock may be granted either alone or in addition to other awards under the Plan. The Board will determine the persons to whom and the time or times at which such awards will be granted. The number of shares of Company stock to be granted pursuant to such awards and all other conditions of such awards.

         The Board may suspend, terminate or amend the Plan at any time, provided however, that stockholder approval will be required if and to the extent the Board determines that such approval is appropriate for purposes of satisfying Section 422 of the Code or Rule 16b-3 as promulgated under the SEC.

BOARD MEETINGS AND COMMITTEES

         During 1997, the Board of Directors held 10 meetings, and as of March 13, 1998, has met two times. Each current member attended at least 100% of the meetings of the Board of Directors for which they were eligible to attend.

Board Committees

         The Executive Committee has the authority to approve the acquisition, financing and disposition of investments for the Company and execute certain contracts and agreements, including those related to borrowing money by the Company, and generally will exercise all other powers of the Board of directors except for those which require action by the Board of Directors under the Articles of Incorporation, By-laws or applicable law. The members of the Executive Committee are Wade B. Cook and Laura M. Cook.

         The Audit Committee consists of directors who are not employees and who are, in the opinion of the Board of Directors, free from any relationship that would interfere with their exercise of independent judgment as Audit Committee members. The Audit Committee has been established to make recommendations concerning the engagement of independent public accountants, review with the independent public accountants the plans and results of the audit engagement, approve professional services provided by the independent accountants, review the independence of the independent public accountants, consider the range of audit and non-audit fees and review the adequacy of the Company's internal accounting controls. The members of the Audit Committee are Eric W. Marler and Nicholas Dettman. The Audit Committee held three meetings in 1997 and, as of March 13, 1998, has held one meeting in 1998.

         The Compensation Committee consists of directors who may be employees and non-employees of the Company and has been established to review the Company's general compensation strategy, establish the salaries of, and review the benefit programs for, the Chairman and Chief Executive Officer and set the salaries of, and review the benefit programs for, those persons who report directly to the Chief Executive Officer, and to approve certain employment contracts. The members of the Compensation Committee are John V. Childers, Cheryle Hamilton, and Robert T. Hondel. The Compensation Committee held no meetings in 1997 and, as of March 13, 1998 has held two meetings.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership and changes in ownership on Forms 3,4 and 5 with the Securities and Exchange Commission. Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Form 5 for fiscal year 1997, the Company believes that all its officers, directors and greater than ten percent (10%) beneficial owners complied with all filing requirements applicable to them with respect to transactions during 1997.

ITEM 11. - EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth certain compensation information for each of the last three fiscal years for the Chief Executive Officer and each of the next four most highly compensated executive officers whose compensation exceeded $100,000 and two additional persons for whom disclosure would have been required had such persons been executive officers of the Company.


NAME AND POSITION               YEAR           SALARY          OTHER BENEFITS   OTHER COMPENSATION
-----------------              -----          -------          --------------   ------------------
Wade B. Cook                    1997          $238,240(1)          $7,500          $9,996,840(2)
Chairman, President             1996          $ 90,628               --            $4,366,183(3)
and CEO                         1995          $755,550               --            $   82,923

Robert T. Hondel                1997          $112,231               --            $   81,403
General Sales                   1996          $179,532               --                  --
Manager                         1995          $ 62,500               --                  --

Kim Brydson,                    1997          $182,185               --                  --
Director of Marketing           1996          $ 63,120               --            $   17,923
                                1995              --                 --            $    2,550

Cheryle Hamilton                1997          $120,446               --                  --
Director of Lighthouse          1996          $ 34,781               --                  --
Publishing                      1995              --                 --                  --

Scott Curry                     1997          $124,645               --                  --
Sales Representative            1996          $ 21,527               --                  --
                                1995              --                 --                  --

         Certain of the Company's executive officers received personal benefits in addition to salary and cash bonuses, including car allowances or the use of a car owned by the Company. The aggregate amount of such personal benefits however, does not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the named executive officers.

------------------------

(1) Represents payment of the annual premium for a Life Insurance Policy on Wade B. Cook with Laura M. Cook as beneficiary.

(2) Represents amounts paid by WCSI to Mr. Cook or his affiliates pursuant to a Product Agreement. See "Certain Relationships and Related Transactions."

(3)

EMPLOYMENT AND TERMINATION AGREEMENTS

         Pursuant to an Employment Agreement, dated as of June 25, 1997 and effective as of July 1, 1997, Mr. Cook is employed as Chief Executive Officer and President of the Company. The Employment Agreement provides for a three-year term in which Mr. Cook will receive an annual base salary of $240,000 in Year 1, $265,000 in Year 2 and $290,000 in Year 3. According to the Employment Agreement, Mr. Cook may receive additional bonuses for work as approved by the Board of Directors of the Company. To date, no such bonuses have been requested or approved. In addition, Mr. Cook is entitled to reimbursement for reasonable travel and business entertainment expenses authorized by the Company, as well as certain fringe benefits.

         Christopher Carde was terminated by the Company pursuant to a confidential termination agreement dated August 21, 1997. Mr. Carde did not receive any additional severance compensation and agreed to continue to uphold his non-compete agreement.

OPTION GRANTS IN LAST FISCAL YEAR

Shown below is information concerning grants of options during fiscal 1997 to the Named Officers.

                     Option Grants in the Last Fiscal Year
                              Individual Grants(l)




                    Securities        % of Securities                                        Potential Realizable Value at Assumed
                    Underlying          Underlying                                          Actual Rates of Stock Price Appreciation
                      Options         Options Granted                                                 for Option Term (2)
                      Granted         to Employees in       Exercise Price      Expiration   ---------------------------------------
     Name             (#) (1)           Fiscal Year           ($/Share)          Date(s)         5% ($)                10% ($)
------------------------------------------------------------------------------------------------------------------------------------



     (1) Under the terms of the Stock Option and Stock Award Plan all options to purchase the Company's Common Stock granted have ten-year terms. The per share exercise price in each case is equal to or greater than the closing price of the Company's Common Stock on the date of grant as reported on the OTC BB. The purchase price of Common Stock acquired by the exercise of options may be paid by the delivery of shares of Common Stock previously acquired by the optionee. The Board has broad discretion and authority to amend outstanding options and reprice such options, whether through an exchange of options or amendments thereto.

     (2) Potential realizable value is based on an assumption that the stock price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price performance.

The number of shares acquired upon exercise of options and the value realized from any such exercise, during fiscal year 1997, and the number of shares subject to exercisable and unexercisable options held and their values at December 31, 1997 for each of the Named Officers are set forth in the following table.


AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

Shown below is information with respect to the unexercised options to purchase the Company's Common Stock granted in fiscal 1997 under the Company's 1997 Stock Option Plan to the Named Officers. None of the Named Officers exercised any stock options during fiscal 1997.

              Aggregated Option Exercises in the Last Fiscal Year
                            and FY-End Option Values

                                                                 Number of
                                                                 Securities               Value of
                                                                 Underlying               Unexercised
                                                                 Unexercised              In-the-Money
                                                                 Options at               Options at
                             Shares                              FY-End (#)               FY-End ($)
                             Acquired on       Value             Exercisable/             Exercisable/
Name                         Exercise(#)(1) Realized($)(1)       Unexercisable            Unexercisable (2)
Wade B. Cook, Chairman
Laura M. Cook, Secretary

     (1)  No options were exercised during 1997.

     (2) No options were in-the-money at the time of grant or at fiscal year end. "In-the-money" means that the market price of the underlying shares is higher than the price at which shares can be purchased by exercise of an option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company has formed a Compensation Committee. No executive officer of the Company has served as a member of the board of directors or compensation committee of any company in which another Board member is an executive officer.

COMPENSATION REPORT OF THE BOARD OF DIRECTORS

         The Board of Directors is responsible for establishing compensation policy and administering the compensation programs of the Company's executive officers. See "Directors and Executive Officers of the Registrant--Board Meetings and Committees." The purpose of this report is to inform shareholders of the Company's compensation policies for executive officers and rationale for the compensation paid to executive officers in fiscal year 1997. The amount of compensation paid by the Company to each of its directors and officers and the terms of employment were determined solely by Wade B. Cook except as otherwise noted below. The Company believes that the compensation paid to its directors and officers, including Wade B. Cook, is competitive with that paid by similar companies. The compensations and benefits for 1997 of the Chief Executive Officer and the other executive officers of the Company are determined by oral employment agreements (except as otherwise noted below). The terms of such agreements were negotiated with Wade B. Cook. Mr. Cook's employment agreement for 1997 to 2000 was negotiated through the Company's General Counsel and was based on a general consideration of the compensation of similarly situated chief executive officers in the Pacific Northwest region of the United States.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

         Wade B. Cook's minimum base salary for 1997 was paid pursuant to his Employment Agreement.

COMPENSATION OF ALL EXECUTIVE OFFICERS

         All executive officers of the Company are compensated based on a performance based system of generating sales and opportunities to and for the Company in exchange for salaries and bonuses. Mr. Cook negotiates all salaries.` The Company believes that the levels of compensation and benefits set for executive officers is within the range of to those set in similar companies for persons performing the same or similar functions. In one instance in 1997 employees, including executive officers, were granted small direct awards of the Company's Common Stock. The Board of Directors believes that the use of direct stock awards is appropriate for employees and in the future intends to use direct stock awards to reward outstanding service to the Company or to attract and retain individuals with exceptional talent and credentials. The use of incentives such as stock options or awards is intended to further align the interests of executive officers and other key employees with those of the Company's shareholders.

         The Omnibus Budget Reconciliation Act of 1993 as codified in the Internal Revenue Code established certain criteria for the tax deductibility of compensation in excess of $1 million paid to any one of the Company's executive officers. The effect of Section 162(m) of the Internal Revenue Code is that starting with tax years beginning after January 1, 1994, a publicly held corporation may not deduct compensation paid to its chief executive officer and its four other most-highly compensated officers in excess of $1 million per officer during a corporate taxable year except to the extent such amounts in excess of $1 million qualify for an exception to this limitation. To qualify for this exception, such amounts must be determined on the basis of preestablished, objective, nondiscretionary formulae that meet certain shareholder and outside director approval requirements.

Submitted by the Board of Directors

Wade B. Cook


STOCK PERFORMANCE GRAPH

         The following graph compares the Company's cumulative total shareholder return since the Common Stock became registered under Section 12 of the Securites Exchange Act of 1934 on June 30, 1997 with the Russell 2000 Index and an index of certain companies having the same Standard Industrial Classification Code. The graph assumes that the value of an investment in the Company's Common Stock at June 30, 1997 at the closing price of $1.68 per share and each index was $100.00 on June 30, 1997.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of shares of the Common Stock as of March 13, 1998 (except as otherwise noted) by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers of the Company as a group. Except as noted below each person named in the table has sole voting and dispositive power with respect to all shares of Common Stock shown as beneficially owned.

                                           SHARES
                                        BENEFICIALLY          PERCENT OF
BENEFICIAL OWNER (1)                      OWNED (2)           CLASS (3)
Officers and Directors:
Wade B. Cook                            39,789,860(4)          62%
Laura M. Cook                           39,789,860(4)          62%
Cheryle Hamilton                             1,310             *
Robert T. Hondel                           166,310             *
John V. Childers                         1,148,810             1.8%
Nicholas Dettman                                 0             *
Eric W. Marler                              23,480             *
Pamela Andersen                              1,310             *

Robin Anderson                              18,050             *

All executive officers
and directors of the Company
as a group (9 persons)                  41,149,130             64%

Non-management 5% Shareholders                  --             --

------------------------

* Represents beneficial ownership of less than 1% of the outstanding shares of the Common Stock

(1) Unless otherwise indicated, the address of the beneficial owner is c/o Wade Cook Financial Corporation, 14675 Interurban Avenue South, Seattle, Washington 98168-4664.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to stock options and warrants currently exercisable or exercisable within 60 days are deemed to be outstanding for calculating the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for calculating the percentage of any other person. Except as indicated by footnote, and except for voting or investment power held jointly with a person's spouse, the persons named in the table have sole voting and investment power with respect to all shares of capital stock shown beneficially owned by them.

(3) Percentage is calculated based upon 64,223,685 shares of Common Stock outstanding on March 13, 1998 and takes into account a 3-1 stock split approved by the Board of Directors effective September 15, 1997 and a 3-1 stock split approved by the Board of Directors effective December 23, 1997.

(4) Includes (a) 7,508,345 shares of Common Stock owned of record by Mr. Cook,
(b) 3,600,140 shares owned by the Wade Cook Family Trust, a trust established for the benefit of Mr. and Mrs. Cook's family, (c) 7,500 shares of Common Stock held by Money Chef, Inc., and (d) shared voting and investment power over 24,200,000 shares of Common Stock owned by the Wade B. Cook and Laura M. Cook Family Trust, a trust established for the benefit of Mr. & Mrs. Cook's family. Wade B. Cook and Laura M. Cook are husband and wife. All shares held by Mr. Cook are held as community property. Mr. Cook is the trustee of the named trusts.


ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 20, 1998, Mr. Cook and the Company entered into a new Product Agreement adding additional licensed materials. As with the previous Open Ended Product Agreement the license is nonexclusive, provides Mr. Cook with a 10% royalty rate of all gross sales for the products license, and will remain in effect until June 30, 2002. The Company paid royalties to Mr. Cook or entities controlled by Mr. Cook of $9,996,840 in 1997, $2,199,130 in 1996, and
$755,550 in 1995.

         The Company has licensed the rights to various books authored by Mr. Cook. See Licensing from Wade B. Cook. Under the terms of each Publishing Agreement, Mr. Cook is paid a royalty of ten percent (10%) of the retail price of each book sold. The amount of royalties paid to Mr. Cook and his affiliates under the Publishing Agreements in 1997, 1996, and 1995 is included in the amounts stated above as paid royalties.

         WCSI has two loans to Paul Cook, Mr. Cook's brother, in the amount of seventy-five thousand dollars ($75,000) and thirteen thousand dollars ($13,000). The first loan in the amount of seventy-five thousand dollars ($75,000) was executed on June 18, 1997 for a two-year term at an interest rate of 11 percent (11%) per annum. The second loan for thirteen thousand dollars ($13,000) was executed on January 1, 1998 for a one year term at an interest rate of eleven percent (11%) per annum. Both loans are secured by a deed of trust on Paul Cook's home in Salt Lake City, Utah. The Company contracts with Grand Teton, a company owned or controlled by Paul Cook, to provide speaker services. The Company paid to Paul Cook and Grand Teton $178,700, $46,648 and $3,500 in 1997, 1996 and 1995, respectively.

         Scott Scheuerman, Mr. Cook's brother-in-law, is president of USA Corporate Services, Inc. (USA), BOSS Services, Inc., (BOSS), and Acorn Services, Inc. and is also secretary and treasurer of Black Inc., all of which are Nevada corporations. Boss and Acorn provide business office support services and registered agent services respectively, and both have corporate offices in Nevada. USA and Black Ink provide incorporation services and corporate documentation. USA and Black Inks's corporate offices are located in WCFC's headquarters in Seattle Washington. USA and Black Inc. leases the office space for their corporate headquarters from Wade Cook Seminars, Inc.. The Company markets the services of USA, BOSS, Acorn, and Black Ink to its seminar attendees. In 1997, the Company paid approximately $1,990 to Acorn, approximately $1,027,501 to USA, and approximately $91,725 to Black Inc. The Company paid $117,866 and $123,242 to these entities in 1996 and 1995, respectively.

         Eric W. Marler, the former Chief Financial Officer of the Company and a current Director and speaker for the Company, is the owner of 50% of the issued units of Cascade Management Associates, L.P. ("Cascade"). Cascade provides WCSI with the speaking services of Mr. Marler. The Company paid $103,009 to Cascade in 1997 and $35,555 in 1996. There is no record of payment to Cascade in prior years.

         John V. Childers, a Director of the Company, contracts with WCSI through Speaker Services, Inc. ("Speaker Services"), corporation owned or controlled by Mr. Childers, to develop & direct speaker trainer programs for WCSI. Mr. Childers receives a commission based on the gross sales of Financial Clinic and Wall Street Workshops. The Company paid Speaker Services $254,422 and Seminar Services $166,860 in 1997, $22,710 in 1996, and $3,080 in
1995. The Company paid Mr. Childers $421,282 in 1997 and has no record of direct payment to him in prior years. Additionally, Mr. Childers is the former president and director of Ideal Travel Concepts Inc. ("Ideal"). WCFC executed a stock purchase agreement with Ideal effective August 1, 1997 to purchase Ideal for 358,333 shares of restricted Common Stock of the Company for a total purchase price of $2,150.000.00. Ideal provides travel services to the Company and others and has offices in Tennessee and Florida. Ideal also provides travel agent training kits which are marketed by WCSI.

         Effective January 1, 1998, the Company acquired Quantum Marketing, Inc. ("Quantum") from Robert Hondel, a Director of the Company in exchange for 45,000 resticted shares of Common Stock in the Company. Quantum provides retail and local marketing of the products of the Company through individual Wade Cook Financial Education Centers. Most centers contain a business bookstore, a sales office, and an alumni center. Mr. Hondel will remain as the President of Quantum. Hondel also assigned all rights and interests in Wade Cook Financial Education Centers, Inc., a Nevada corporation to the Company for $1.

         On January 9, 1998, WCSI executed a loan to Robert Hondel, a Director and the President of Quantum Marketing, Inc., which is now a wholly-owned subsidiary of the Company. The loan was in the amount of forty-thousand dollars ($40,000) for a term of 4 years at an interest rate of 10% per annum. On July 31, 1997 Robert Hondel executed a promissory note in the principal amount of $300,000 in favor of WCSI. The note is secured by a lien on Mr. Hondel's real property located in Graham, Washington and bears interest at a rate of 10% per year payable in monthly installments of $2,500 plus 50% of all monthly income received by Quantum Marketing and its affiliates in excess of $8,000 per month beginning September 5, 1997 until paid in full

         Money Chef, Inc., an affiliate of Wade B. Cook has a 50% ownership interest in Newstart Centre, Inc., a Utah corporation ("Newstart") that specializes in automobile sales and leasing to consumers unable to obtain financing from traditional sources. Money Chef, Inc. also purchased the property which is currently leased to Newstart. The Company originally planned to purchase the interest of Newstart, and the land leased by Newstart at the time of the acquisition by Money Chef, Inc., but was not in a position to do so at the time of closing. With the approval of the Board, Mr. Cook, made the acquisition personally through his interest in Money Chef, Inc. which enabled the Company further time to consider the investment. The Board has subsequently agreed to purchase both the land and the 50% interest in Newstart for a $1 above that which Mr. Cook and/or Money Chef has invested to date for said property and 50% interest in Newstart. The Company intends to complete this acquisition in the next quarter. WCSI, Left Coast Advertising, Inc., and Information Quest, Inc. have a total of eight outstanding loans to Newstart. On May 23, June 20, and July 25 of 1997 and January 20, 1998, WCSI executed four loans with Newstart. Each loan was in the amount of one-hundred and twenty-five thousand dollars ($125,000) for a term of 4 years. All of the loans executed in 1997 were at an interest rate of seventeen percent (17%) per year. The loan executed on January 20, 1998 was at an interest rate of fifteen percent (15%) per year. On August 22, and October 9, of 1997, Information Quest executed two loans with Newstart for one-hundred and twenty-five thousand dollars ($125,000.00) each for a term of four (4) years at an interest rate of seventeen percent (17%) per year. Left Coast Advertising executed two separate loans with Newstart, on August 19, and October 9, of 1997. These loans were in the amount of one-hundred and twenty-five thousand dollars ($125,000.00) for a term of four years at an interest rate of 17% per year. All of these loans are secured by titles to automobiles purchased with these funds.

         Effective January 1, 1998, WCFC acquired all of the stock in Information Quest, Inc., a Nevada corporation ("IQI"), from Thomas and Linnet Cloward in exchange for 45,000 restricted shares of common stock in the Company. Mr. Cloward was the former Chief Information Officer of the Company and will continue as President of IQI. Ms. Cloward is an employee of the Company. Information Quest, Inc. is a provider of subscription paging service related to stock market developments. The Company has also licensed the rights to the IQ Pager, the primary product of IQI, from Mr. Cloward, the inventor, in exchange for a two and one-half percent royalty of gross revenues related to the product. Prior to the acquisition of IQI and the license from Cloward, the Company had a marketing arrangement with IQI wherein the Company split equally the gross income of all IQ Pagers sold by the Company.

         Effective January 1, 1998, WCFC acquired all of the stock in Get Ahead Bookstores, Inc., a Nevada corporation ("Get Ahead") from Glendon H. Sypher for an Assignment of all of his right, title and interest in and to the for $1. Mr. Sypher was hired to begin Get Ahead operations from funds advanced by the Company.

                                   PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

                                 PAGE REFERENCE

(a)(1)    FINANCIAL STATEMENTS.                                FORM 10-K

Independent Auditors' Report ......................................          F-1
Consolidated Balance Sheets as of December 31,
  1996 and 1997 ...................................................          F-2
Consolidated Statements of Operations for each of the
  three years in the period ended
  December 31, 1997  ..............................................          F-
Consolidated Statements of Stockholders' (Deficiency)
  Equity for each of the three years in the period
  ended December 31, 1997 .........................................          F-
Consolidated Statements of Cash Flows for each of the
  three years in the period ended December 31, 1997  ..............          F-
Notes to  Consolidated Financial Statements .......................          F-

(a)(2)       FINANCIAL STATEMENT SCHEDULE.

(a)(3)       EXHIBITS.

2.1          Final Amended and Restated Agreement and Plan of Merger Articles of
             Incorporation of Wade Cook Financial Corporation
3.1(a)*      Articles of Incorporation of Profiteer Corporation
3.1(b)*      Amendment to Articles of Incorporation of Profiteer Corporation
             dated September 2, 1984
3.1(c)*      Amendment to the Articles of Incorporation of Profiteer Corporation
             dated August 10, 1988
3.1(d)**     Amendment to the Articles of Incorporation of Profiteer Corporation
             dated September 10, 1991
3.1(e)       Amendment to the Articles of Incorporation of Profit Financial
             Corporation dated September 14, 1997
3.2          Bylaws of Wade Cook Financial Corporation
3.2(a)*      Bylaws of Profiteer Corporation
4.1***       Form of Profit Financial Corporation's Class A Common Stock
             Certificate
4.1(a)       Specimen Certificate evidencing shares of Wade Cook Financial
             Corporation Common Stock
4.1(b)       1997 Stock Incentive Plan of Wade Cook Financial Corporation
4.2(c)       Notice of Grant of Stock Option of Wade Cook Financial Corporation
             Certificate of Appointment of American Stock Transfer & Trust
             Company Form of Indemnification Agreement-Wade Cook Financial
             Corporation
10.1(a)**    Product Agreement, Dated January 3, 1993, between United Support
             Association, Inc. as the purchaser, and Money Chef, Inc., previously known as USA/Wade Cook Seminars, Inc. as the seller

10.1(b)***   Product Agreement, dated June 25, 1997, and effective as of July 1,
             1997, among Wade Cook Seminars, Inc., Money Chef and Wade B. Cook
10.2*        Agreement dated May 18, 1995, by and among Profit Financial
             Corporation, Yeaman Enterprises, Inc., Four Star Ranch, Inc.,
             United Support Association, Inc. and Wade B. Cook
10.3(a)*     Agreement dated February 1, 1996, between Wade B. Cook and
             Lighthouse Publishing Group, Inc. (for Wall Street money Machine)
10.3(b)**    Amended Agreement, dated June 26, 1997, between Wade B. Cook and
             Lighthouse Publishing Group, Inc. (for Wall Street Money Machine)
10.4(a)*     Agreement Dated January 1, 1997, between Wade B. Cook and
             Lighthouse Publishing Group, Inc. (for Stock Market Miracles)
10.4(b)**    Amended Agreement dated June 26, 1997, between Wade B. Cook and
             Lighthouse Publishing Group, Inc. (for Stock Market Miracles)
10.5**       Agreement dated March 1, 1997, between Wade B. Cook and Lighthouse
             Publishing Group, Inc. (for Bear Market Baloney)
10.6**       Agreement dated May 1, 1997, between Wade B. Cook and Lighthouse
             Publishing Group, Inc. (for Business Buy The Bible)
10.7**       Purchase and Sale Agreement, dated July 4, 1996, between United
             Support Association and Seller
10.8**       Employment Agreement dated June 26, 1997, by and between Wade Cook
             Seminars, Inc., and Wade B. Cook
10.9**       Commercial Lease dated June 25, 1997, by and between Wade Cook
             Seminars, Inc. and U.S.A. Corporate Services, Inc.
10.10**      Agreement dated November 1, 1996, between Wade B. Cook and
             Lighthouse Publishing Group, Inc. (for Real Estate Money Machine)
10.11***     All Inclusive Trust Deed dated March 8, 1997, for the purchase and assumption of certain real-estate by Rising Tide, LTD from East Bay
             Lodging Association, LTD
10.12***     Secured Loan Agreement and Promissory Note (Secured) between
             U.S.A., Wade Cook Seminars, Inc. and Newstart Centre, Inc.
10.13        Amended Open-Ended Product Agreement, dated March 20, 1998, between
             Wade Cook Financial Corporation and Wade B. Cook
10.14        Product Agreement, dated March 23, 1998, between Planet Cash, Inc.,
             Steven Allyn Wirrick and Wade Cook Financial Corporation
10.15        Stock Assignment Agreement, dated January 1, 1998, between Get
             Ahead Bookstores, Inc., Glendon H. Sypher and Wade Cook Financial
             Corporation
10.16        Employment Agreement, dated March 23, 1998, between Wade Cook
             Financial Corporation and Thomas Cloward
10.17        Product Agreement, dated March 23, 1998, between Wade Cook
             Financial Corporation, Information Quest, Inc. and Thomas Cloward
10.18        Share Exchange Agreement, dated January 1, 1998, between Wade Cook
             Financial Corporation and Information Quest, Inc.
---          Stock Purchase Agreement, dated August 8, 1997, between Profit
             Financial Corporation and Curtis A. Taylor and Stanley J. Zenk
---          Stock Purchase Agreement, dated _________________, between Wade
             Cook Financial Corporation and John V. Childers, Sr., Brenda
             Childers, Tracy Allan Childers and John V. Childers, Jr.
---          Statement re: Computation of Per Share Earnings
16.1***      Letter re: Change in Certifying Accountant
21.1*        List of Profit Financial Corporation Subsidiaries
23.1         Consent of Miller and Company
27           Financial Data Schedule

--------------------------

* Previously filed as an exhibit to the Company's Form 10-12G filed with the SEC on April 30, 1997 and incorporated in this Form 10-K by reference.

** Previously filed as an exhibit to the Company's Form 10/A-1 filed with the SEC on June 29, 1997 and incorporated in this Form 10-K by reference.

*** Previously filed as an exhibit to the Company's Form 10-12G/POS AM filed with the SEC on September 24, 1997 and incorporated in this Form 10-K by reference.

(b) REPORTS ON FORM 8-K. In the Company's last fiscal quarter ended December 31, 1997, the Company did not file with the Securities and Exchange Commission a Current Report on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on March 30, 1998.


                                         WADE COOK FINANCIAL CORPORATION

                                By:     /s/  Wade B. Cook
                                      ------------------------------------
                                                Wade B. Cook,
                                        Chief Executive Officer

                                By:    /s/ Wade B. Cook
                                      ------------------------------------
                                              Wade B. Cook,
                                           Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by Wade B. Cook, pursuant to the Powers of Attorney being filed with this Form 10-K, on behalf of the following persons in the capacities and on the dates indicated.

Signature                                    Title                    Date
----------                                   -----                    ----


/s/ NICK DETTMAN                            Director                30 March 98
------------------------
Nick Dettman, Principal Board Member


/s/ LAURA COOK                              Director                30 March 98
------------------------
Laura Cook, Principal Board Member


/s/ JOHN CHILDERS                           Director                30 March 98
------------------------
John Childers, Principal Board Member


/s/ ROBERT HONDEL                           Director                30 March 98
------------------------
Robert Hondel, Principal Board Member


/s/ CHERYLE HAMILTON                        Director                30 March 98
------------------------
Cheryle Hamilton, Principal Board Member


/s/ ROBIN ANDERSON                          Director                30 March 98
------------------------
Robin Anderson, Principal Board Member


/s/ ERIC MARLER                             Director                30 March 98
------------------------
Eric Marler, Principal Board Member

[INDEPENDENT AUDITORS' REPORT]

                 F-1

[CONSOLIDATED BALANCE SHEETS]

[CONSOLIDATED STATEMENTS OF OPERATIONS]

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Wade Cook Financial Corporation and Subsidiaries
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Wade Cook Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity,and cash flows for the years ended December 31, 1997 and 1996, and the nine months ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WadeCook Financial Corporation and subsidiaries as of December 31, 1997 and 1996,and the results of their consolidated operations and their consolidated cashflows for the years ended December 31, 1997 and 1996, and the nine months ended December 31, 1995 in conformity with generally accepted accounting principles.

As described in Note-I to the financial statements, the Company changed in 1995, its method of accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of in accordance with the Statement of Financial Accounting Standards No. 121.



                                  Certified Public Accountants

Santa Monica, California
February 26, 1998, except Notes V & W,
for which the date is March 26, 1998

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS

CURRENT ASSETS                                                             NOTES         1997           1996
-----------------------------------------------------------------------  ----------  -------------  -------------
Cash and cash equivalents..............................................       A,L,V  $     540,763  $     635,141
  Marketable securities................................................     A,C,G,L      6,162,733      3,801,039
  Trade and credit card receivables....................................                  3,283,183        859,660
  Inventory............................................................           A      1,312,366        395,743
  Due from related parties.............................................           E        749,726             --
  Notes receivable -- employees, current portion.......................                    242,537        329,060
  Notes receivable from officers, current portion......................                   --               13,191
  Prepaid expenses.....................................................                    235,840         93,196
  Deferred royalties to related party..................................                   --               48,781
  Deferred tax asset...................................................         A,N        251,015        783,064
                                                                         ----------  -------------  -------------
  TOTAL CURRENT ASSETS.................................................                 12,778,163      6,958,875
                                                                         ----------  -------------  -------------
PROPERTY AND EQUIPMENT.................................................         A,H     10,425,159      7,135,205
                                                                         ----------  -------------  -------------
GOODWILL...............................................................         A,Q      2,637,669       --
                                                                         ----------  -------------  -------------
OTHER ASSETS
  Non-marketable investments...........................................         I,L      7,330,460        522,600
  Other investments....................................................                    246,848       --
  Deposits.............................................................           U      4,093,334         35,423
  Notes receivable -- employees........................................           E      3,293,182      1,385,742
  Notes receivable from officers.......................................                   --              236,413
  Due from related parties.............................................           E        599,323        663,401
                                                                         ----------  -------------  -------------
  TOTAL OTHER ASSETS...................................................                 15,563,147      2,843,579
                                                                         ----------  -------------  -------------
    TOTAL ASSETS.......................................................              $  41,404,138  $  16,937,659
                                                                         ----------  -------------  -------------
                                                                         ----------  -------------  -------------

    The accompanying notes are an integral part of these consolidated financial statements.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
CURRENT LIABILITIES                                                         NOTES        1997           1996
------------------------------------------------------------------------  ---------  -------------  -------------
  Current portion of long-term debt.....................................          J  $   1,445,000  $     660,708
  Book overdrafts.......................................................          U      2,156,305             --
  Accounts payable and accrued expenses.................................                 6,450,485        976,644
  Margin loans in investment accounts...................................          L      2,766,824      1,103,936
  Payroll and other taxes withheld and accrued..........................                   163,363        807,414
  Income taxes payable..................................................        A,N      5,253,700      2,075,872
  Deferred revenue......................................................          A      4,764,441      5,160,999
  Due to related parties................................................          E        782,752         19,000
  Notes payable to officer..............................................          J         45,000         45,000
                                                                                     -------------  -------------
  TOTAL CURRENT LIABILITIES.............................................                23,827,870     10,849,573
LONG -TERM DEBT.........................................................        J,L        821,182      1,768,762
                                                                                     -------------  -------------
  TOTAL LIABILITIES.....................................................                24,649,052     12,618,335
                                                                                     -------------  -------------
COMMITMENTS & CONTINGENCIES.............................................      D,M,W

MINORITY INTEREST.......................................................                   687,945        617,300
                                                                                     -------------  -------------
SHAREHOLDERS' EQUITY

Preferred stock, 5,000,000 shares authorized at $10 par value, none
  issued and outstanding................................................                  --             --

Common stock, 140,000,000 shares authorized at $0.01 par value,
  64,245,923 shares and 6,680,864 shares outstanding as of December 31,
  1997 and 1996, respectively...........................................                   642,459         66,807

Paid-in capital.........................................................                 3,691,386        894,408
Prepaid advertising.....................................................        K,T       (500,000)      (500,000)
Retained earnings.......................................................                12,233,296      3,240,809
                                                                                     -------------  -------------
      TOTAL SHAREHOLDERS' EQUITY........................................                16,067,141      3,702,024
                                                                                     -------------  -------------
      TOTAL LIABILITIES, MINORITY INTEREST,
      AND SHAREHOLDERS' EQUITY..........................................             $  41,404,138  $  16,937,659
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    The accompanying notes are an integral part of these consolidated financial statements.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                                                    YEARS ENDED           NINE MONTHS
                                                                                   DECEMBER 31,              ENDED
                                                                           -----------------------------    (NOTEV)
                                                                NOTES           1997           1996           1995
                                                            -------------  --------------  -------------  ------------
REVENUES, NET OF RETURNS AND DISCOUNTS....................                 $  104,907,650  $  40,724,515  $  6,504,011

COSTS OF REVENUES.........................................            O
  Royalties to related party..............................                      9,996,840      4,366,183       649,172
  Speaker fees to related party...........................                        166,661        131,337            --
  Other costs of revenues.................................                     28,904,364     11,185,416     2,227,737
                                                                           --------------  -------------  ------------
TOTAL COSTS OF REVENUES...................................                     39,067,865     15,682,936     2,876,909
                                                                           --------------  -------------  ------------
  GROSS PROFIT............................................                     65,839,785     25,041,579     3,627,102

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..............                     50,099,355     20,301,703     3,233,884

IMPAIRMENT OF LONG-LIVED ASSETS...........................            I                --             --        99,000
                                                                           --------------  -------------  ------------
  INCOME FROM OPERATIONS..................................                     15,740,430      4,739,876       294,218
                                                                           --------------  -------------  ------------
OTHER INCOME (EXPENSE)
  Dividends and interest..................................                        385,338         60,028         5,548
  Gain (loss) on trading securities.......................            G          (804,493)        92,711        69,297
  Other income............................................                        128,171         58,513           742
  Loss on investment on non-marketable securities.........                       (106,099)            --      (107,400)
  Loss on disposition of fixed assets.....................                             --        (21,960)           --
  Interest expense........................................                       (308,796)      (263,285)      (23,047)
                                                                           --------------  -------------  ------------
  TOTAL OTHER EXPENSES....................................                       (705,879)       (73,993)      (54,860)
                                                                           --------------  -------------  ------------
INCOME BEFORE INCOME TAXES................................                     15,034,551      4,665,883       239,358

PROVISION FOR INCOME TAXES................................            N         6,063,387      1,601,244       171,740
                                                                           --------------  -------------  ------------
  INCOME BEFORE MINORITY INTEREST.........................                      8,971,164      3,064,639        67,618

MINORITY INTEREST IN LOSS OF SUBSIDIARY...................                         21,323             --            --
                                                                           --------------  -------------  ------------
  NET INCOME..............................................                 $    8,992,487  $   3,064,639  $     67,618
                                                                           --------------  -------------  ------------
                                                                           --------------  -------------  ------------
EARNINGS PER SHARE........................................                 $         0.14  $        0.12            --
                                                                           --------------  -------------  ------------
                                                                           --------------  -------------  ------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING......                     63,362,984     26,574,666    25,593,688
                                                                           --------------  -------------  ------------
                                                                           --------------  -------------  ------------

    The accompanying notes are an integral part of these consolidated financial statements.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                         COMMON STOCK
                                                     ---------------------
                                                                            ADDITIONAL     TOTAL
                                                                             PAID-IN      RETAINED      PREPAID    SHAREHOLDERS
                                           NOTES       SHARES     AMOUNT     CAPITAL      EARNINGS    ADVERTISING     EQUITY
                                           -----     ----------  ---------  ----------  ------------  -----------  ------------
Balances--December 31, 1995 as
  restated, Note......................           V    3,199,211  $  31,991  $  320,738  $    176,170                $  528,899

Issuance of restricted stock..........                   26,000        260      77,740                                  78,000

Issuance of restricted stock in
  exchange prepaid advertising........                  100,000      1,000     499,000                                 500,000

Prepaid Advertising...................                                                                   (500,000)    (500,000)

Effect of 2 for 1 stock split.........                3,325,231     33,252     (33,252)

Issuance of restricted stock for
  additional compensation.............                   30,422        304      75,746                                  76,050

Subscriptions receivable..............                                         (45,564)                                (45,564)

Net income for year ended December 31,
  1996................................                                                     3,064,639                 3,064,639
                                                     ----------  ---------  ----------  ------------  -----------  ------------

Balances -- December 31, 1996 as
  restated............................           V    6,680,864  $  66,807  $  894,408  $  3,240,809  $  (500,000)  $3,702,024
                                                     ----------  ---------  ----------  ------------  -----------  ------------

Issuance of restricted stock in
  exchange for finders' fees relating
  to purchase of interest in Fairfield
  Inn, Provo, Utah....................                   10,000        100      33,650                                  33,750

Issuance of restricted stock..........                   10,660        107      31,874                                  31,981

Issuance of restricted stock in
  exchange for finders' fees relating
  to purchase of interest in Hampton
  Inn & Suites, Park City,Utah........                    4,167         42      52,046                                  52,088

Issuance of restricted stock for12%
  interest in 45th South Hotel
  Partners, LC........................                   10,000        100      59,900                                  60,000

Authorized but unissued restricted
  stock in exchange for stock of Ideal
  Travel Concepts, Inc., at August
  1,1997..............................                  358,333      3,583   2,146,417                               2,150,000

Issuance of restricted stock in
  exchange for the common stock of
  Origin Book Sales, Inc. at August
  27, 1997............................                   30,269        303     196,446                                 196,749

    The accompanying notes are an integral part of these consolidated financial statements.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                     COMMON STOCK
                                                -----------------------
                                                                          ADDITIONAL                                   TOTAL
                                                                           PAID-IN       RETAINED       PREPAID    SHAREHOLDERS
                                      NOTES        SHARES      AMOUNT      CAPITAL       EARNINGS     ADVERTISING     EQUITY
                                      -----     ------------  ---------  ------------  -------------  -----------  -------------

Issuance of restricted stock in
  exchange for the common stock
  of Gold Leaf Press,Inc. at
  August 27, 1997................                      7,692         77        49,921                                     49,999

Issuance of restricted stock.....                     20,500        205        32,295                                     32,500

Effect of 3 for 1 stock split....                 14,264,970    142,650      (142,649)

Issuance of restricted shares in
  exchange for 8%interest in Wood
  Cross Hotel Partners, LC.......                     11,636        116       119,153                                    119,269

Issuance of restricted stock.....                      2,000         20         7,980                                      8,000

Effect of 3 for 1 stock split....                 42,821,182    428,212      (428,212)

Authorized but unissued restricted
  stock for employee bonus.......                     13,650        137          (137)

Return of Stock Sale Profits by
  Officer........................           B                                 632,710                                    632,710

Collection of subscription
  receivable.....................                                               5,584                                      5,584

Net Income for year ended
  December 31, 1997..............                                                          8,992,487                   8,992,487
                                                ------------  ---------  ------------  -------------  -----------  -------------

Balances--December 31, 1997......                 64,245,923    642,459  $  3,691,386  $  12,233,296  $  (500,000) $  16,067,141
                                                ------------  ---------  ------------  -------------  -----------  -------------
                                                ------------  ---------  ------------  -------------  -----------  -------------

    The accompanying notes are an integral part of these consolidated financial statements.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CASH FLOW STATEMENTS

                                                                             YEARS ENDED
                                                                             DECEMBER 31,            NINE MONTHS
                                                                   --------------------------------     ENDED
CASH FLOWS FROM OPERATING ACTIVITIES:                                    1997             1996           1995
-----------------------------------------------------------------  -----------------  -------------  ------------
Net income.......................................................  $       8,992,487  $   3,064,639   $   67,618
Adjustments to reconcile net income to net cash provided by
operating activities:
  Depreciation and amortization..................................          1,287,153        344,991       38,816
  (Gain) loss on trading securities..............................            804,493        (92,711)     (69,297)
  Loss on disposition of fixed assets............................                 --         21,960           --
  Impairment of long-lived assets................................                 --             --       99,000
  Loss on investment in non-marketable securities................            106,099             --      107,400
  Purchases of trading securities................................        (20,805,975)   (11,290,111)  (1,059,197)
  Proceeds from sale of trading securities.......................         19,318,577      9,034,925      920,395
Changes in assets and liabilities, net of effects from purchase of companies:
  Receivables....................................................         (2,423,523)    (3,249,764)    (133,219)
  Inventory......................................................           (582,092)      (349,604)      (4,688)
  Prepaid expenses...............................................           (142,644)      (141,381)      (6,297)
  Deferred taxes.................................................            532,149       (775,724)         540
  Deposits.......................................................         (4,057,911)          (303)     (29,752)
  Accounts payable and accrued expenses..........................          8,535,921        475,084      340,741
  Payroll and other taxes withheld and accrued...................           (687,968)       693,324       60,191
  Income taxes payable...........................................          3,177,728      1,980,672      105,200
  Deferred revenue...............................................           (396,558)     4,808,674      352,325
  Due to related party...........................................           (118,273)            --           --
  Royalties payable..............................................            171,603       (136,238)      87,139
                                                                   -----------------  -------------  ------------
TOTAL ADJUSTMENTS................................................          4,955,325      1,323,794      809,297
                                                                   -----------------  -------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES........................         13,947,812      4,388,433      876,915
                                                                   -----------------  -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable from employees and officers.....................         (1,571,313)            --           --
Capital expenditures.............................................         (4,157,082)    (4,729,382)    (186,098)
Purchase of non-marketable investments...........................         (6,285,709)            --           --
Subsidiary's investment...........................................           (769,000)      (87,500)  (1,113,100)
Return of subsidiary's investment................................                  --       800,000           --
Payment for purchase of companies, net of cash acquired..........         (1,748,230)            --           --
                                                                   -----------------  -------------  ------------
NET CASH USED FOR INVESTING ACTIVITIES...........................        (14,531,334)    (4,016,882)  (1,299,198)
                                                                   -----------------  -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subsidiary's minority interest.........             70,645        321,496      340,904
Short-term borrowings............................................                 --             --      141,175
Repayment on short-term borrowings...............................           (292,276)      (193,232)     (32,956)
Issuance of common stock.........................................             72,481        108,486           --
Collection on subscription receivables and return of stock
  profits by officer.............................................            638,294             --           --
                                                                   -----------------  -------------  ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES........................            489,144        236,750      449,123
                                                                   -----------------  -------------  ------------

NET INCREASE (DECREASE) IN CASH..................................            (94,378)       608,301       26,840

CASH, beginning of year..........................................            635,141         26,840           --
                                                                   -----------------  -------------  ------------
CASH, end of year................................................  $         540,763  $     635,141   $   26,840
                                                                   -----------------  -------------  ------------
                                                                   -----------------  -------------  ------------

    The accompanying notes are an integral part of these consolidated financial statements.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    Wade Cook Financial Corporation (WCFC), or Company, is the legal successor to Profit Financial Corporation (PFC), is a holding company, whose principal operating subsidiaries are Wade Cook Seminars, Inc. (WCS), formerly known as United Support Association, Inc., Lighthouse Publishing Group, Inc., and Left Coast Advertising, Inc. In 1997, WCFC acquired Origin Book Sales, Inc., Worldwide Publishers, Inc., Gold Leaf Press, Inc., and Ideal Travel Concepts, Inc. WCS conducts educational investment and business seminars and produces video tapes, audio tapes, and written materials designed to teach various investment and cash flow strategies for investing in the stock market, asset protection and asset accumulation techniques or strategies, and business structuring for minimizing federal or state income taxes, deferral of income and estate taxes, development of liability protection, and elimination of the impact of probate on the transition of family owned businesses to the public. WCS also hosts a subscriber internet service, Wealth Information Network (WIN), which allows subscribers to log on for information related to the stock market. In 1997, WCFC began investing heavily in hotel/motel properties and other real estate investments. Lighthouse Publishing Inc. publishes books on investment, financial and motivational topics. Left Coast Advertising, Inc. is an advertising agency. Worldwide Publishers, Inc. and Gold Leaf Press, Inc. are book publishers. Origin Book Sales, Inc. is a book distributor of primarily religious topics. Ideal Travel Concepts, Inc. is a travel agency, also in the business of selling travel agent training kits. The copyrights to most seminars, video and audio tapes, and written materials which were colicensed by Money Chef, Inc., formerly known as USA/Wade Cook Seminars, Inc., a related party, are now fully owned by Wade B. Cook. As used hereafter, "Company" refers to Wade Cook Financial Corporation and its consolidated subsidiaries.

REORGANIZATION AND BUSINESS COMBINATION

    Prior to the acquisition of WCS, PFC had been operating in two different businesses for over five years, namely its farming and ranching operations in Uintah County, Utah, and its investment consulting business. On January 1, 1995, PFC transferred its ranch operations and all related assets and liabilities to Four Star, Inc. (Four Star) in exchange for all of Four Star's outstanding common stock pursuant to a plan of reorganization under the Internal Revenue Code section 368 (a)(1)(d). All of Four Star's stock was then distributed to Yeaman Enterprises, Inc. (Yeaman)in exchange for 1,880,000 shares of the Company's stock as part of there organization. The consolidated financial statements for the periods presented have been restated to exclude the accounts related to the ranch operations.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    The following assets and liabilities were transferred to Four Star from PFC in there organization:

Cash.............................................................................  $   5,266
Receivables......................................................................    277,944
Inventories......................................................................    113,445
Securities.......................................................................    335,333
Property and equipment...........................................................  1,433,642
Accounts payable.................................................................      1,588
Accrued expenses.................................................................     61,257
Long-term debt...................................................................    380,986

    The condensed financial positions of WCFC before and after the transfer are as follows:

                                                                   DECEMBER 31, 1994    TRANSFER    JANUARY 1,1995
                                                                   -----------------  ------------  --------------
Cash.............................................................    $       5,266    $      5,266   $    --
Receivables......................................................          277,944         277,944        --
Inventory........................................................          113,445         113,445        --
Property and Equipment...........................................        1,433,642       1,433,642        --
Investment in land...............................................          247,500         --             247,500
Investment in securities.........................................          461,333         335,333        126,000
                                                                   -----------------  ------------  --------------
TOTAL ASSETS.....................................................    $   2,539,130    $  2,165,630   $    373,500
                                                                   -----------------  ------------  --------------
                                                                   -----------------  ------------  --------------
Long-term debt...................................................    $     380,986    $    380,986   $    --
Accounts payable.................................................           13,321           1,588         11,733
Accrued expenses.................................................           72,295          61,257         11,038
                                                                   -----------------  ------------  --------------
TOTAL LIABILITIES................................................          446,602         443,831         22,771
                                                                   -----------------  ------------  --------------
Common Stock.....................................................           31,991          18,800         13,191
Additional paid-in capital.......................................        4,093,794       3,578,056        515,738
Retained earnings................................................       (2,053,257)     (1,875,057)      (178,200)
                                                                   -----------------  ------------  --------------
TOTAL SHAREHOLDERS' EQUITY.......................................        2,072,528       1,721,799        350,729
                                                                   -----------------  ------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................    $   2,539,130    $  2,165,630   $    373,500
                                                                   -----------------  ------------  --------------
                                                                   -----------------  ------------  --------------

    On April 1, 1995, PFC acquired all of the outstanding shares of common stock of WCS for 1,880,000 shares of the commonstock of PFC. The transaction was previously accounted for as a pooling of interest but is restated to be accounted for on the purchase accounting method based on a recharacterization of the transaction as a reverse-acquisition (NoteV).

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING PRINCIPLES AND CONSOLIDATION POLICY

    The accompanying consolidated financial statements include the accounts of Wade Cook Financial Corporation and its majority-owned subsidiaries. WCS had a fiscal year end of January 31, and the balances as of January 31, 1997 and 1996 have been used to prepare the consolidated financial statements as of December 31, 1996 and 1995. In 1997, WCS changed its fiscal year end to December 31, and the balances as of December 31, 1997 do not include activity for the month of January 31, 1997 and January 31, 1998. All significant inter-company transactions and balances have been eliminated in the consolidation.

    During 1997, WCFC acquired Ideal, Origin, Worldwide, and Gold Leaf and used the purchase method of accounting to account for such acquisitions (Note Q). The consolidated financial statements include the activity of each identified acquisition from the effective date of acquisition through December 31, 1997. All significant inter-company transactions and balances have been eliminated in the consolidation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

CASH AND CASH EQUIVALENTS

    The Company considers highly liquid investments with the original maturity of three months or less to be cash and cash equivalents. Included in these amounts are money market funds of $50,022,and $581,558 as of December 31, 1997 and 1996, respectively.

MARKETABLE SECURITIES

    Brokerage accounts were used by seminar instructors during the seminars to demonstrate how to buy and sell securities using a broker. Marketable securities consist mainly of stocks and options. They have been categorized as trading securities and, as a result, are stated at market value. All changes in trading securities' fair values are reported inearnings as they occur. Realized gains and losses on the sale of securities are determined using the specific-identification method.

INVENTORY

    Inventory, which consists primarily of finished goods, is valued at the lower of cost or market. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed using an accelerated method over the estimated useful lives of the related assets for both financial reporting and tax reporting purposes. Leasehold improvements are amortized using

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

    The Company evaluates impairment of long-lived assets in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets tobe Disposed of SFAS No. 121 requires the Company to assess whether an asset (or group of assets) that will continue to be used is impaired and needs to be adjusted. Other long-lived assets to be disposed of (either by sale or abandonment unrelated to the disposal of a business segment) should be written down to fair value less the cost to sell such assets.

INTANGIBLE

    The 1997 acquisitions (Note Q) resulted in the Company recording $2,851,886 for goodwill, which represents the excess of the cost of the assets purchased over their fair value. Amortization is computed using the straight-line method over the estimated useful life of the intangible asset or 40 years, whichever is shorter.

NON-MARKETABLE INVESTMENTS

    The Company accounts for non-marketable investments, at cost, if the Company owns less than 20% of the investee; and ate quity, if the Company owns 20% to 50% of the investee.

REVENUE RECOGNITION

    Tuition revenues for seminars are recognized when services are rendered.

    Subscription revenues for WIN (Wealth Information Network) membership generally are received for up to one year in advance and are recorded and presented in the financial statements as deferred revenue until earned. Although a typical subscription binds the subscriber to prepay, the subscription term begins when the customer receives his logon code. The deferred revenues are recognized on a monthly basis over the term of the contract.

    If a subscriber cancels within the first twelve months of the service period, any remaining unearned subscription revenue will be recognized into income at the time of the cancellation because the subscription is a binding nonrefundable contract.

    Other revenues are recognized when finished products are shipped to customers or services have been rendered.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

    Advertising costs are expensed when incurred. Advertising costs amounted to $13,685,893, $6,094,922 and $751,533 for the years ended December 31, 1997, 1996 and 1995, respectively.

INCOME TAXES

    Income taxes are provided for tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes.

BARTER TRANSACTIONS

    The Company is accounting for barter credits in accordance with APB Opinion No. 29, Accounting for Non-monetary Transactions, and EITF issue No. 93-11, Accounting for Barter Transactions, involving barter credits which presumes that the fair value of the non-monetary asset exchanged is more clearly evident than the fair value of the barter credit received, and that the barter credit should be reported at the fair value of the non-monetary asset exchanged.

    The Company purchased radio air time advertising in exchange for common stock. The transaction is discussed in Note K.

EARNINGS PER SHARE

    The Company is accounting for earnings per share in accordance with FASB No.
128. Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

    Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board (FASB) issued in February 1997, SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. The Company does not have a complex capital structure. The Company has not issued potential common stock, i.e., securities such as options, warrants, convertible securities, or contingent stock agreements. The Company believes that SFAS No. 128 did not have a material effect on its computation of EPS.

    The FASB issued in February 1997, SFAS No. 129, Disclosure of Information About Capital Structure. SFAS No. 129 requires disclosure of descriptive information about

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

securities, e.g., rights and privileges of the various securities outstanding, the number of shares issued upon conversion, exercise, or satisfaction of required conditions, and the liquidation preference of preferred stock. The Company is authorized to issue preferred stock but none was issued or outstanding. The Company does not have any plans to issue preferred stock. The Company adopted on October 14, 1997 a stock incentive plan and reserved for issuance 1,000,000 of the Company's common stock. The stock incentive plan provides that the Board of Directors may grant restricted stock, stock options, stock appreciation rights or other stock based awards to eligible employees, directors, or consultants. The Board of Directors did not issue any incentive awards from the plan as of December 31, 1997. The Company believes that SFAS No. 129 did not have material effect on its disclosure of information about capital structure.

    The FASB issued in June 1997, SFAS No.130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that the Company a) classify items of other comprehensive income by their nature in a financial statement and
b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company did not have any other comprehensive income in 1997, 1996, or 1995.

    The FASB issued in June 1997, SFAS No.131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that the Company disclose a) factors used to identify the Company's reportable segments, including the basis of organization, and types of products and services from which each reportable segment derives its revenues, b) information about reportable segment profit or loss, including certain revenues and expenses included in reported segment profit or loss, segment assets, and the basis of measurement, c) reconciliations of the totals of segment revenues, reported profit of loss, assets, and other significant items to corresponding Company amounts, and d) if complete sets of financial statements are provided for more than one period, the information required by SFAS No. 131 shall be reported for each period presented. The Company will implement SFAS No. 131 for the year ending December 31, 1998.

NOTE B--SHAREHOLDERS' EQUITY

    The Company did not declare or pay and dividends for the years shown in these financial statements.

    On August 13, 1997, and December 10, 1997, the Board of Directors declared three-for-one stock splits on the Company's common stock, effected in the form of a stock dividend to the shareholders of record on September 1, 1997 and December 19, 1997, respectively. The number of shares issued at September 1, 1997 and December 19, 1997, after giving effect to the stock split were 21,397,455 and 64,232,273 common shares, respectively,

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE B--SHAREHOLDERS' EQUITY (CONTINUED)

(7,132,485 and 21,411,091 common shares before the split, respectively). On August 6, 1996, the Board of Directors declared a two-for-one stock split on the Company's common stock, effected in the form of a stock dividend to shareholders of record on July 15, 1996. The number of shares issued at September 10, 1996 after giving effect to the split was 6,650,442 common shares (3,325,211 common shares before the split). The effects of the stock splits are accounted for in all share and per share data included in these consolidated financial statements.

RETURN OF STOCK SALE PROFITS BY OFFICER

    In connection with the purchase and sale of stock in 1997, it was determined that certain transactions required the return to the Company of profits made on such transactions. In that regard, $632,710 has been returned to the Company by Wade B. Cook.

NOTE C--CONCENTRATION OF RISKS

    Cash in banks, based on bank balances, exceeded federally insured limits by $186,708 and $574,388 as of December 31, 1997 and 1996, respectively. Receivables from four credit card companies aggregated approximately $487,693 and $376,256 at December 31, 1997 and 1996 respectively. The Company invests the majority of its excess cash in marketable securities. Marketable securities are carried at fair market value, which amounted to $6,162,733 and $3,801,039 as of December 31, 1997, and 1996, and accounted for 15% and 22% of the Company's consolidated assets as of December31, 1997 and 1996 respectively.

    The following table shows the percentage of revenues:

                                                                                1997         1996         1995
                                                                                -----        -----        -----
Seminars...................................................................      70%           52%          46%
WIN subcription............................................................       4%           12%           7%
Entity formation services..................................................       6%           14%          24%
Product sales..............................................................      20%           22%          23%


    The following table shows the states from which the Company derived over 10% of its seminar revenues:

                                                                                1997         1996         1995
                                                                                -----        -----        -----
California.................................................................      15%           15%          27%
Colorado...................................................................       3%            7%          11%
Washington.................................................................       9%           13%          13%
Florida....................................................................      10%            8%           7%

NOTE D--ECONOMIC DEPENDENCY AND SIGNIFICANT RISKS AND UNCERTAINTIES

    The Company derived a majority of its revenues solely through the sponsoring and promoting of products, seminars and services authored by Wade B. Cook. This individual was the named defendant of afraud charge in the State of Arizona. Prior to February, 1997, defense counsel successfully reduced the case from eighteen charges to one remaining charge. In February 1997, the remaining charge was dismissed with prejudice.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE D--ECONOMIC DEPENDENCY AND SIGNIFICANT RISKS AND UNCERTAINTIES (CONTINUED)

    In March 1996, the Securities and Exchange Commission (the "Commission") entered an order directing a private investigation of the Company. The Company's legal counsel has responded to the Commission's requests for documents and information on behalf of the corporation. No enforcement action has been taken, and the Commission has advised that the inquiry should not be construed as an adverse reflection on the securities involved or on any person or entity.

    The Company has also received subpoenas from the State of Washington's Department of Financial Institutions, Securities Division requesting information related to WCFC, WCS and the Company's president.

NOTE E--RELATED PARTY TRANSACTIONS

    The Company entered into a product agreement with Money Chef, Inc. to obtain the rights to promote and sponsor seminars, entity formation services and products owned and controlled by Wade B. Cook and Money Chef, Inc. for royalty payments. Royalty expenses totaled $9,996,840, $4,366,183, and $649,172 for the years-ended December 31, 1997, 1996, and 1995 respectively. No royalties were prepaid or unpaid as of December 31, 1997 and $48,781 of royalties was prepaid as of December 31, 1996.

    The Company obtained services from seminar speakers provided by companies owned by directors of the Company. Total speaker fees paid to such companies totaled $166,661 and $131,337 for the years ended December 31, 1997 and 1996, and none for year 1995. There were no additional amounts due to such companies as of December 31, 1997 and 1996.

    Due from related parties in the amounts of $749,726 (current) and $599,323 (non-current) represent advances to the following:


      NAME OF RELATED
          PARTIES                   RELATIONSHIP                    CURRENT                    NON-CURRENT
---------------------------  ---------------------------  ---------------------------  ---------------------------
NewstartCentre, Inc.         50% owned and controlled by
                             President/ CEO of WCFC or
                             his affiliates                         $43,283                      $599,323

Get Ahead Bookstores         Majority stockholder is an
                             employee of WCFC                       155,989                            --

Quantum Marketing            Majority stockholder is a
                             director of WCFC                       524,854                            --

FiveStar Consulting, Inc.    General partner is
                             President/CEO of WCFC                   25,000                            --

Employee's advance           Employees of WCFC                          600                            --
                                                                   --------                      --------
  Total                                                            $749,726                      $599,323
                                                                   --------                      --------
                                                                   --------                      --------

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE E--RELATED PARTY TRANSACTIONS (CONTINUED)

     At December 31, 1997, due to related parties totaled $782,752, all of which was current and consists of the following:

                 NAME OF RELATED
                     PARTIES                                           RELATIONSHIP                      CURRENT
--------------------------------------------------  --------------------------------------------------  ----------
Information Quest, Inc.                             Majority stockholder is
                                                    employee of WCFC                                      $682,576

Board of Directors advance                          Directors of WCFC                                      100,176
                                                                                                          --------
  Total                                                                                                   $782,752
                                                                                                          --------
                                                                                                          --------

    In 1995, the Company accepted a single family home, subject to a mortgage balance of $119,825, from an employee in full settlement of a 10.5% note receivable with an outstanding balance of $17,661. The single family home was recorded in the Company's books at $137,486, and no gain or loss was charged to operations. The employee entered into an agreement with the Company to rent the property for a monthly rent of $1,300 through July 2000. Under the agreement, the employee had an option to repurchase the property at specified amounts through July 2000. In 1996, the Company sold the property to another employee for $137,352, after the option was waived and received a note bearing 8% interest per annum as consideration.

    The Company has various notes receivable from employees and officers. Original maturity dates are from 12 months to 360 months. Annual interest rates range from 5.45% to 12%. The manner of settlement is by salary deduction or payment. The majority of notes receivable are secured by real property or personal property. The Company evaluates notes receivables in accordance with Statement of Financial Accounting Standards No 114, Accounting by Creditors for Impairment of a Loan. Statement No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Statement No. 118, Income Recognition and Disclosures, amends Statement No. 114to allow a creditor to use existing methods for recognizing interest income onan impaired loan. There were no impaired notes receivable as of December 31,1996. At December 31, 1997, a reduction in the note receivable of $287,264 was recorded to reflect impaired notes. Substantially all of the reduction was from unsecured receivables from employees who are no longer with the company. Future cash flow was not expected, due to the uncertainty of repayment.

    At December 31, 1997, due from employees amounted to $3,535,719, of which, $242,537 has been classified as current. Amounts due from employees represent loans both secured and unsecured:



             LOAN                                       AMOUNT
          ----------                                -------------
Secured............................................  $  3,097,408
Unsecured..........................................       438,311
                                                     ------------
Total..............................................  $  3,535,719
                                                     ------------
                                                     ------------

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE E--RELATED PARTY TRANSACTIONS (CONTINUED)

    For the year ended December 31, 1997, interest income resulting from the employee note receivables was $199,663. Interest income was calculated by multiplying the outstanding balance of unimpaired loans with their respective interest rate. Interest income was not calculated on impaired loans.

NOTE F--RECEIVABLES

    Following is a summary of receivables:

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
Trade and credit card receivables...................................................... $  3,242,151  $   848,282
Notes receivable -- employees..........................................................    3,535,719    1,714,802
Notes receivable from officer..........................................................       --          249,604
Due from related parties...............................................................    1,471,049      663,401
Other.................................................................................        41,032       11,378
                                                                                        ------------  ------------
Total.................................................................................  $  8,289,951  $ 3,487,467
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    In 1996, management estimated that substantially all receivables were collectible. In 1997, an allowance for uncollectible accounts was maintained, and at December 31, 1997 the allowance amounted to $58,163. Amounts reported on the balance sheet are shown net of the allowance.

NOTE G--MARKETABLE SECURITIES

    The net unrealized gain (loss) intrading securities that has been included in earnings during the period amounted to $(755,437), $92,711, and $88,719, for the years ended December 31, 1997, 1996, and 1995 respectively.

NOTE H--PROPERTY AND EQUIPMENT

    The following is a summary of property and equipment:

                                                                                              DECEMBER 31,
                                                                                       ---------------------------
                                                                                           1997           1996
                                                                                       -------------  ------------
Land.................................................................................  $     532,000  $    532,000
Building.............................................................................      6,021,788     4,183,361
Equipment............................................................................      2,446,895     1,270,583
Automobiles..........................................................................      1,279,972       828,604
Furniture and fixtures...............................................................      1,774,284       681,425
                                                                                       -------------  ------------
                                                                                          12,054,939     7,495,973
Less: Accumulated depreciation.......................................................     (1,629,780)     (360,768)
                                                                                       -------------  ------------
Total................................................................................  $  10,425,159  $  7,135,205
                                                                                       -------------  ------------
                                                                                       -------------  ------------

    Depreciation expense charged to operations was $1,073,224, $344,991 and $38,816 in December 31, 1997, 1996, and1995, respectively.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE I--NON-MARKETABLE INVESTMENTS AND ACCOUNTING CHANGES

    Non-marketable investments consist of investments in venture capital partnerships and private companies, primarily comprised of hotel/motel properties and other real estate investments. The estimated non-marketable investments approximated the carrying amount at December 31, 1997 and 1996. The fair values of investments in venture capital partnerships and private companies were estimated based on financial condition and operating results, or other pertinent information. No dividends were received from non-marketable investments during the years shown.

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of in 1995. The Company recorded a non-cash pre-tax charge of $99,000 for the year ending December 31, 1995 to write-down the carrying value of the land investment in the county of Atrim, Michigan. The Company considers the sale prices of comparable lots in the recreational development project as indicators of fair value.

    Non-marketable investments consist of the following:

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                              1997         1996
                                                                                          ------------  ----------
Cost method:
Oil and gas.............................................................................  $    650,000  $   --
Hotels/motels...........................................................................     1,177,350     268,000
Real estate.............................................................................     1,385,780     148,500
Private companies.......................................................................     1,250,000     106,100
Equity method:
Hotels/motels...........................................................................     2,562,750      --
Real estate.............................................................................       304,580      --
                                                                                          ------------  ----------
Total...................................................................................  $  7,330,460  $  522,600
                                                                                          ------------  ----------
                                                                                          ------------  ----------

    Private companies in 1997 are comprised of a privately held computer software company ($750,000) and a wireless reseller company ($500,000) which acquired an inactive public company through a reverse acquisition in 1998. Investees are in the development stage. Accumulation deficit during the development stage was not material in 1997 and 1996.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE J--LONG-TERM DEBT

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
Note payable due May 2002, has a monthly installment of $418, including interest at
  9.75% per annum, secured by an automobile...........................................        16,347       --

Note payable to a credit union assumed by the Company on behalf of an employee, due
  December 2003, including interest at 9.25% per annum, secured by an automobile......       --       $     36,178

Note payable due July 2000, has a monthly installment of $514, including interest at
  9% per annum, secured by equipment..................................................        28,298       --

Note payable due June 2001, has a monthly installment of $1,325, including interest at
  8.5% per annum, secured by computers................................................        44,823       --

Unsecured note payable to a related party, originally due October 15, 1996, including
  interest at 10% per annum, due on demand............................................       --             19,000

Unsecured note payable to a related party, originally due October 15, 1996; including
  interest at 10% per annum, due on demand............................................        45,000        45,000

Note payable to a bank with monthly installments of $300, including interest at 16%
  per annum, secured by an automobile.................................................        11,413       --

Mortgage payable, secured by land and building, due in monthly installments of principal and interest of $50,000 from September 1, 1996 through August 1, 1997,
  $100,000 from September 1, 1997 to February 1, 1999 and $555,862 on March 1, 1999,
  including interest at 9% per annum..................................................     1,825,302     2,393,292

Real estate contract payable, secured by land and building,payable in monthly installments of $2,157, including interest at 7(6)%, maturity date September 1,
  1998................................................................................       339,999       --

    Total Long Term Debt..............................................................  $  2,311,182  $  2,493,470
                                                                                        ------------  ------------
Less: Current maturities
  Others..............................................................................    (1,445,000)     (660,708)
  related parties.....................................................................       --            (19,000)
  officer.............................................................................       (45,000)      (45,000)
                                                                                        ------------  ------------
Net Long Term Debt....................................................................  $    821,182  $  1,768,762
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE J--LONG-TERM DEBT (CONTINUED)

    The following are maturities of long-term debt for each of the next five years:

1998............................................................................  $1,490,000
1999............................................................................    770,393
2000............................................................................     25,046
2001............................................................................     18,051
2002............................................................................      7,692
Thereafter......................................................................     --
                                                                                  ---------
Total...........................................................................  2,311,182
                                                                                  ---------
                                                                                  ---------

NOTE K--PREPAID ADVERTISING

    In 1995, the Company entered into an agreement with Associated Reciprocal Traders, Ltd. (ART) to purchase from ART20,000 Investor Relations-Advertising-Infomercial radio air time spots, priced at $25 per ad spot, per station, for a sum total of $500,000. In payment of the foregoing, the Company issued 100,000 shares of common stock to ART on September10, 1996. The prepaid advertising is shown as a reduction of shareholders' equity rather than as an asset (Note T).

NOTE L--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial Accounting Standards Board("FASB") has issued Statement of Financial Accounting Standards (SFAS) No.107, Disclosures About Fair Value of Financial Instruments, as part of a continuing process by the FASB to improve information regarding financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    Cash and cash equivalents--The carrying amount of cash and cash equivalents approximates its fair value.

    Notes receivables from Employees and Officers--The carrying amount of notes receivable approximates its fair value.

    Marketable securities--The fair value of marketable securities was estimated based on quotes obtained from brokers for those instruments.

    Non-Marketable Investments--The fair value of non-marketable investments is determined by financial positions of the investee companies and market conditions.

    Margin loans in investment accounts--The carrying amount of margin loans approximates its fair value.

    Long-Term Debt--The fair values of the Company's long-term debt either approximates fair value or estimates using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note L--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

    The carrying amounts and fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                                                         1997                    1996
                                                                ----------------------  ----------------------
                                                                 CARRYING      FAIR      CARRYING      FAIR
                                                                  AMOUNT      VALUE       AMOUNT      VALUE
                                                                ----------  ----------  ----------  ----------
Cash and cash equivalents.....................................  $  540,763  $  540,763  $  635,141  $  635,141
Marketable securities.........................................   6,040,733   6,040,733   3,801,039   3,801,039
Receivables from employees and officers.......................   3,535,719   3,535,719   1,964,406   1,964,406
Non-marketable investments....................................   7,330,460   7,330,460     522,600     522,600
Margin loans in investment accounts...........................   2,766,824   2,766,824   1,103,936   1,103,936
Long-term debt................................................     821,182     821,182   1,768,762   1,768,762

    The carrying amounts in the table are included on the balance sheet under the indicated captions, except for notes receivable which has several components on the balance sheet.

NOTE M--LEASE AND OTHER COMMITMENTS

    Operating lease commitments are primarily for the Company's shipping warehouse and equipment rentals. Rental expense amounted to $135,476, $294,918, and $109,133 for the years ended December 31, 1997, 1996, and 1995 respectively. Future minimum rental commitments are as follows:

1998..............................................................................  $  61,779
1999..............................................................................     54,621
2000..............................................................................     12,760
2001..............................................................................     --
                                                                                    ---------
Total.............................................................................  $ 129,160
                                                                                    ---------
                                                                                    ---------

    The Company entered into an employment agreement in June 1997 with Wade Cook, the president and CEO of the Company. The agreement provided for a minimum salary of $240,000 for the first year, $265,000 for the second year, and $290,000 for the final year of the agreement. Cook will be paid in accordance with the Company's standard method of payment for executives. Cook may receive additional bonuses for work as approved by the Board of Directors.

    The Company is committed to purchase 8,000 additional units from Applied Voice Recognition, Inc. at $60.00 per unit (voice recognition software), but no time limit is provided for in the agreement. There is a minimum purchase requirement of 2,000 units per order and payment is due in advance of shipment (Note U).

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE M--LEASE AND OTHER COMMITMENTS (CONTINUED)

    The Company is committed to purchase 50,000 units (computer programs) from KnowWonder, Inc. (the computer software company described in Note I) at $10.00 per unit. The $500,000 is payable in eight (8) monthly installments of $62,500 beginning January 1998 on the first of each month thereafter.

NOTE N--INCOME TAXES

    Provisions for income taxes in the consolidated statements of income consist of the following components:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                                1997          1996         1995
                                                                            ------------  ------------  ----------
Current
-------
Federal...................................................................  $  4,659,610  $  2,321,968  $  171,200
State.....................................................................       --            --           --
Other States..............................................................       458,000        55,000
                                                                            ------------  ------------  ----------
                                                                               5,117,610     2,376,968     171,200
                                                                            ------------  ------------  ----------
Deferred
--------
Federal...................................................................       945,777      (775,724)        540
State.....................................................................       --            --           --
                                                                                 945,777      (775,724)        540
                                                                            ------------  ------------  ----------
Total income taxes........................................................  $  6,063,387  $  1,601,244  $  171,740
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
DEFERRED TAX ASSETS:                                                                           1997        1996
------------------------------------------------------------------------------------------  ----------  ----------
Unrealized loss on trading securities.....................................................  $  254,096  $   79,192
Deferred revenues.........................................................................      --         806,294
State income tax..........................................................................     160,300      19,250
                                                                                            ----------  ----------
Total deferred tax assets.................................................................     414,396     904,736
                                                                                            ----------  ----------
Deferred tax liabilities:
Accelerated depreciation..................................................................      69,800      61,691
State income tax..........................................................................      93,581      59,981
                                                                                            ----------  ----------
Total deferred liabilities................................................................     163,381     121,672
                                                                                            ----------  ----------
Net deferred tax assets...................................................................  $  251,015  $  783,064
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE N--INCOME TAXES (CONTINUED)

    The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                                                                1997       1996       1995
                                                                                              ---------  ---------  ---------
Federal income tax rate.....................................................................    35.0%      35.0%      35.0%
Unrealized loss on trading securities.......................................................     6.2        1.7        7.2
Deferred revenues...........................................................................     --        17.3       19.5
Accelerated depreciation....................................................................    (1.3)      (1.3)       --
Capitalized interest........................................................................     --        (1.3)       --
State income tax ...........................................................................      .4        0.4       10.0
Effective income tax rate...................................................................    40.3%      51.8%      71.7%

NOTE O--REVENUES AND OTHER COST OF REVENUES

                                                                                               TRAVEL
                                     SEMINAR        PRODUCT        ENTITY         WIN         RELATED
                                    REVENUES         SALES       FORMATIONS   SUBSCRIPTIONS   SERVICES        TOTAL
                                  -------------  -------------  ------------  ------------  ------------  --------------
Year ended December 31, 1997:
Revenues, net of returns &
  discounts.....................  $  66,725,225  $  25,336,102  $  5,598,409   $4,049,646   $  3,198,268  $  104,907,650
Royalties to related party......      4,709,067      3,438,418     1,849,355       --            --            9,996,840
Speaker fees to related party...        153,760         12,901       --            --            --              166,661
Other cost of revenues:
Cost of goods sold..............       --            9,020,702       --            --          2,963,579      11,984,281
Credit card fees................      1,655,339        393,248       120,253       87,312        --            2,256,152
Cost of meeting rooms...........      3,953,888       --             --            --            --            3,953,888
Speaker fees....................      6,502,497       --             557,357       --            --            7,059,854
Travel..........................      3,367,636       --             282,553       --            --            3,650,189
                                  -------------  -------------  ------------  ------------  ------------  --------------
Total Cost of Revenues..........  $  20,342,187  $  12,865,269  $  2,809,518       --       $  2,963,579  $   39,067,865
                                  -------------  -------------  ------------  ------------  ------------  --------------
Gross Profit....................  $  46,383,038  $  12,470,833  $  2,788,891   $3,962,334   $    234,689      65,839,785
                                  -------------  -------------  ------------  ------------  ------------  --------------

                                                                                                     TRAVEL
                                           SEMINAR        PRODUCT        ENTITY         WIN          RELATED
                                          REVENUES         SALES       FORMATIONS   SUBSCRIPTIONS   SERVICES         TOTAL
                                        -------------  -------------  ------------  ------------  -------------  -------------
Year ended December 31, 1996:
Revenues, net of returns &
  discounts...........................  $  23,817,315  $  10,608,421  $  3,716,528   $2,582,251        --        $  40,724,515
Royalties to related party............      2,933,688      1,060,842       371,653       --            --            4,366,183
Speaker fees to related party.........        113,609       --              17,728       --            --              131,337
Other cost of revenues:
Cost of goods sold....................       --            5,017,027       --            --            --            5,017,027
Credit card fees......................        556,663        247,942        86,864       60,353        --              951,822
Cost of meeting rooms.................      1,488,212       --             --            --            --            1,488,212
Speaker fees..........................      1,373,855       --             764,312       --            --            2,138,167
Travel................................      1,383,464       --             206,724       --            --            1,590,188
                                        -------------  -------------  ------------  ------------     ------      -------------
Total Cost of Revenues................  $   7,849,491  $   6,325,811  $  1,447,281   $   60,353        --        $  15,682,936
                                        -------------  -------------  ------------  ------------     ------      -------------
Gross Profit..........................  $  15,967,824  $   4,282,610  $  2,269,247   $2,521,898        --           25,041,579
                                        -------------  -------------  ------------  ------------     ------      -------------

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE O--REVENUES AND OTHER COST OF REVENUES (CONTINUED)

                                                                                                       TRAVEL
                                              SEMINAR       PRODUCT        ENTITY         WIN          RELATED
                                              REVENUES       SALES       FORMATIONS   SUBSCRIPTIONS   SERVICES        TOTAL
                                            ------------  ------------  ------------  ------------  -------------  ------------
Nine Months ended December 31,1995:
Revenues, net of returns & discounts......  $  2,986,036  $  1,477,200  $  1,538,459   $  502,316        --        $  6,504,011
Royalties to related party................       326,691       157,964       164,517       --            --             649,172
Speaker fees to related party.............       --            --            --            --            --             --
Other cost of revenues:
Cost of goods sold........................       --          1,121,336       --            --            --           1,121,336
Credit card fees..........................        90,359        32,963        34,330       11,209        --             168,861
Cost of meeting rooms.....................        99,720       --            --            --            --              99,720
Speaker fees..............................       158,589       101,937       282,520       --            --             543,046
Travel....................................       162,447       --            132,327       --            --             294,774
                                            ------------  ------------  ------------  ------------     ------      ------------
Total Cost of Revenues....................  $    837,806  $  1,414,200  $    613,694   $   11,209        --        $  2,876,909
                                            ------------  ------------  ------------  ------------     ------      ------------
Gross Profit..............................  $  2,148,230  $     63,000  $    924,765   $  491,107        --        $  3,627,102
                                            ------------  ------------  ------------  ------------     ------      ------------

NOTE P--SUPPLEMENTARY DISCLOSURE OF CASHFLOW INFORMATION

    The Company paid $308,796, $263,285 and $23,047 in interest, and $2,485,111,
$100,000 and $78,000 for income taxes, in the years ended December 31, 1997, 1996 and 1995 respectively.

    The Company purchased a three-story commercial building in July 1996, and relocated in January 1997. The $3,300,000 purchase was financed with a $2,550,000 mortgage with an interest rate of 9% per annum, and a down payment of $750,000.

NOTE Q- ACQUISITIONS

    During 1997, WCFC completed the acquisition of Ideal Travel Concepts, Inc. (Ideal), Worldwide Publishers, Inc.(Worldwide), Origin Book Sales, Inc. (Origin), and Gold Leaf Press, Inc. (GoldLeaf).

    All of the outstanding stock of Ideal was acquired on August 1, 1997, in exchange for 358,333 shares of Wade Cook Financial Corporation (WCFC) stock to be issued at a latter date (Note T). On that date, the market value of the stock issued was $2,150,000. The acquisition was accounted for as a purchase, resulting in assets of $215,719, goodwill of $2,008,294 less liabilities assumed of $74,013.

    All of the outstanding stock of Worldwide was acquired on August 27, 1997, for $1. The acquisition was accounted for as a purchase resulting in assets of $315,352, goodwill of $311,976 less liabilities assumed of $627,327.

               WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

    NOTE Q- ACQUISITIONS (continued)

    All of the outstanding stock of Origin was acquired on August 27, 1997, in exchange for 30,269 shares of WCFC stock. On that date, the market value of the stock issued was $196,749. The acquisition was accounted for as a purchase resulting in assets of $809,730,goodwill of $469,496 less liabilities assumed of $1,082,477.

    All of the outstanding stock of GoldLeaf was acquired on August 27, 1997, in exchange for 7,692 shares of Wade Cook Financial Corporation (WCFC) stock. On that date, the market value of the stock issued was $49,998. The acquisition was accounted for as a purchase resulting in assets of $8,263, goodwill of $62,119 less liabilities assumed of $20,384.

    Total goodwill is $2,851,885, accumulated amortization is $214,217, creating net goodwill of $2,637,669.

NOTE R--PRO-FORMA FINANCIAL STATEMENTS

    The following unaudited pro-forma information is presented for the years ended December 31, 1997, 1996, and 1995,as if the Ideal, Worldwide, Origin, and Gold Leaf acquisitions had been combined as of the beginning of the period. Ideal, Worldwide, Origin, and Gold Leaf amounts represent historical values without acquisition adjustments as describe in Note Q.

AMOUNTS IN THOUSANDS, EXCEPT EPS
FISCAL YEAR ENDED DECEMBER 31, 1997
BALANCE SHEET                                                  WCFC       IDEAL      WORLDWIDE     ORIGIN      GOLD LEAF    TOTAL
-----------------------------------------------------------  ---------  ---------  -------------  ---------  ------------  -------
Assets.....................................................  $  38,982  $     656    $     459    $   1,386   $   --         41,483
Liabilities................................................     22,769        417          735        1,621       --         25,542
Stockholders equity........................................     16,213        239         (276)        (235)      --         15,941
INCOME STATEMENT
Revenues...................................................    104,456      4,321          555        1,510           26    110,868
Expenses...................................................     95,469      4,100          519        1,472           14    101,573
                                                             ---------  ---------        -----    ---------          ---  ---------
Net income.................................................  $   8,987  $     221    $      36    $      38    $      12  $   9,294
                                                             ---------  ---------        -----    ---------          ---  ---------
EPS........................................................                                                               $    0.15
                                                             ---------  ---------        -----    ---------          ---  ---------

AMOUNTS IN THOUSANDS
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
BALANCE SHEET                                                  WCFC       IDEAL      WORLDWIDE     ORIGIN     GOLD LEAF     TOTAL
-----------------------------------------------------------  ---------  ---------  -------------  ---------  -----------  ---------
Assets.....................................................  $  16,938  $     237    $     529    $   3,902   $   8,263   $  29,869
Liabilities................................................     12,619        277          453        3,834      20,384      37,567
Stockholders equity........................................      4,319        (40)          76           68     (12,121)     (7,698)
INCOME STATEMENT
Revenues...................................................     40,725      1,023          971        1,801       1,462      45,982
Expenses...................................................     37,660      1,057          935        1,830       1,462      42,944
                                                             ---------  ---------        -----    ---------  -----------  ---------
Net income (loss)..........................................  $   3,065  $     (34)   $      36    $     (29)  $  --       $   3,038
                                                             ---------  ---------        -----    ---------  -----------  ---------
EPS........................................................                                                               $    0.11
                                                             ---------  ---------        -----    ---------  -----------  ---------

               WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE R--PRO-FORMA FINANCIAL STATEMENTS (CONTINUED)

AMOUNTS IN THOUSANDS
FOR THE NINE MONTHS ENDED DECEMBER31, 1995
BALANCE SHEET                                                  WCFC         IDEAL      WORLDWIDE    ORIGIN    GOLD LEAF     TOTAL
-----------------------------------------------------------  ---------      -----     -----------  ---------  ---------   ---------
Assets.....................................................  $   2,283     $   65    $     994    $      71   $     294   $   3,707
Liabilities................................................      1,458         80          953           38         284       2,813
Stockholders equity........................................        825        (15)          41           33          10         894
INCOME STATEMENT
Revenues...................................................  $   6,504        182        7,209            1       1,330   $  15,226
Expenses...................................................      6,436        169        7,196           18       1,333      15,152
                                                             ---------        ---        -----          ---       -----   ---------
Net income (loss)..........................................  $      68     $   13    $      13    $     (17)  $      (3)  $      74
                                                             ---------        ---        -----          ---       -----   ---------
EPS........................................................                                                                  --
                                                             ---------        ---        -----          ---       -----   ---------

NOTE S--PENDING LITIGATION

    On September 16, 1996,Wade Cook Seminars, Inc. v. Mellon, Charles E. and Robbins Research International, Inc., et al., was filed, for breach of non-compete contract. The court in a partial summary judgment dismissed this claim on November 26, 1997. Defendants subsequently made a motion for an award of attorney's fees of approximately $71,000, which was denied in January 1998. Both the order of dismissal and the denial of the award of attorney's fees have been appealed.

NOTE T--SUBSEQUENT EVENTS

    On February 5, 1998, a claim was filed by WCFC against Associated Reciprocal Traders, Ltd. (ART) in the King County Superior Court based on a dispute over the ownership of 100,000 restricted shares of WADE stock (now 1,800,000 shares) issued pursuant to a Media for Stock Agreement dated December 29, 1995. On the same day ART filed a complaint against the Company based on substantially the same claims. A motion has been granted to consolidate the two claims.

    On January 14, 1998, WCFC issued 3,224,997 shares of its common stock in full settlement of the Ideal Travel Concepts, Inc. acquisition. (Note Q)

    WCFC is negotiating for the acquisition of Get Ahead Bookstores, Inc. (Get Ahead), Information Quest, Inc. (Info Quest),and Quantum Marketing, Inc. (Quantum), all related parties (Note E). In each transaction, substantially all of the outstanding stock of each company, will be purchased by issuing common stock of WCFC. It is anticipated that all of the transactions will be accounted for under the purchase method. Get Ahead is a retail bookstore, selling primarily business related books, periodicals, and related materials. Info Quest sells a pager system that provides the customer with up to the minute stock quotes. Quantum is a marketing company.

               WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE U- DEPOSITS AND BOOK OVERDRAFTS

    Deposits as of December 31, 1997 and 1996 amounted to $4,093,334 and $35,423 respectively. Deposits represent the following:

                                                                                                DECEMBER 31,
                                                                                           -----------------------
DESCRIPTION                                                                                    1997        1996
-----------------------------------------------------------------------------------------  ------------  ---------
Held by credit card processor............................................................  $  2,050,000     --
Held for purchase of hotel...............................................................     1,913,790     --
Purchase of AVRI equipment...............................................................       120,000     --
Held for security on buildings...........................................................         9,544     35,423
                                                                                           ------------  ---------
Totals...................................................................................  $  4,093,334  $  35,423
                                                                                           ------------  ---------
                                                                                           ------------  ---------

    None of the deposits accrue interest.

    Book overdrafts amounted to $2,156,305 as of December 31, 1997 and none as of December 31, 1996. Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified as "book overdrafts" in the balance sheet.

NOTE V- PRIOR PERIOD ADJUSTMENTS

    The Company has restated its previously issued 1995 and 1994 financial statements to reflect adjustments principally related to the business combination described in Note A. The business combination was previously accounted for as a pooling of interest but has been restated to a reverse-acquisition whereby WCS is deemed to have acquired PFC.

    The adjustments relate primarily to the three month timing difference in income recognition under the pooling of interest (January 1, 1995 to December 31, 1995) and the purchase method, i.e., a reverse acquisition (April 1, 1995 to December 31, 1995).

                                                                                             AS
                                                                                         PREVIOUSLY        AS
                                                                                          REPORTED      RESTATED
                                                                                        ------------  ------------
Net income for year ended December 31, 1995...........................................  $    123,798  $     67,618
Earnings per share....................................................................  $       0.02  $       0.01
Additional paid in capital at December 31, 1995.......................................  $    498,938  $    320,738
Additional paid in capital at December 31, 1996.......................................  $  1,072,608  $    894,408
Retained earnings (deficit) at December 31, 1995......................................  $     (2,030) $    176,170
Retained earnings at December 31, 1996................................................  $  3,062,609  $  3,240,809

    The shareholders' equity has been restated for the 1995 recapitalization under the reverse acquisition and for the difference in income recognition under the pooling of interest and reverse acquisition.

               WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE V- PRIOR PERIOD ADJUSTMENTS (CONTINUED)

    Adjustments to Shareholders' equity were calculated as follows:

                                                                                                 TOTAL
                                        NUMBER OF                  PAID IN       RETAINED     SHAREHOLDERS'
                                         SHARES       AMOUNT       CAPITAL       EARNINGS        EQUITY
                                        ---------   -----------  ------------  -------------  ------------
Prior to acquisition................     3,199,211  $    31,991  $  4,093,794  $  (2,053,257)  $2,072,528

Reorganization under section
  368(a)(1)(d) of the IRC...........    (1,880,000)     (18,800)   (3,578,056)     1,875,057   (1,721,799)

Issuance of Company shares to
  acquire assets of WCFC............     1,880,000       18,800       (16,800)       108,552      110,552

Elimination of accumulated deficit
  of WCFC, as restated..............        --             --        (178,200)       178,200        --
                                        ----------  -----------  ------------  -------------   ----------
Subtotal............................     3,199,211  $    31,991  $    320,738  $     108,552   $  461,281

Net income for the period ended
  December 31, 1995, as restated....                                                  67,618       67,618
                                        ----------  -----------  ------------  -------------   ----------
Shareholders' equity at
  December 31, 1995, as restated....     3,199,211  $    31,991  $    320,738  $     176,170   $  528,899
                                        ----------  -----------  ------------  -------------   ----------
                                        ----------  -----------  ------------  -------------   ----------

    Based upon the term of the business combination, the transaction for financial reporting and accounting purposes has been accounted for as a reverse acquisition whereby, WCS (formerly known as USA)is deemed to have acquired WCFC (formerly known as PFC). However, WCFC is the continuing entity and registrant for both the Securities and Exchange Commission filing purposes and income tax reporting purposes. Consistent with reverse acquisition accounting treatment, WCFC has carried forward the historical basis of the acquired assets and assumed liabilities of WCS and has revalued the basis of its net assets which was at fair value even before the business combination.

    The following unaudited proforma combined statements of income for the twelve months ended December 31, 1995 and January 31, 1995 are presented as if the combination had occurred as of January1, 1994. The proforma information is not necessarily indicative of the actual results of operation which would have occurred had the transactions occurred on such dates.

                                                                         TWELVE MONTHS ENDED  TWELVE MONTHS ENDED
                                                                          DECEMBER31, 1995     JANUARY 31, 1995
                                                                         -------------------  -------------------
Revenues...............................................................     $   7,567,335        $   1,973,145
Cost of revenues........................................................       (3,373,888)            (861,734)
Other income(loss).....................................................        (4,069,649)          (1,307,141)
                                                                         -------------------  -------------------
Net income(loss).......................................................     $     123,798        $    (195,730)
                                                                         -------------------  -------------------
                                                                         -------------------  -------------------
Net income (loss)per share.............................................     $        0.02        $       (0.03)
                                                                         -------------------  -------------------
                                                                         -------------------  -------------------

               WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE W- COUNTY OF FRESNO INVESTIGATION

    On March 5, 1998, the Company received a letter from the County of Fresno, California, Office of District Attorney Business Affairs Unit ("BAU"), which informed the Company that the BAU believed that the seminar sales contracts used in California by the Company were not in compliance with section 1678.20 through 1693 of the California Civil Code which provide for a three-day right of cancellation on seminar sales solicitation contracts. The Company has not yet determined any impact on its financial statements. No provision for losses have been made.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Wade Cook Financial Corporation
Seattle, Washington

    The audits referred to in our report to the Board of Directors of Wade Cook Financial Corporation and subsidiaries dated February 26, 1998, except Notes V and W, for which the date is March 26, 1998, relating to the consolidated financial statements of Wade Cook Financial Corporation and subsidiaries included the audit of schedules listed under Item 14 of Form 10-K for the years ended December 31, 1997 and 1996. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audit.

    In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.


                                       Certified Public Accountants


Santa Monica, California
February 26, 1998, except Notes V and W, for which the date is March 26, 1998

                        WADE COOK FINANCIAL CORPORATION
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                                     ASSETS

                                                                                                DECEMBER 31,
                                                                                          ------------------------
CURRENT ASSETS                                                                                1997         1996
----------------------------------------------------------------------------------------  ------------  ----------
Cash....................................................................................  $     32,500      --
Investment in subsidiaries..............................................................     2,703,379  $  110,552
Investment in land......................................................................     1,245,358     148,500
Investment in non-marketable securities.................................................     4,828,101      18,600
Other receivable........................................................................       --            1,378
Due from subsidiary.....................................................................       --           48,013
                                                                                          ------------  ----------
TOTAL ASSETS............................................................................  $  8,809,338  $  327,043
                                                                                          ------------  ----------
                                                                                          ------------  ----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                DECEMBER 31,
                                                                                          ------------------------
CURRENT LIABILITIES                                                                           1997         1996
----------------------------------------------------------------------------------------  ------------  ----------
Accounts payable and accrued expenses...................................................  $    --       $   22,080
Due to subsidiaries.....................................................................     5,055,870      --
                                                                                          ------------  ----------
TOTAL LIABILITIES.......................................................................     5,055,870      22,080
                                                                                          ------------  ----------
SHAREHOLDERS' EQUITY
Preferred stock.........................................................................       --           --
Common stock............................................................................       636,459      66,807
Paid-in capital.........................................................................     3,875,586     894,408
Prepaid advertising.....................................................................      (500,000)   (500,000)
Retained earnings (deficit).............................................................      (258,577)   (156,252)
                                                                                          ------------  ----------
TOTAL SHAREHOLDERS' EQUITY..............................................................     3,753,468     304,963
                                                                                          ------------  ----------
TOTAL LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY..........................  $  8,809,338  $  327,043
                                                                                          ------------  ----------
                                                                                          ------------  ----------

                        WADE COOK FINANCIAL CORPORATION
            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                                                    YEARS ENDED DECEMBER31,
                                                                             -------------------------------------
                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
INTEREST INCOME............................................................  $   --       $     2,013  $   --
GENERAL AND ADMINISTRATIVE EXPENSES........................................      (83,725)     (41,792)     (18,625)
LOSS ON NON-MARKETABLE SECURITIES..........................................      (18,600)     --          (107,400)
IMPAIRMENT OF LONG-LIVED ASSETS............................................      --           --           (99,000)
                                                                             -----------  -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES..........................................     (102,325)     (39,779)    (225,025)
PROVISION FOR INCOME TAXES.................................................      --           --           --
                                                                             -----------  -----------  -----------
NET LOSS...................................................................  $  (102,325) $   (39,779) $  (225,025)
ACCUMULATED DEFICIT, BEGINNING.............................................     (156,252)    (116,473)    (178,200)
ISSUANCE OF COMMON STOCK IN EXCHANGE FOR INVESTMENT IN SUBSIDIARY..........      --           --           286,752
                                                                             -----------  -----------  -----------
ACCUMULATED DEFICIT, ENDING................................................  $  (258,577) $  (156,252) $  (116,473)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                        WADE COOK FINANCIAL CORPORATION
            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASHFLOWS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                            1997         1996        1995
---------------------------------------------------------------------------  -----------  ----------  -----------
Net income (loss)..........................................................  $  (102,325) $  (39,779) $  (225,025)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of long-lived assets............................................      --           --           99,000
Loss on investment in non-marketable securities............................       18,600      --          107,400
Changes in assets and liabilities, net of effects from purchase of companies:
Receivables................................................................        1,378      (1,378)     --
Due from subsidiaries......................................................    7,099,341     (48,013)     --
Accounts payable and accrued expenses......................................      (22,080)    (19,316)      18,625
                                                                             -----------  ----------  -----------
TOTAL ADJUSTMENTS..........................................................    7,097,239     (68,707)     225,025
                                                                             -----------  ----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES..................................    6,994,914    (108,486)     225,025
                                                                             -----------  ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-marketable securities......................................   (4,828,101)     --          --
Capital expenditures.......................................................   (1,096,858)     --          --
Payment for purchase of companies, net of cash acquired....................   (1,748,230)     --          --
                                                                             -----------  ----------  -----------
NET CASH USED FOR INVESTING ACTIVITIES.....................................   (7,673,189)     --          --
                                                                             -----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock...................................................       72,481     108,486      --
Collection on subscription receivables and return of stock profits by
  officer..................................................................      638,294      --          --
                                                                             -----------  ----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..................................      710,775      --          --
                                                                             -----------  ----------  -----------
NET INCREASE IN CASH.......................................................       32,500      --          --
CASH, beginning of year....................................................      --           --          --
                                                                             -----------  ----------  -----------
CASH, end of year..........................................................  $    32,500  $   --      $   --
                                                                             -----------  ----------  -----------
                                                                             -----------  ----------  -----------