Form 10-Q
period 1998-03-31
WADE COOK FINANCIAL CORP
filed 1998-05-15
CIK 894417

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                     FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998.

                                         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to __________________

                          Commission file number 000-29342
                                                 ---------

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

64,224,685 shares of Common Stock, $0.01 par value, outstanding as of May 14, 1998

                          WADE COOK FINANCIAL CORPORATION
                                     Form 10-Q
                                       Index

PART I.   FINANCIAL INFORMATION                                            Page
                                                                           ----
Item 1.   Condensed Consolidated Balance Sheets
          as of March 31, 1998 and December 31, 1997 . . . . . . . . . . . . 3
          Condensed Consolidated Statement of Income
          and Retained Earnings for the quarters ended
          March 31, 1998 and March 31, 1997. . . . . . . . . . . . . . . . . 4
          Condensed Consolidated Cash Flow Statements
          for the quarters ended March 31, 1998 and March 31, 1997 . . . . . 5
          Notes to Consolidated Financial Statements . . . . . . . . . . . . 5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation . . . . . . . . . . . . . . . . . . . . . . . 7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . . . 9

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .10

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . .11

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . .11

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . .11

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . .11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .11

                           PART I - FINANCIAL INFORMATION

Item 1: Financial Statements. (The notes to these financial statements are an integral part hereof.)

                   Wade Cook Financial Corporation and Subsidiaries
                        Condensed Consolidated Balance Sheets
                                     (Unaudited)

                                                           March 31,    December 31,
                                                             1998           1997
                                                         -----------------------------
Assets:
 Current Assets:
  Cash and cash equivalents                                $    828,617   $    540,763
  Marketable securities                                       5,416,848      6,162,733
  Receivables, trade                                          1,813,235      3,283,183
  Inventory                                                   2,005,408      1,312,366
  Receivables, related parties                                1,027,517        992,263
  Other current assets                                          242,754        486,855
                                                         -----------------------------
 Total Current Assets                                        11,334,379     12,778,163
                                                         -----------------------------

 Property and equipment, net of depreciation                 11,300,081     10,425,159
                                                         -----------------------------

 Goodwill, net of amortization                                3,148,154      2,637,669
                                                         -----------------------------

 Other Assets:
  Non-marketable investments                                  9,748,148      7,330,460
  Receivables, related                                        5,055,302      3,892,505
  Other                                                       3,300,027      4,340,182
                                                         -----------------------------
 Total Other Assets                                          18,103,477     15,563,147
                                                         -----------------------------

Total Assets                                               $ 43,886,091   $ 41,404,138
                                                         -----------------------------
                                                         -----------------------------

Liabilities and Shareholders' Equity:
  Current liabilities:
   Current portion of long-term debt                          1,104,437     1,445,000
   Book overdrafts                                            2,017,468     2,156,305
   Accounts payable and accrued expenses                      6,345,445     6,450,485
   Margin loans in investment accounts                        1,482,093     2,766,824
   Taxes payable                                              4,703,926     5,417,063
   Deferred revenue                                           5,538,690     4,764,441
   Payables, related parties                                  2,118,603       827,752
                                                         -----------------------------
  Total Current Liabilities                                  23,310,662     23,827,870
Long-Term Debt                                                1,290,871        821,182
                                                         -----------------------------
  Total Liabilities                                          24,601,533     24,649,052
                                                         -----------------------------
Minority Interest                                             1,055,001        687,945
                                                         -----------------------------




Shareholders' Equity:
     Preferred stock                                                  -              -
     Common stock                                               683,459        682,459
     Paid-in capital                                          4,246,562      3,651,386
     Prepaid advertising                                       (500,000)      (500,000)
     Retained earnings                                       13,799,536     12,233,296
                                                         -----------------------------
  Total Shareholders' Equity                                 18,229,557     16,067,141

Total Liabilities, Minority Interest, and Shareholders'
 Equity                                                    $ 43,886,091   $ 41,404,138
                                                         -----------------------------
                                                         -----------------------------


                  Wade Cook Financial Corporation and Subsidiaries
                    Condensed Consolidated Statements of Income
                                    (Unaudited)

                                              Three Months Ended
                                           ----------------------------
                                             March  31,     March 31,
                                                1998           1997
                                           ----------------------------
Revenues, net of returns and discounts      $ 34,390,452  $ 18,588,388
                                           ----------------------------
Costs and expenses:
  Costs of revenue                            15,607,017     7,550,409
  Selling, general and administrative         17,263,125     8,760,351
                                           ----------------------------
Total operating costs                         32,870,142    16,310,760
                                           ----------------------------
Income from operations                         1,520,310     2,277,628
Other income (expenses):
  Gain (loss) on trading securities              857,695      (157,974)
  Interest expense                              (136,352)      (94,176)
  Other                                          167,947        15,483
                                           ----------------------------
Income before income taxes                     2,409,600     2,040,961
Provision for income taxes                       843,360       713,986
                                           ----------------------------
Net income                                  $  1,566,240  $  1,326,975
                                           ----------------------------
                                           ----------------------------

Earnings per share                          $       0.02   $      0.07
Weighted average number of common shares      64,345,923    20,072,592


         The notes to these financial statements are an integral part hereof.

                   Wade Cook Financial Corporation and Subsidiaries
                    Condensed Consolidated Statements of Cash Flow
                                     (Unaudited)


                                                                        Three Months Ended
                                                                 ------------------------------
                                                                     March 31,     March 31,
                                                                      1998            1997
                                                                 ------------------------------
Cash provided by operations                                        $ 3,372,375    $ 4,279,779
Cash used in investing activities                                   (4,490,661)    (5,849,351)
Cash used in financing activities:
  Proceeds from issuance of subsidiary's minority interest                 -          (53,505)
  Net borrowings                                                     1,406,140      1,477,610
                                                                 ------------------------------
Net increase (decrease) in cash                                    $   287,854    $  (145,467)
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------




                       Notes to Interim Financial Statements
                                   March 31, 1998

1.  Basis for Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.
     For further information, refer to "Factors Affecting Future Results," and to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Certain items in the 1997 consolidated financial statements have been reclassified to comply with the condensed consolidated financial statements presentation for 1998.

2.  Earnings per Share

     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. The 1997 number of shares and earnings per share have been restated to reflect the 3 for 1 stock splits in September and December of 1997.

     3.  Acquisitions

     During 1998, Wade Cook Financial Corporation (WCFC) completed the acquisition of Information Quest, Inc. (IQI), Quantum Marketing, Inc.
     (QMI), Get Ahead Bookstores, Inc. (Get Ahead), and Publishers Distribution Center, Inc. (PDC).

     In January 1998, the Company acquired IQI, a Nevada corporation, the producer of the IQ Pager, which provides subscribers with paging service for stock related information. WCFC exchanged 45,000 shares of restricted common stock for 50,000 shares of IQI, representing all of the issued and outstanding shares of IQI. On the date of acquisition, the market value of the stock issued was $188,415. The acquisition was accounted for as a purchase, resulting in assets of $475,408, liabilities of $156, and a negative goodwill of $286,837.

     In January 1998, WCFC acquired QMI, a Nevada corporation. QMI provides local marketing through its website on the Internet and retail centers located in Tacoma and Seattle, Washington and Newport Beach and Santa
     Ana, California. QMI also provides consumers with online terminals with access to stock market information through the Wealth Information Network. WCFC exchanged 45,000 shares of restricted common stock for 24,000,000 shares of QMI, representing all of the authorized capital stock of QMI. On the date of acquisition, the market value of the stock issued was $188,415. The acquisition was accounted for as a purchase, resulting in goodwill of $188,415.

     In January 1998, WCFC acquired Get Ahead, a Nevada corporation, a retail distributor of financial education, personal development, and inspirational products, including books, audio tapes, and video tapes located in QMI financial education centers. WCFC paid $1.00 for an assignment of all interest, rights, and claims in Get Ahead.

     In January 1998, WCFC acquired PDC, a distributor of books and other publications focusing primarily on the Latter Day Saints and small independent publisher markets. PDC is located in Salt Lake City, Utah.
     WCFC exchanged 10,000 shares of restricted common stock for 91,500 shares of common stock of PDC which represents all of the issued and outstanding capital stock of PDC. On the date of acquisition, the market value of the stock issued was $41,800. The acquisition was accounted for as a purchase, resulting in assets of $133,764, liabilities of $644,513, and goodwill of $475,696.

     4.  Pro-forma information

     The following unaudited pro-forma financial information is presented for the quarter ended March 31, 1998 and 1997, as if the IQI, QMI, Get Ahead, and PDC acquisitions had been combined as of the beginning of the period. IQI, QMI, Get Ahead, and PDC amounts represent historical values without acquisition adjustments as described in Note 3.



                                              For the quarter ended March 31, 1998

Balance sheet                 WCFC            IQI             QMI         Get Ahead         PDC         Total
----------------------------------------------------------------------------------------------------------------
Assets                    $41,230,452     $1,589,069       $748,092       $184,714      $ 133,764    $43,886,091
Liabilities                22,863,917            273        832,690        260,140        644,513     24,601,533
Stockholder's equity       18,366,535      1,588,796        (84,598)       (75,426)      (510,749)    19,284,558

Income statement
----------------
Revenues                   32,517,151      1,638,796        190,242         11,858         32,405     34,390,452
Expenses                   31,587,451        765,377        274,841         87,285        109,258     32,824,212
                          --------------------------------------------------------------------------------------
Net income                $   929,700    $   873,419       $(84,599)      $(75,427)     $ (76,853)   $ 1,566,240
                          --------------------------------------------------------------------------------------
                          --------------------------------------------------------------------------------------

EPS                                                                                                        $0.02
                                                                                                           -----
                                                                                                           -----
                                                                                                                  6


                                                   For the quarter ended March 31, 1997

Balance sheet                 WCFC            IQI*             QMI*       Get Ahead*       PDC         Total
----------------------------------------------------------------------------------------------------------------
Assets                    $23,081,684            $--            $--            $--    $   257,018    $23,338,702
Liabilities                17,612,494             --             --                       644,513     18,257,007
Stockholder's equity        5,469,190             --             --             --       (387,495)     5,081,695

Income statement
----------------
Revenues                   18,588,388             --             --             --         38,244     18,626,632
Expenses                   17,261,413             --             --             --        161,498     17,422,911
                          --------------------------------------------------------------------------------------
Net income                  1,326,975             --             --             --    $  (123,254)   $ 1,203,721
                          --------------------------------------------------------------------------------------
                          --------------------------------------------------------------------------------------
EPS                                                                                                        $0.06
                                                                                                           -----
                                                                                                           -----

     * - The company had not begun operations as of March 31, 1997.

     5.  Pending litigation

     On March 5, 1998, the Company was informed by the County of Fresno, California, Office of the District Attorney Business Affairs Unit (BAU) that the BAU believes the seminar sales contracts used by the Company in California were not in compliance with sections 1678.20 through 1693 of the California Civil Code, which provides for a notice of three day right of cancellation on seminar sales solicitation contracts. The Company has retained local counsel and has not yet determined any impact on its financial statements. The Company has made no provision for losses, if any. There have been no developments in this ongoing investigation.

     On May 1, 1998, the Attorney General of Texas filed a Petition for An Order to Show Cause in the District Court of Bexar County, Texas. The State of Texas contends that WCFC has engaged in false, deceptive and misleading acts and practices in the course of trade and commerce as defined in the Texas Deceptive Trade Practices-Consumer Protection Act. The Company has retained legal counsel and has not yet determined any impact on its financial statements. The Company has made no provision for losses, if any.

     6.  Commitments

     In March 1998, the Company entered into an agreement to purchase the Best Western McCarran House in Sparks, Nevada. The agreement provides for a purchase price of $5,250,000 and assumption of a promissory note in the amount of $3,475,205. The Company is committed to make improvements and upgrades to the property at an estimated cost of $1,810,180. As of March 31, 1998, WCFC has deposited $989,553, which has been recorded as an investment in hotel properties.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

                      NOTE REGARDING FORWARD LOOKING INFORMATION
     This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The forward-looking statements contained herein are subject to certain risks and uncertainties, including those discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, that could cause actual results to differ materially from those projected or discussed. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events

UNAUDITED BALANCE SHEET FOR THE PERIOD ENDED MARCH 31, 1998

Liquidity and Capital Resources

     The Company's total assets increased to $43,886,091 at March 31, 1998, compared to $41,404,138 at December 31, 1997. The Company's liabilities were reduced to $24,601,533 at March 31, 1998, down from $24,649,052 at December 31, 1997. Stockholder's equity increased to $18,229,557 at March 31, 1998, up from $16,067,141 at December 31, 1997, primarily due to the first quarter net income.

     During the 1998 first three months, cash and cash equivalents increased by $287,854 primarily due to the profitable quarter and reduction in receivables. The marketable securities portfolio decreased to $5,416,848 at March 31, 1998, down from $6,162,733 at December 31, 1997, primarily due to the sale of securities.

     Non-marketable investments increased from $7,330,460 at December 31, 1997 to $9,748,148 at March 31, 1998. The increase was primarily due to additional investments in hotel properties. The Company's non-marketable investments include the following:

                                                     Investment
                     Description of Investment      (in dollars)
Segment
-----------------------------------------------------------------
Oil/gas             Oil and gas properties          $  650,000
Hotel/motel         Hotel and motel investments      5,311,414
Real estate         Investments in land              1,856,303
Private companies   Various industries               1,930,431
                                                    ----------
Total                                               $9,748,148
                                                    ----------
                                                    ----------

     Inventory, which consists primarily of books, tapes and supplies, increased to $2,005,408 at March 31, 1998, up from $1,312,366 at December 31, 1997. The increase can be attributed to the inventory held by subsidiaries which were acquired during the last quarter of 1997.

     Current liabilities decreased to $23,310,662 at March 31, 1998 from $23,827,870 at December 31, 1997.

Results of Operations

     Revenues for the three months ended March 31, 1998 were $34,390,452 compared to $18,588,388 for the same period ended March 31, 1997, an increase of $15,802,064 or 85% for the quarterly period. The increase in revenues is attributed to increase in advertising, marketing, and promotions; increase in markets; and improved name recognition of Wade B. Cook, Wade Cook Seminars, and other products bearing the aforementioned name.

     The cost of revenues increased by $8,056,608 or 107% for the first quarter of 1998 over the same period in 1997. During efforts to continue its growth, the Company incurred additional expenses in creating and promoting new products and services for future benefit. The Company incurred additional expenses of about $2,000,000 in the first quarter of 1998 on special promotional materials in addition to the budgeted amounts. Had the Company not incurred this additional expense, cost of revenues would have been up 80% to coincide with the 85% increase in sales.

     The 1998 first quarter income from operations was $1,520,310; a decrease of $757,318 over the operating income of $2,277,628 recorded in the 1997 first quarter. Although revenues rose 85%, the decrease in operating income can be attributed to the losses incurred by many of the Company's newly acquired subsidiaries.

     Selling, general and administrative expenses increased by $8,502,774, from $8,760,351 for the first quarter of 1997 to $17,263,125 for the first quarter of 1998. The increase was primarily due to increased advertising and payroll and related expenses.

     During the first quarter in 1998, gain on trading securities rose to $857,695 up substantially from a loss of $157,974 from the same period in 1997. The gain on trading securities was related to better management of the brokerage accounts used by instructors to demonstrate trades during seminars, coupled with an upturn in the stock and securities market during the first quarter of 1998

Effects of Inflation

     The Company believes that inflation will not have a material effect on the Company's results of operations.

Seasonality

     The Company's business is not seasonal.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
          Not Required.

                            PART II     OTHER INFORMATION

Item 1.  Legal Proceedings.

     The following is a description of material pending legal proceedings to which the Company or any of its subsidiaries is a party or which any of their properties is subject:

INVESTIGATION BY THE U.S. SECURITIES AND EXCHANGE COMMISSION. The Company is subject to a private investigation by the Securities and Exchange Commission ("SEC") in the Matter of Wade Cook Seminars, Inc. The SEC is investigating the possible violation of Sections 5(a), 5(c) and 17(a) of the Securities Act, Section

1(b) of the Exchange Act and Rule 10b-5 thereunder, and Sections 203(a) and 206(1) and (2) of the Investment Advisers Act. The SEC has stated that the investigation should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be construed as an adverse reflection on the merits of the securities involved or on any person or entity. The Company does not believe it or its executive officers and directors have violated applicable laws, and the Company intends to continue to cooperate with the investigation. The Company does not believe it or its executive officer and directors have violated applicable laws.

INVESTIGATION BY THE STATE OF WASHINGTON. The Assistant Attorney General for the State of Washington's Department of Financial Institutions, Securities Division commenced an investigation of Mr. Cook, WCSI, and the Company in September, 1996. Since that time, the State of Washington's Department of Financial Institutions, Securities Division has issued subpoenas to Mr. Cook, WCSI, the Company, the General Counsel, and the former General Counsel requesting information related to the investigation. The Company has not been informed as to basis for the State of Washington's investigation. The Company does not believe it or its executive officer and directors have violated applicable laws.

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

WADE B. COOK V. ANTHONY ROBBINS, ROBBINS RESEARCH INTERNATIONAL, INC. AND CHARLES MELLON. On June 18, 1997, Mr. Cook filed a copyright infringement suit in the United States District Court, Western District of Washington, against Anthony Robbins and Robbins Research International, Inc. seeking damages and injunctive relief. Charles Mellon, a former speaker for Wade Cook Seminars, Inc., was added as a defendant on August 5, 1997. Mr. Cook alleges Anthony Robbins copied or caused to be copied significant portions of his best selling book, Wall Street Money Machine. Mr. Cook authored and copyrighted the book which he claims defendants used in creating their new seminar entitled "Financial Power". A trial is scheduled for September 28, 1998.

LITIGATION WITH ART AND ITEX. On February 4, 1998, WCFC filed a complaint against Associated Reciprocal Traders, Ltd. ("ART") and its parent corporation, ITEX, in the King County Superior Court, State of Washington in Seattle, Washington. On the same day, Associated Reciprocal Traders, Ltd. filed a complaint against WCFC in the King County Superior Court, State of Washington in Kent, Washington. Both complaints have been consolidated and are related to a dispute over the ownership of 1,800,000 shares of common stock that originally was issued as 100,000 shares of common stock of WCFC on September 10, 1996 in exchange for $500,000 worth of media credits for radio spots to Associated Reciprocal Traders, Ltd. pursuant to an agreement dated December 29, 1995. A trial date has been set in this matter for June 11, 1998.

COUNTY OF FRESNO. On March 5, 1998, the Company was informed by the County of Fresno, California, Office of the District Attorney Business Affairs Unit (BAU) that the BAU believes the seminar sales contracts used by the Company in California were not in compliance with sections 1678.20 through 1693 of the California Civil Code which provides for a notice of three day right of cancellation on seminar sales solicitation contracts. WCFC currently provides its customers seven days to cancel all sales contracts. The Company has retained local counsel and is cooperating with the BAU to resolve the matter. According to the BAU, potential penalties for such actions could include restitution and civil penalties up to $2,500 for each violation. The Company has not yet determined any impact on its financial statements and has made no provision for losses, if any.

ATTORNEY GENERAL FOR THE STATE OF TEXAS. On May 1, 1998, the Attorney General of Texas filed a Petition for An Order to Show Cause in the District Court of Bexar County, Texas for the 288th Judicial District. The State of Texas contends that WCFC has engaged in false, deceptive and misleading acts and practices in the course of trade and commerce as defined in the Texas Deceptive Trade Practices-Consumer Protection Act. The State of Texas contends that WCFC is deceptive by failing to disclose the high degree of financial risk involved in using its financial strategies, the actual losses suffered by WCFC itself in using these strategies, the amount and percentage of total income earned by WCFC from trading in securities, the falsity of some of the information posted on the WIN bulletin board and disseminated at seminars, the superficial and incomplete explanations of financial strategies provided at the seminars and on tapes, and the use of the seminars to solicit sales rather than to educate. In addition, the State of Texas alleges that WCFC represents on the WIN bulletin board that stock trades have been transacted by the Company or Wade Cook personally, when in fact, they have not. Moreover, the State of Texas contends that WCFC's sales contracts fail to have the statutorily required notice of the three day right to cancel. The petition seeks a temporary injunction, restitution and penalties against the Company.

     The Company currently provides its customers seven days to cancel all sales contracts. The Company believes that it has not intentionally engaged in false, deceptive and misleading business practices and has retained local counsel to contest this lawsuit.

TEXAS UNAUTHORIZED PRACTICE OF LAW COMMITTEE. In March 1998, the District 4 Subcommittee of the Unauthorized Practice of Law Committee in the State of Texas sent a request to Mr. Christopher M. Carde, the former General Counsel, Mr. Dale E. Cook, a former employee, and United Support Association, Inc.
(USA). The Committee requested that the parties sign an agreement to voluntarily cease and desist in activities which may constitute the unauthorized practice of law. The Committee alleged that USA offered to set up Nevada corporations, Living Trusts, Keogh Plans and Corporate Pension Plans, Family Limited Partnerships, Massachusetts Business Trusts, and Charitable Remainder Trusts. The Committee further alleged that USA advised clients about legal structuring, legal advantages and legal strategies associated with such entities, and provided specific proposals for structuring an individual's assets and businesses. The Company declined to enter into a voluntary cease and desist on behalf of the individuals named in the request since they no longer work for the Company. The Company believes that it has not engaged in the unlawful practice of law and has declined to sign a voluntary cease and desist order. The Company can give no assurances as to the possibility of future inquiries by the Committee or the outcome of such inquiries.

OTHER PROCEEDINGS. The Company and its subsidiaries are also parties to various legal proceedings arising in the ordinary course of business, none of which is expected to materially affect the financial position, results of operation or cash flow of the Company.

Item 2.  Changes in Securities.

     On January 15, 1998, the Company issued 3,224,997 shares of restricted common stock to the shareholders of Ideal Travel Concepts, Inc. (Ideal Travel) for the acquisition of Ideal Travel.

     In January 1998, the Company issued 13,675 shares of restricted common stock to employees and management as a holiday bonus. Each employee on record as of December 22, 1997 received 25 shares of restricted common stock. All management personnel on record as of December 22, 1997 received 50 shares of restricted common stock.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter covered by this report.

Item 5.  Other Information.

     WCFC announced a common stock repurchase program on February 26, 1998. As of April 30, 1998, the Company had repurchased 134,000 shares of common stock in the open market at varying prices.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibit 27 - Financial Data Schedule - March 31, 1998

          Exhibit 27.1 - Financial Data Schedule - December 31, 1997 - Restated

     (b)  Reports on Form 8-K

          Wade Cook Financial Corporation filed a report on Form 8-K on February 28, 1998.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Wade Cook Financial Corporation

May 14, 1998                  /s/ Wade B. Cook
------------                  -------------------------------------
(Date)                        Wade B. Cook, Chief Executive Officer



May 14, 1998                  /s/ Wade B. Cook
------------                  -------------------------------------
(Date)                        Wade B. Cook , Interim Chief Financial Officer