Form 10-Q/A
period 1997-06-30
WADE COOK FINANCIAL CORP
filed 1998-05-28
CIK 894417

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

                             PROFIT FINANCIAL CORPORATION

                                        Index

                                                                            PAGE
                                                                            ----
PART I.        FINANCIAL INFORMATION

Item 1.        Restated Consolidated Balance Sheets
               as of June 30, 1997 and December 31, 1996. . . . . . . . . .   3

               Restated Consolidated Statement of Operations
               for the quarters and six month periods ended
               June 30, 1997 and June 30, 1996. . . . . . . . . . . . . . .   5

               Restated Consolidated Statement of Cash Flows for
               the quarters and six month periods ended June 30,
               1997 and June 30, 1996. . . . . . . . . . . . . . . . . . . .  6

               Notes to Consolidated Financial Statements. . . . . . . . . .  6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operation. . . . . . . . . . . . . .  7

Item 3.        Quantitative and Qualitative Disclosures about Market Risk. .  7

PART II        OTHER INFORMATION


Item 1.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  8

Item 2.        Changes in Securities . . . . . . . . . . . . . . . . . . . .  9

Item 3.        Defaults Upon Senior Securities . . . . . . . . . . . . . . .  9

Item 4.        Submission of Matters to a Vote of Security Holders . . . . .  9


Item 5.        Other Information . . . . . . . . . . . . . . . . . . . . . .  9

Item 6.        Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .  9

PART I.        FINANCIAL INFORMATION

                    PROFIT FINANCIAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                      (restated)


ASSETS                                           June 30, 1997 December 31, 1996
                                                  (Unaudited)     (Unaudited)
                                                 ------------- -----------------
CURRENT ASSETS
  Cash and cash equivalents                        $ 1,552,971    $   635,141
  Marketable securities                              5,993,285      3,801,039
  Trade and credit card receivables                  4,489,580        848,282
  Notes receivable, employees (current portion)        290,762        329,060
  Notes receivable from officers (current portion)      14,576         13,191
  Other receivables                                    158,536         11,378
  Inventory                                            633,175        395,743
  Prepaid expenses                                     276,327         93,196
  Deferred royalties to related party                        0         48,781
  Deferred tax asset                                   917,904        783,064
                                                   -----------    -----------
       TOTAL CURRENT ASSETS                         14,327,116      6,958,875
                                                   -----------    -----------

PROPERTY & EQUIPMENT                                 9,627,420      7,135,205
                                                   -----------    -----------
OTHER ASSETS
  Non-marketable investments                         2,945,992        522,600
  Notes receivable, employees                        2,842,699      1,385,742
  Notes receivable from officers                       261,231        236,413
  Due from related parties                           2,611,756        663,401
  Deposits                                              22,310         35,423
                                                   -----------    -----------
       TOTAL OTHER ASSETS                            8,683,988      2,843,579
                                                   -----------    -----------
          TOTAL ASSETS                             $32,638,524    $16,937,659
                                                   -----------    -----------

           The notes to these consolidated financial statements
                       are an integral part hereof.

                    PROFIT FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                      (restated)

LIABILITIES & EQUITY                             June 30, 1997 December 31, 1996
                                                  (Unaudited)     (Unaudited)
                                                 ------------- -----------------
CURRENT LIABILITIES
  Current portion of long-term debt                $   419,253    $   660,708
  Accounts payable and accrued expenses              5,349,370        976,644
  Margin loans in investment accounts                2,079,429      1,103,936
  Payroll and other taxes withheld and accrued       1,006,658        807,414
  Income taxes payable                               4,489,029      2,075,872
  Deferred revenue                                   5,919,942      5,160,999
  Royalties payable to related party                   702,279              0
  Notes payable to related party                       307,545         19,000
  Notes payable to officer                              45,000         45,000
                                                   -----------    -----------
         TOTAL CURRENT LIABILITIES                  20,318,505     10,849,573
                                                   -----------    -----------
LONG-TERM DEBT                                       1,778,095      1,768,762
                                                   -----------    -----------
             TOTAL LIABILITIES                      22,096,600     12,618,335
                                                   -----------    -----------
MINORITY INTEREST                                      544,645        617,300
                                                   -----------    -----------
SHAREHOLDERS' EQUITY
  Preferred Stock, 5,000,000 shares authorized
  at $10 par value, none issued and outstanding              0              0


  Class A common stock, 20,000,000 shares
  authorized at $0.01 par value, 6,680,864 shares
  and 6,680,864 shares outstanding as of
  June 30, 1997 and December 31, 1996, respectively     66,807         66,807

  Paid-in capital                                      898,408        894,408
  Prepaid advertising                                 (500,000)      (500,000)
  Retained earnings (deficit)                        9,532,064      3,240,809
                                                   -----------    -----------
  TOTAL SHAREHOLDERS' EQUITY                         9,997,279      3,702,024
                                                   -----------    -----------
  TOTAL LIABILITIES, MINORITY INTEREST
             AND SHAREHOLDERS' EQUITY              $32,638,524    $16,937,659
                                                   -----------    -----------

           The notes to these consolidated financial statements
                       are an integral part hereof.

                    PROFIT FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                       (restated)

                                    Three Months Ended             Six Months Ended
                               June 30, 1997  June 30, 1996  June 30, 1997  June 30, 1996
                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                               -------------  -------------  -------------  -------------
REVENUES, NET OF RETURNS AND
DISCOUNTS                       $27,744,146    $ 8,457,550    $46,332,534     $14,032,834

COST OF REVENUES:
  Royalties to related party      3,058,282      1,044,733      5,039,195       1,601,483
  Other cost of revenues          7,688,044      2,657,461     13,257,540       4,263,791
                                -----------    -----------    -----------     -----------
TOTAL COST OF REVENUES           10,746,326      3,702,194     18,296,735       5,865,274
                                -----------    -----------    -----------     -----------
       GROSS PROFIT              16,997,820      4,755,356     28,035,799       8,167,560
                                -----------    -----------    -----------     -----------

SELLING, GENERAL AND ADMIN.
EXPENSE                          10,123,806      3,358,695     18,884,157       5,484,314

  INCOME (LOSS) FROM
  OPERATIONS                      6,874,014      1,396,661      9,151,642       2,683,246
                                -----------    -----------    -----------     -----------
OTHER INCOME (EXPENSES)
  Dividends and interest             54,342          6,481        102,820           7,485
  Gain (loss) on trading
  securities                        744,220        174,310        586,246         434,952
  Other income (expense)             19,363          5,221         73,868          (4,647)
  Loss on investment on
  non-marketable securities               0              0        (87,500)              0
  Interest expense                  (54,586)        (9,508)      (148,762)        (13,665)
                                -----------    -----------    -----------     -----------
  TOTAL OTHER INCOME
   (EXPENSES)                       763,339        176,504        526,672         424,125
                                -----------    -----------    -----------     -----------
INCOME (LOSS) BEFORE
INCOME TAXES                      7,637,353      1,573,165      9,678,314       3,107,371
                                -----------    -----------    -----------     -----------
PROVISION FOR INCOME TAXES        2,672,723        539,881      3,387,059       1,066,392
                                -----------    -----------    -----------     -----------
       NET INCOME (LOSS)        $ 4,964,630    $ 1,033,284    $ 6,291,255     $ 2,040,979
                                -----------    -----------    -----------     -----------
EARNINGS (LOSS) PER SHARE           $  0.25        $  0.08        $  0.31         $  0.15
                                -----------    -----------    -----------     -----------
Weighted Average Number
of Common Shares
(after giving effect to a
3 for 1 stock split effective
September 15, 1997)              20,095,912     13,180,944     20,095,912      13,180,944
                                -----------    -----------    -----------     -----------

           The notes to these consolidated financial statements
                       are an integral part hereof.

                    PROFIT FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CASH FLOW STATEMENTS
                                      (restated)

                                                 Three Months Ended   Six Months Ended
                                                    June 30, 1997       June 30, 1997
                                                     (Unaudited)         (Unaudited)
                                                 ------------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $ 4,964,630         $ 6,291,255
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
  Depreciation                                           274,948             540,369
  (Gains) losses on trading marketable securities       (744,221)           (586,246)
  Losses on disposition of fixed assets
  Impairment of long-lived assets
  Loss on investment in non-marketable securities                             87,500
  Purchases of trading securities                     (6,382,511)         (9,379,371)
  Proceeds from sale of trading securities             5,844,414           8,665,354
Changes in assets and liabilities:
  Receivables                                         (7,047,176)         (7,181,673)
  Inventory                                             (149,794)           (237,432)
  Prepaid expenses                                       (27,456)           (183,131)
  Deferred taxes                                        (260,465)           (134,840)
  Deposits                                                  (650)              2,793
  Accounts payable and accrued expenses                  243,151           4,372,726
  Payroll and other taxes withheld and accrued           143,889             199,243
  Income taxes payable                                 1,933,188           2,413,157
  Deferred revenue                                     1,653,937             758,953
  Due to related party                                   283,545             288,545
  Royalties payable                                      341,599             751,060
                                                     -----------         -----------
TOTAL ADJUSTMENTS                                     (3,243,602)            377,007
                                                     -----------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES              1,721,028           6,668,262
                                                     -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                    (416,571)         (3,640,075)
Subsidiary's investment
Return of subsidiary's investment
                                                     -----------         -----------
NET CASH USED FOR INVESTING ACTIVITIES                  (416,571)         (3,640,075)
                                                     -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subsidiary's minority
  interest                                               (19,150)            (72,655)
Net borrowings                                          (140,611)         (2,037,702)
Issuance of common stock
                                                     -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               (159,761)         (2,110,357)
                                                     -----------         -----------
NET INCREASE (DECREASE) IN CASH                        1,144,696             917,830
CASH, beginning of year                                  408,275             635,141
                                                     -----------         -----------
CASH, end of period                                  $ 1,552,971         $ 1,552,971
                                                     -----------         -----------


                                 PROFIT FINANCIAL CORPORATION
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        JUNE 30, 1997


NOTE W - BASIS FOR PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for Interim financial information and with the Instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the period ending December 31, 1997. For further information, refer to "Factors Affecting Future Results," and to the financial statements and footnotes thereto included in the Company's Registration Statement on Form 10, as amended for the year ended December 31, 1996.

NOTE X - RESTATEMENT

     As more fully discussed in its year end financial statements, the Company restated its 1995 financial statements which decreased Paid-in Capital by $178,200 and increased retained earnings by $178,200.

     The Company has corrected its comparative weighted average number of common shares outstanding and earnings per share as follows:

                                        Three months                               Six Months
                                            Ended                                     Ended
                                        June 30, 1997        June 30, 1997        June 30, 1997          June 30, 1996
                                        -------------        -------------        -------------          -------------
Weighted average shares
  As previously reported                   6,680,864            6,565,461            6,680,864              6,590,516
  As restated (after giving effect
    to 3 for 1 stock split effective
    September 15, 1997                    20,095,912           13,180,944           20,095,912             13,180,944

Earnings per share
  As previously reported                        0.74                 0.16                 0.94                   0.31
  As restated                                   0.25                 0.08                 0.31                   0.15

                             Profit Financial Corporation

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

UNAUDITED BALANCE SHEET FOR THE PERIOD ENDED JUNE 30, 1997-LIQUIDITY AND CAPITAL RESOURCES

     The Company's total assets expanded to $32,638,524 at June 30, 1997 compared to $16,937,659 at December 31, 1996. The increase in total assets was due to substantial increases in both current assets and other assets at June 30, 1997. Current assets increased to $14,327,116 compared with $6,958,875 at December 31, 1996. The increase in current assets was due to an increase in cash and cash equivalents, marketable securities owned by the Company, and trade and credit card receivables. The increase in other assets was due to an increase in non-marketable investments and notes and other amounts due from officers, employees and related parties. Generally, total assets increased due to substantially increased gross revenues and the relatively high rate at which such revenues are being capitalized.

     The Company's total liabilities grew to $22,096,600 from $12,618,355. The Company's total current liabilities increased to $20,318,505 at June 30, 1997 compared with $10,849,573 at December 31, 1996. The increase in total liabilities is the result of increases in accounts payable and accrued expenses, margin loans to finance purchases of marketable securities and income taxes payable. The Company's current liabilities exceeded its current assets by $5,991,389 at June 30, 1997 and $3,890,698 at December 31, 1996.
The Company's management believes that its working capital position in light of a high rate of gross revenues is sufficient to finance the Company's operations over the next twelve months.

     Shareholders' equity at June 30, 1997 increased to $9,997,279 from $3,702,024 at December 31, 1996. Shareholders' equity increased due to a substantial increase in retained earnings from $3,240,809 at December 31, 1996 to $9,532,064 at June 30, 1997. Retained earnings increased because of sharply higher net income for the period.

     The Company experienced a substantial increase in credit card purchases and as a result the credit card processing company the Company uses increased the amount it requires as a hold back. Accordingly, trade and credit card receivables increased to $4,489,580 compared to $848,282 at December 31, 1996.

     The Company increased its portfolio of marketable securities to $5,993,285 compared to $3,801,039 at December 31, 1996. (See above)

FOR THE QUARTERS ENDED JUNE 30, 1997 AND JUNE 30, 1996

Operating Results

     Gross revenues continued to increase, due largely to the increase in the number of seminars provided by the Company and increased product and book sales due to the growing notoriety of Wade B. Cook. The Company reported gross revenues for the quarter ended June 30, 1997 OF $27,744,146 as compared to gross revenues of $8,457,550 for the same period in 1996.

     The cost of generating revenues was $10,746,326 for the quarter ended June 30, 1997, as compared to $3,702,194 for the same quarter in 1996.

     Gross profits, following the same trend as gross revenues, increased during the quarter ended June 30, 1997 to $16,997,820 as compared to $4,755,356 during the same quarter in 1996.

     The net income for the Company, after taxes, was $4,964,630 for the quarter ended June 30, 1997, as compared to net after-tax income of $1,033,284 for the same quarter in 1996.

Inflation and Seasonality

     The Company's management does not believe that its financial results are materially affected by inflation. The Company's business is not seasonal.

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

       May 28, 1998                /s/ Wade B. Cook
---------------------------        ----------------------------------------
          (Date)                   Wade B. Cook, Chief Executive Officer


       May 28, 1998                /s/ Wade B. Cook
---------------------------        ----------------------------------------
          (Date)                   Wade B. Cook, Interim Chief Financial Officer