Form 10-Q/A
period 1997-09-30
WADE COOK FINANCIAL CORP
filed 1998-05-28
CIK 894417

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.  20549

                                      FORM 10-Q/A


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

                             PROFIT FINANCIAL CORPORATION

                                        Index

PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1.  Restated Consolidated Balance Sheets as of September 30, 1997
         and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . .3

         Restated Consolidated Statement of Income and Retained Earnings
         for the quarters and nine month periods ended September 30, 1997 and September 30, 1996. . . . . . . . . . . . . . . . . . . . . . .5

         Restated Consolidated Cash Flow Statements
         for the quarters and nine month periods
         ended September 30, 1997 and September 30, 1996 . . . . . . . . . .6

         Restated Notes to Consolidated Financial Statements . . . . . . . .7

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

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . 11

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . 11

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 11

PART I - FINANCIAL INFORMATION


                    PROFIT FINANCIAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                       (restated)


ASSETS                                                   September 30, 1997   December 31, 1996
                                                             (Unaudited)         (Unaudited)
                                                         -------------------  ------------------
CURRENT ASSETS
  Cash and cash equivalents                                  $   2,235,371       $     635,141
  Marketable securities                                          7,789,371           3,801,039
  Trade and credit card receivables                              3,247,442             848,282
  Notes receivable, employees (current portion)                     55,571             329,060
  Notes receivable, officers (current portion)                           0              13,191
  Other receivables                                                160,562              11,378
  Inventory                                                      1,017,998             395,743
  Prepaid expenses                                                 215,094              93,196
  Deferred royalties to related party                                    0              48,781
  Deferred tax asset                                             1,105,147             783,064
                                                             -------------       -------------

                    TOTAL CURRENT ASSETS                        15,826,556           6,958,875
                                                             -------------       -------------

PROPERTY & EQUIPMENT                                            11,071,616           7,135,205
                                                             -------------       -------------

OTHER ASSETS
  Non-marketable investments                                     6,198,165             522,600
  Advances and Deposits of Joint Ventures                          900,000                   0
  Notes receivable, employees                                    4,437,724           1,385,742
  Notes receivable, officers                                             0             236,413
  Due from related parties                                       3,040,510             663,401
  Deposits                                                          56,060              35,423
                                                             -------------       -------------

                      TOTAL OTHER ASSETS                        14,632,459           2,843,579
                                                             -------------       -------------

                         TOTAL ASSETS                        $  41,530,631       $  16,937,659
                                                             -------------       -------------

         The notes to these financial statements are an integral part hereof.

                    PROFIT FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                      (restated)


LIABILITIES & EQUITY                                     September 30, 1997   December 31, 1996
                                                             (Unaudited)         (Unaudited)
                                                         -------------------  ------------------
CURRENT LIABILITIES
  Current portion of long-term debt                          $   1,113,984       $     660,708
  Accounts payable and accrued expenses                          7,782,565             976,644
  Margin loans in investment accounts                            2,362,898           1,103,936
  Payroll and other taxes withheld and accrued                     633,199             807,414
  Income taxes payable                                           6,855,649           2,075,872
  Deferred revenue                                               7,108,788           5,160,999
  Royalties payable to related party                               628,892                   0
  Notes payable to related party                                    35,000              19,000
  Notes payable to officer                                          45,000              45,000
                                                             -------------       -------------

                    TOTAL CURRENT LIABILITIES                   26,565,975          10,849,573
                                                             -------------       -------------

LONG-TERM DEBT                                                     931,571           1,768,762
                                                             -------------       -------------

                         TOTAL LIABILITIES                      27,497,546          12,618,335
                                                             -------------       -------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                  544,645             617,300
                                                             -------------       -------------

SHAREHOLDERS' EQUITY
  Preferred Stock, 5,000,000 shares authorized
  at $10 par value, none issued and outstanding                          0                   0

  Class A common stock, 20,000,000 shares
  authorized at $0.01 par value, 6,736,513 shares
  and 6,680,864 shares outstanding as of
  September 30, 1997 and December 31, 1996, respectively            66,807              66,807

  Paid-in capital                                                1,732,169             894,408
  Prepaid advertising                                             (500,000)           (500,000)
  Retained earnings (deficit)                                   12,189,464           3,240,809
                                                             -------------       -------------

TOTAL SHAREHOLDERS' EQUITY                                      13,488,440           3,702,024
                                                             -------------       -------------

TOTAL LIABILITIES, MINORITY INTEREST
     AND SHAREHOLDERS' EQUITY                                $  41,530,631       $  16,937,659
                                                             -------------       -------------

         The notes to these financial statements are an integral part hereof.

                    PROFIT FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                     (restated)

                                                      Three Months Ended                     Nine Months Ended
                                              Sept. 30, 1997      Sept. 30, 1996      Sept. 30, 1997      Sept. 30, 1996
                                                (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
                                              ---------------     ---------------     ---------------     ---------------
                                                 (dollars)           (dollars)           (dollars)           (dollars)
REVENUES, NET OF RETURNS AND DISCOUNTS           34,701,333          13,522,654          81,033,867          28,883,739

COST OF REVENUES:
  Royalties to related party                      3,536,624           1,390,305           8,575,819           2,991,788
  Other cost of revenues                         11,151,231           3,929,545          24,408,771           8,193,336
                                               ------------        ------------        ------------        ------------

TOTAL COST OF REVENUES                           14,687,855           5,319,850          32,984,590          11,185,124
                                               ------------        ------------        ------------        ------------

          GROSS PROFIT                           20,013,478           8,202,804          48,049,277          17,698,615
                                               ------------        ------------        ------------        ------------

SELLING, GENERAL AND ADMIN. EXPENSE              14,212,018           4,905,118          33,096,175          10,220,434

   INCOME (LOSS) FROM OPERATIONS                  5,801,460           3,297,686          14,953,102           7,478,181
                                               ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSES)
  Dividends and interest                            120,756               8,704             223,576              16,189
  Gain (loss) on trading securities                (238,842)                  0             347,405             434,952
  Other income (expense)                              3,674                3085              77,542              (1,562)
  Loss on investment in non-marketable                    0                   0             (87,500)                  0
 securities
  Interest expense                                  (96,661)           (126,201)           (245,423)           (139,866)
                                               ------------        ------------        ------------        ------------

   TOTAL OTHER INCOME (EXPENSES)                   (211,073)           (114,412)            315,600             309,713
                                               ------------        ------------        ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES                 5,590,387           3,183,274          15,268,702           7,787,894
                                               ------------        ------------        ------------        ------------

PROVISION FOR INCOME TAXES                        2,932,987             954,982           6,320,046           2,336,368
                                               ------------        ------------        ------------        ------------

          NET INCOME (LOSS)                    $  2,657,400        $  2,228,292        $  8,948,656        $  5,451,526
                                               ------------        ------------        ------------        ------------

EARNINGS (LOSS) PER SHARE                      $        .13        $        .17        $        .43        $        .41
                                               ------------        ------------        ------------        ------------

Weighted Average Number of Common Shares
  (after giving effect to a 3 for 1 stock
  split effective September 15, 1997)            21,051,437          13,221,354          21,051,437          13,221,354
                                               ------------        ------------        ------------        ------------

         The notes to these financial statements are an integral part hereof.

                    PROFIT FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CASH FLOW STATEMENTS
                                     (restated)

                                                         Three Months Ended    Nine Months Ended
                                                         September 30, 1997   September 30, 1997
                                                             (Unaudited)          (Unaudited)
                                                         -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $  2,657,400         $  8,948,656
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
    Depreciation                                                   329,476              869,845
    (Gains) losses on trading marketable securities                234,842             (351,404)
    Losses on disposition of fixed assets
    Impairment of long-lived assets
    Loss on investment in non-marketable securities                                      87,500
    Purchases of trading securities                             (6,715,535)         (16,517,205)
    Proceeds from sale of trading securities                     4,214,923           12,880,277
Changes in assets and liabilities:
    Receivables                                                   (272,669)          (7,405,060)
    Inventory                                                     (384,823)            (622,255)
    Prepaid expenses                                                61,233             (121,898)
    Deferred taxes                                                (187,243)            (322,083)
    Deposits                                                       (33,750)             (20,637)
    Accounts payable and accrued expenses                        2,716,664            8,064,883
    Payroll and other taxes withheld and accrued                  (373,458)            (174,215)
    Income taxes payable                                         2,366,620            4,779,777
    Deferred revenue                                             1,188,846            1,947,789
    Due to related party                                           325,347               16,000
    Royalties payable                                              (73,388)             628,892
                                                              ------------         ------------
TOTAL ADJUSTMENTS                                                3,397,085            3,740,206
                                                              ------------         ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        6,054,485           12,688,862
                                                              ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                            (1,444,196)          (4,056,497)
Subsidiary's investment                                         (4,152,173)          (6,575,565)
Return of subsidiary's investment
                                                              ------------         ------------
NET CASH USED FOR INVESTING ACTIVITIES                          (5,596,369)         (10,632,062)
                                                              ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subsidiary's minority interest                                (72,655)
Net borrowings                                                     224,284             (383,915)
Issuance of common stock
                                                              ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          224,284             (456,570)
                                                              ------------         ------------

NET INCREASE (DECREASE) IN CASH                                    682,400            1,600,230
CASH, beginning of year                                          1,552,971              635,141

                                                              ------------         ------------
CASH, end of period                                           $  2,235,371         $  2,235,371
                                                              ------------         ------------

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

     The Company intends to acquire a controlling interest in Rising Tide Limited Partnership ("Rising Tide"). Its investment in Rising Tide is on deposit with an escrow.

     The Company acquired the following under the purchase method of accounting. Ideal Travel Concepts, Inc. ("Ideal"), Worldwide Publishers, Inc. ("Worldwide"), Origin Books Sales, Inc. ("Origin"), and Gold Leaf Press, Inc. ("Gold").

     All of the outstanding stock of Ideal was acquired on August 1, 1997, in exchange for 358,333 shares of the Company's common stock to be issued on January 14, 1998. The acquisition resulted in recording assets in the amount of $215,719, goodwill of $2,008,294, and liabilities assumed in the amount of $74,013.

     All of the outstanding stock of Worldwide was acquired on August 27, 1997 for $1. The acquisition resulted in recording assets of $315,352, goodwill of $311,976 and liabilities assumed in the amount of $627,327.

     All of the outstanding stock of Origin was acquired on August 27, 1997, in exchange for 39,269 shares of the Company's common stock with a market value of $196,749. The acquisition resulted in recording assets of $809,730, goodwill of $469,496 and liabilities in the amount of $1,082,477.

     All of the outstanding stock of Gold Leaf was acquired on August 27, 1997, in exchange for 7,692 shares of the Company's common stock with a market value of $49,998. The acquisition resulted in recording assets of $8,263, goodwill of $62,119 and liabilities in the amount of $20,384.

     The following unaudited pro-forma information is presented for the period ended September 30, 1997, as if Ideal, Worldwide, Origin, and Gold Leaf acquisitions had been combined as of the beginning of the period. Ideal, Worldwide, Origin and Gold Leaf amounts represent historical values without acquisition adjustments.

Amounts in thousands, except EPS
September 30, 1997
BALANCE SHEETS

                                      PFC         IDEAL        WORLD WIDE     ORIGIN       GOLD LEAF      TOTAL
Assets                                 41,201         216            330           818             8          42,573
Liabilities                            27,987          74            550         1,000            20          29,631
Stockholders' equity (deficit)         13,214         142           (220)         (182)          (12)         12,942

INCOME STATEMENTS
Revenues                               80,705         544            329           977            26          82,581
Expenses                               71,386         419            699         1,086            14          73,604
Net Income (loss)                       9,319         125           (370)         (109)           12           8,977
EPS                                         -           -              -             -             -            0.42

Amounts in thousands, except EPS
Fiscal year ended December 31, 1996
BALANCE SHEETS


                                      PFC         IDEAL        WORLD WIDE     ORIGIN       GOLD LEAF      TOTAL
Assets                                 16,938         237            529         3,902             8          21,614
Liabilities                            12,619         277            453         3,834            20          17,203
Stockholders' Equity                    4,319         (40)            76            68           (12)         (4,441)

INCOME STATEMENT
Revenues                               40,725       1,023            971         1,801           146          44,666
Expenses                               37,660       1,057            935         1,830           146          41,628
Net Income (Loss)                       3,065         (24)            36           (29)            -           3,038
EPS                                                                                                             0.04

NOTE Y - COMMITMENTS

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

NOTE Z - RESTATEMENT

    The Company corrected its previously issued Form 10-Q for September 30, 1997 by restating its 100% equity interest in Rising Tide to a deposit in escrow. The restatement decreased the current portion of long-term debt by $6,610, decreased long-term debt by $2,009,399 and decreased property and equipment by $3,437,745.

     As more fully discussed in its year end statements, the Company restated its 1995 financial statements which decreased paid-in capital by $178,200 and increased retained earnings by $178,200. The Company has corrected its comparative weighted average number of common shares outstanding and earnings per share as follows:


                                 Three months                              Six Months
                                    Ended                                    Ended
                                Sept. 30, 1997       Sept. 30, 1996      Sept. 30, 1997      Sept. 30, 1996
Weighted average shares
  As previously reported           6,709,379             6,650,432           6,680,144           6,611,219
  As restated                     21,051,437            13,221,354          21,051,437          13,211,354

Earnings per share
  As previously reported                0.39                  0.33                1.33                0.82
  As restated, rounded, say             0.13                  0.17                0.43                0.41

                             PROFIT FINANCIAL CORPORATION

             Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations


UNAUDITED BALANCE SHEET FOR THE PERIOD ENDED SEPTEMBER 30, 1997-LIQUIDITY AND CAPITAL RESOURCES

    The Company's total assets increased to $41,530,631 at September 30, 1997 compared to $16,937,659 at December 31, 1996. The Company's total liabilities grew to $27,497,546 from $12,618,335. Shareholders' equity at September 30, 1997 increased to $13,488,440 from $3,702,024 at December 31, 1996.

    The Company increased its portfolio of marketable securities to $7,789,371 compared to $3,801,039 at December 31, 1996.

    The Company's investment in non-marketable securities increased substantially from $522,600 at December 31, 1996 to $6,198,165 at September 30, 1997. The Company's non-marketable investments include the following:


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
Associates, LLC             interests            Hotel, Orem, UT

    The Company experienced a substantial increase in credit card purchases from its customers, as a result, the Company's credit card processing service provider increased the provision for charge backs to $2,050,000. Additionally, to account for administrative time necessary to process the claims, the Company's trade and credit card receivables increased to $3,247,442 compared to $848,282 at December 31, 1996.

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

FOR THE QUARTERS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

Operating Results

    Gross revenues continued to increase, due largely to the increase in the number of seminars provided by the Company. The Company reported gross revenues for the quarter ended September 30, 1997 of $34,701,333 as compared to gross revenues of $13,522,654 for the same period in 1996.

    The cost of generating revenues was $14,687,855 for the quarter ended September 30, 1997, as compared to $5,319,850 for the same quarter in 1996, in proportion to increase in gross revenues.

    Gross profits, following the same trend as gross revenues, increased during the quarter ended September 30, 1997 to $20,013,478 as compared to $8,202,804 during the same quarter in 1996.

    The provision for income taxes for the three month period ending September 30, 1997 has substantially impacted the net income for the Company, which was $2,657,400 for the quarter ended September 30, 1997, as compared to net income of $2,228,292 for the same period in 1996.

For the nine months ended September 30, 1997 and September 30, 1996

The Company's revenues for the nine months ended September 30, 1997 grew to $81,033,867 compared to $28,883,739 for the same period last year due to increases in seminar sales and book sales.

Costs of revenues increased from $11,185,124 for the nine months ended September 30, 1996 to $32,984,590 for the same period in 1997 and was primarily due to the increase in revenues. Gross profit increased to $48,049,277 for the nine months ended September 30, 1997 compared to $17,698,615 for the same period in 1996.

Selling, general and administrative expenses increased from $10,220,434 for the nine months ended September 30, 1996 to $33,096,175 for the same period in 1997 due to increases in labor and other related costs, advertising and other overhead costs.

Provisions for income taxes increased from $2,336,368 for the nine months ended September 30, 1996 to $6,320,046 for the same period in 1997 due to increased revenues.

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

                                      SIGNATURES




                                     PROFIT FINANCIAL CORPORATION



         May 28, 1998                     /s/ Wade B. Cook
------------------------------       ----------------------------------------
           (Date)                    Wade B. Cook, Chief Executive Officer



         May 28, 1998                     /s/ Wade B. Cook
------------------------------       ----------------------------------------
           (Date)                    Wade B. Cook, Interim Chief Financial
                                                  Officer