Form 10-K/A
period 1997-12-31
WADE COOK FINANCIAL CORP
filed 1998-07-14
CIK 894417

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A


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

 Registrant's Common Stock outstanding at March 13, 1998 was 64,223,685 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                        WADE COOK FINANCIAL CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K


CAPTION                                                                     PAGE
-------------                                                              --------
PART I

Item 1. - BUSINESS ........................................................    4
Item 2. - PROPERTIES ......................................................   16
Item 3. - LEGAL PROCEEDINGS ...............................................   17
Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............   19

PART II
Item 5. - MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS .................................   20
Item 6. - SELECTED FINANCIAL DATA .........................................   21
Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...................   23
Item 8. - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA ......................   27
Item 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE ........................................   27

PART III
Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .............   27
Item 11. - EXECUTIVE COMPENSATION .........................................   31
Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT .................................................   35
Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................   36

PART IV
Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K ............................................   39


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


         Prior to May 1995, the Company's educational seminar business was conducted by United Support Association, Inc. ("USAI"), a Nevada corporation founded in 1989 by Wade B. Cook. Profit Financial Corporation, a publicly traded shell corporation at the time of the reverse merger described below, was formed in 1979 as a Utah corporation under the name Profiteer Corporation ("Profit"). In May 1995, USAI engaged in a transaction with Profit effectively constituting a reverse merger. Profit was the legal acquirer and USAI was the accounting acquirer. As a result of the transaction, Profit became the holding company and parent of USAI which was renamed Wade Cook Seminars, Inc. in February 1997. Another corporation owned or controlled by Wade B. Cook named USA/Wade Cook Seminars, Inc. was renamed Money Chef, Inc. ("Money Chef") which corporation is an affiliate of the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


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


         On December 19, 1997, WCFC filed the Articles of Merger, Agreement and Plan of Merger, Articles of Incorporation, and Articles of Amendment to the Articles of Incorporation of WCFC in Nevada. On December 22, 1997, the Articles of Merger and Agreement and Plan of Merger were filed in the State of Utah. On December 24, 1997 a Certificate of Correction was filed in the state of Nevada, correcting a technical error in a prior filing. These filings changed the state of incorporation for WCFC from the State of Utah to the State of Nevada and increased the total authorized number of the common stock of the Company (the "Common Stock") from 60,000,000 shares to 140,000,000 shares. The designation of the common stock of the Utah corporation as "Class A" was not carried forward to the new Nevada corporation but the par value of $.01 remained unchanged.


         The Company's headquarters address is 14675 Interurban Avenue South, Seattle, Washington 98168-4664 and its telephone number is (206) 901-3000.

Subsidiary Companies

         The Company's wholly-owned subsidiaries are:

            Corporation Name                 Abbreviation           State of Incorporation
            ----------------                 ------------           ----------------------
         Wade Cook Seminars, Inc.                 WCSI                       NV
         Lighthouse Publishing Group, Inc.        Lighthouse                 NV
         Left Coast Advertising, Inc.             Left Coast                 NV
         Bountiful Investment Group, Inc.         BIG                        NV
         Entity Planners, Inc.                    EPI                        NV
         Ideal Travel Concepts, Inc.              Ideal                      NV
         Origin Book Sales, Inc.                  Origin                     UT
         Worldwide Publishers, Inc.               Worldwide                  UT
         Gold Leaf Press, Inc.                    Gold Leaf                  NV
         Get Ahead Bookstores, Inc.               Get Ahead                  NV
         Quantum Marketing, Inc.                  Quantum                    NV
         Information Quest, Inc.                  IQI                        NV
         American Newsletter Co., Inc.            ANC                        NV
         Unlimited Potential, Inc.                Unlimited                  NV
         Hotel Associates Management #1, Inc.     Hotel Associates           NV
         Entity Planners International, Inc.      EPII                       NV


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

Seminars Offered by WCSI

         The Financial Clinic is a three-hour seminar explaining the various financial education products and services offered by WCSI and providing an introduction to investing in the stock market. The Financial Clinic is designed to serve as an introduction to the Wall Street Workshop. This seminar is currently taught nationwide 43 times a week. The price to attend the Financial Clinic is $22 to $33 depending on whether the customer pre-pays the price of attendance. Occasionally, the Financial Clinic is offered for free to serve the promotional purposes of WCSI.

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

         The Super BEST is a one-day seminar taught the third day following WINSTOCK. Super BEST teaches students personal finance strategies such as asset protection and tax reduction strategies using corporations, limited partnerships, qualified pensions, and living trusts. The seminar was introduced in and taught once during 1997. The seminar is priced at $997 and includes WINSTOCK.

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

         Building Perpetual Income ("BPI") is a three-hour workshop introduced in 1997, which summarizes cash-flow strategies related to the real estate market. This workshop is intended to serve as an introduction to the Real Estate Workshop. BPI was offered three times in 1997 and has been offered four times to date in 1998. The price to attend the Building Perpetual Income seminar is $22 to $33 depending on whether the student pre-pays.


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


         High Octane Options Performance Seminar ("HOOPS") is a one-day seminar created for WCSI and introduced in 1997 by speaker Steve Wirrick. Mr. Wirrick goes into greater detail about investing in options. HOOPS was offered sixteen times in 1997 and has been offered fifteen times during the first three months of 1998. The price to attend HOOPS ranges from $1995 to $3295 depending on the discounts or promotion in effect at the time of payment to attend the seminar.


         The Options Bootcamp is a two-day seminar created for WCSI by speaker Steve Wirrick which was introduced in 1997. Mr. Wirrick expands on his HOOPS workshop in greater detail relating to his option investing. Students take a tour of the Option Exchange in Chicago as a part of the class. The Options Bootcamp was offered five times during 1997 and has been offered three times during the first quarter of 1998. The price to attend the Options Bootcamp ranges from $2995 to $5995 depending on the discounts or promotion in effect at the time of payment.


         WCSI typically conducts its seminars and workshops in major cities in the United States with populations of over 100,000. The majority of WCSI's seminars are held in Los Angeles, California; Denver, Colorado; Seattle, Washington; Las Vegas, Nevada; Washington, D.C.; Orlando, Florida; and Dallas, Texas. WCSI derived more than 10% of its revenues in fiscal 1997 from seminars taught in the states of California and Florida. As of March 13, 1998, approximately sixty-nine speakers conducted seminars for the Company throughout the United States, of which the majority were independent contractors. The Company provides training to the speakers, including two-day, bi-monthly workshops with an experienced trainer. Most speakers review training tapes and attend training sessions for six months prior to becoming "technicians" and graduate to becoming "second speakers" on tour. The best of these second speakers eventually rise to the role of primary speaker. Typically, the speakers are required to enter into an agreement not to compete with the Company for a period of generally three years after the termination of their contract with the Company.

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

         The books promoted and marketed by WCSI include best-selling books written by Wade B. Cook such as the Wall Street Money Machine, Stock Market Miracles, Bear Market Baloney and Business Buy the Bible. The Company also sells Brilliant Deductions, The Real Estate Money Machine, How to Pick Up Foreclosures, Owner Financing, Cook's Book on Creative Real Estate, 101 Ways to Buy Real Estate without Cash, Cook's Book on Creative Real Estate, Don't Set Goals, How to Build a Real Estate Money Machine, Real Estate for Real People, Unlimited Wealth, Wealth 101, and 555 Clean Jokes. Each of these books was written by Mr. Cook. These books are sold at prices ranging from $12.95 to $26.95 depending on the title, excluding shipping and handling.


         Other publications licensed from author Wade B. Cook and marketed by WCSI include: 12 Special Reports, The Incorporation Handbook, How to Incorporate in Nevada Special Report, Legal Forms, Owner Financing, Property Analysis Forms, Real Estate Record Keeping System, Real Estate Special Reports, Stock Analysis Forms, The Corporation Kit, and To S or Not to S Special Report. Publications licensed from author Steve Wirrick and marketed by WCSI include: 7 Special Reports, High Octane Reference Charts, High Octane Options Supplemental Charts, Use of Profit and Loss Charts Special Report, The Secret to Pricing Options---Never Pay Too Much Again Special Report, and Owner Financing. These publications are sold at prices ranging from $6.50 to $34.95 depending on the title, excluding shipping and handling.

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

Entity Formation Services

         In 1997, WCSI provided information, form packages and assistance to individuals interested in preparing Nevada Corporations, Living Trusts, Pension Plans, Limited Partnerships, Charitable Remainder Trusts, and various business office services. After teaching students about the various entities, the majority of actual entities which were formed were provided by various independent outside vendors for a fee. Prices for the Company's entity formation services range from $895 to $5,995 depending on the nature and the number of the entities purchased. The entity formation services of the Company accounted for 6%, 14%, and 20% of the Company's net sales in 1997, 1996 and 1995, respectively. In 1998, the entity formation service activities were separated from WCSI and placed in Entity Planners, Inc., a wholly-owned subsidiary.

WIN Subscriptions

         Wealth Information Network ("WIN") is a subscription service provided by the Company which can be accessed over the Internet 24 hours a day. WIN provides detailed information on the trades made by the Company, its subsidiaries, and by Mr. Cook personally, using the investment strategies discussed in Wall Street Money Machine and Stock Market Miracles and taught at WCSI seminars. WIN also provides stock information and updates on the Company's programs and products, including a schedule of events and seminars provided by WCSI. The subscription rate for the WIN service ranges from $695 to $3,695 per year, depending on the length of service, promotion offered at the time of sale, and whether a subscriber is also an attendee at a seminar offered by WCSI. Subscription to WIN accounted for 4% 12%, and 7% of the Company's net sales in 1997, 1996 and 1995, respectively.

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

Radio & Television Advertising

         The Company's primary means of advertising to potential customers is through various commercial radio spots nationwide, including radio infomercials. Generally, the radio advertising contains information relating to a strategy taught by Wade B. Cook and promotes a financial clinic to be offered within the coming few weeks in the local area of the advertising. The customer may call the toll-free number provided in the advertisement and, if he does, will be encouraged to reserve a seat at the upcoming Financial Clinic. During 1997, the Company advertised on a limited basis on television in connection with the Company's sports promotion advertising and in a few other select markets.

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


                       Lighthouse Publishing Group, Inc.

         Lighthouse is engaged in the business of producing and publishing books, audio and video tapes, and other written materials, mainly in the categories of business, finance, real estate, and self-improvement. Many of the current books are authored by Wade B. Cook, including "Real Estate Money Machine", "Business Buy the Bible", "Bear Market Baloney", "Stock Market Miracles", and "Wall Street Money Machine." Lighthouse Publishing contributed approximately 5% of the consolidated revenues of the Company in 1997, 12% of consolidated revenues of the Company in 1996 and no contribution to consolidated revenue in 1996.


                          Left Coast Advertising, Inc.

         Left Coast is engaged in the business of producing and placing advertising in various media including radio, television, newspaper, and magazines. Left Coast is a fully licensed advertising agency whose primary client is WCFC and its subsidiaries. Left Coast contributed less than one per cent of the consolidated revenues of the Company in the year 1997, 1996 and 1995.

                        Bountiful Investment Group, Inc.

         Bountiful Investment Group, Inc. (formerly Profit Financial Real Estate Management Company) ("BIG") was formed in 1997 to manage and oversee the real estate investment portfolio of the Company, primarily consisting of hotel investments.

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

         WCSI purchased a 7 percent interest in Woods Cross Hotel Partners, L.C. which owns the Woods Cross Fairfield Inn. The 7 percent interest was purchased for $119,269 paid in the form of 11,636 shares of Common Stock of the Company at $10.50 a share. The Woods Cross Fairfield Inn has 80 rooms and is located at 2437 South Wildcat Way in Woods Cross, Utah.

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


                          Ideal Travel Concepts, Inc.

         As of August 1, 1997, the Company acquired Ideal from a director of the Company. In addition to providing travel arrangements for the Company, the Company markets travel agency training kits at its seminars for a price of $495. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"


                            Origin Book Sales, Inc.

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

         Quantum Marketing, Inc., a Nevada corporation, was established in 1997 by Robert Hondel, a member of the Company's Board of Directors, to provide alternative marketing of the Company's products and services. Currently, Quantum maintains its own website on the Internet and provides local marketing through its offices located within Wade Cook Financial Education Centers in Tacoma & Seattle, Washington and Newport Beach, California. Another Quantum office is to open in Santa Ana, California in 1998. Quantum pays WCFC a gross royalty of 70 percent on all products and services sold by Quantum through WCSI. Quantum provides WCFC with a 30 percent royalty on all products and services sold by Quantum through its Wade Cook Financial Education Centers. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

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

CONTROL BY MANAGEMENT


         As of March 13, 1998, senior management of the Company collectively owns approximately 64% of the outstanding shares of Common Stock. Mr. Cook and entities affiliated with Mr. Cook own approximately 62% of the outstanding shares of Common Stock. Consequently, the senior management, and Mr. Cook in particular, will continue to have a significant influence over the policies and procedures of the Company and will be in a position to determine the outcome of corporate actions requiring stockholder approval, including the election of directors, the adoption of amendments to the Company's corporate documents and the approval of mergers and sales of the Company's assets. See "Security Ownership of Certain Beneficial Owners and Management."


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

LICENSING FROM WADE B. COOK

         On March 20, 1998, the Company entered into a new Open Ended Product Agreement with Wade B. Cook to be effective July 1, 1997 and expiring June
30, 2000. This agreement amended the previous Product Agreement dated June
25, 1997. Pursuant to this Open Ended Product Agreement, the Company has a non-exclusive license with Mr. Cook which permits the Company to produce, market and sell licensed original products and intellectual property in exchange for a royalty of ten percent of the gross sales of the licensed products. Royalties are paid to Mr. Cook on a quarterly basis under the terms of the agreement; however, Mr. Cook is CEO of the Company and is authorized to set Company policy which allows him to take draws against royalties in amounts which he determines to be reasonable. In such cases, the royalties owing under the license are then reconciled quarterly with the draws Mr. Cook has taken. The license also grants the Company the right to use Mr. Cook's name, likeness, identity, trademarks, and trade symbols. The Agreement is open-ended in that it allows for future products developed by Mr. Cook to be licensed under the same terms and conditions upon the execution of a form "License Order". The Company does not have a contract which gives it the first right to license or otherwise obtain the right to produce, market or sell any future products developed by Mr. Cook. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

RETURNS AND REFUNDS POLICY

         Due to the nature of the intellectual property contained in the majority of the Company's products and the ease with which the materials could be copied, the Company has an "all sales are final" policy except as otherwise required by state and federal law. The Company adopted a policy in May to provide a 7-day right of cancellation on all sales contracts. Additionally, the Company has given and continues to give refunds on a case by case basis as determined by the Refund Manager and/or the General Counsel. During 1997, the average return refund rate was under 2% of sales.

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

EMPLOYEES


         As of December 31, 1997, the Company had 532 employees, including 422 full-time employees, 110 part-time employees and approximately 70 independent contractors. As of March 13, 1998, WCFC had approximately 519 employees of which 114 are part-time. The Company's employees are not covered by collective bargaining agreements. The Company believes its relationship with its employees is good.


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

Investigation by the State of Washington

         The Assistant Attorney General for the State of Washington's Department of Financial Institutions, Securities Division commenced an investigation of Mr. Cook, WCSI, and the Company in September, 1996. Since that time, the State of Washington's Department of Financial Institutions, Securities Division has issued subpoenas to Mr. Cook, WCSI, the Company, the General Counsel, and the former General Counsel requesting information related to the investigation. The Company has not been informed as to the specific basis for the State of Washington's investigation. The Company does not believe it or its executive officer and directors have violated applicable laws.


Wade Cook Seminars, Inc. v. Charles Mellon, Anthony Robbins, Options Management, Inc. and Robbins Research International, Inc.

         On October 4, 1996, WCSI and Mr. Cook filed a complaint in King County Superior Court, State of Washington against Robbins Research International, Inc., Anthony Robbins, Charles Mellon, and Options Management, Inc. seeking damages and injunctive relief for unfair competition, misappropriation of trade secrets, breach of a non-compete agreement, and inducement to breach the non-compete agreement. On November 26, 1997, WCSI and Mr. Cook's unfair competition and misappropriation of trade secrets claims were dismissed in a hearing on a Motion for Summary Judgment brought by the Defendant. The Company and Mr. Cook are appealing the decision to the Ninth Circuit Court of Appeals. WCSI and Mr. Cook filed for a voluntary dismissal on the non-compete issues and were granted a dismissal without prejudice.

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

County of Fresno Investigation

         On March 5, 1998, the Company received a letter from the County of Fresno, California, Office of District Attorney Business Affairs Unit ("BAU"), informing the Company that the BAU believed that the seminar sales contracts used in California by the Company were not in compliance with sections 1678.20 through 1693 of the California Civil Code which provide for a three-day right of cancellation on seminar sales solicitation contracts. According to the BAU, potential penalties for such actions could include restitution and civil penalties up to $2,500 for each violation. The BAU has afforded the Company the opportunity to negotiate a settlement with the BAU prior to any legal action being taken against the Company and a meeting has been scheduled in April for such purposes. The Company is now offering a 7-day right of cancellation in all of its seminar sales contracts.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         The 1997 Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held at the Company's headquarters on December 10, 1997. At the meeting the shareholders of the Company approved the following: (i) the election of management's slate of directors for the forthcoming year; (ii) the ratification of the Company's name change from Profit Financial Corporation to Wade Cook Financial Corporation; (iii) the authorization of reincorporating the Company in the State of Nevada; (iv) the adoption of the 1997 Stock Incentive Plan; and (v) the authorization of an increase in the total number of authorized Common Stock of the Company to 140,000,000 shares from 60,000,000 shares.


         The directors nominated by management and elected by the shareholders were: Wade B. Cook, Laura Cook, John Childers, Sr., Nicholas Dettman, Eric Marler, Robert Hondel, Cheryle Hamilton, Pamela Andersen and Robin Anderson. Dr. Warren Chaney was not nominated to stand for election as a director notwithstanding the fact that his name was included in the Proxy Statement delivered to shareholders prior to the meeting.

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

         In February 1998, the Company changed stock transfer agents to American Stock Transfer and Trust Company, New York, New York.


         The Company has never paid cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to retain earnings to expand and develop its business.


RECENT SALES OF UNREGISTERED SECURITIES


          The issuances of shares of unregistered Common Stock disclosed below were made in reliance primarily on the exemption from registration of securities contained in Section 4(2) of the Securities Act of 1933, the rules and regulations promulgated thereunder by its Securities and Exchange Commission, and applicable provisions of state securities laws.



          On August 13, 1997, the Company authorized the issuance of 3,224,997 restricted shares of Common Stock for the acquisition of Ideal Travel Concepts Inc., under a Stock Purchase Agreement dated August 1, 1997.


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


          On October 13, 1997, the Company issued 5,000 shares of its restricted Class A Common Stock at $5.00 per share to Rex Griffiths for a finder's fee in the purchase of the Fairfield Inn in Provo, Utah.

          On October 13, 1997, the Company issued 2,084 shares of its restricted Class A Common Stock at $6.00 per share to Paul Christensen for the acquisition of the Hampton Inn & Suites in Park City, Utah.

          On October 13, 1997, the Company issued 2,083 shares of its restricted Class A Common Stock at $6.00 per share to Rex Griffiths for the acquisition of the Hampton Inn & Suites in Park City, Utah.


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



          On August 15, 1997, the Company issued 30,269 shares of its restricted Common Stock to the following individuals in exchange for all of the issued and authorized shares in Origin Book Sales, Inc.: Stan Zenk, Curtis Taylor, Michael Hurst, Clarence Taylor, Delvin Jenks, Lonnie Hester, Stuart Taylor, Mark Mendenhall, Susan Coon, Diane Mower, and Isaac Taylor.



          On August 12, 1997, the Company issued 20,000 shares of restricted common stock (10,000 pre split) at $3.00 per share to John Childers, Sr. under the stock options available to employees and directors.




ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and the related notes and with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY" included elsewhere in this Form 10-K. The selected consolidated balance sheet data presented below as of December 31, 1996 and 1997 and of the consolidated statement of operations data presented below for the years ended December 31, 1995, 1996 and 1997 are derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K, which financial statements have been audited by Miller and Company, independent certified public accountants. The selected consolidated balance sheet data presented below as of December 31, 1995 and 1994 and the consolidated statement of operations data for the year ended 1994 are derived from financial statements of the Company not included in this Form 10-K which have been audited by Miller and Co., independent certified public accountants. The selected consolidated balance sheet data and selected consolidated statement of operation data presented below as of December 31, 1993 and for the year ended December 31, 1993 are derived from financial statements of the Company audited by other auditors not included in this Form 10-K.



                      SELECTED CONSOLIDATED FINANCIAL DATA
                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                            YEAR ENDED DECEMBER 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                   1993          1994           1995          1996            1997
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

  Net sales                       $   728      $   1,973      $   6,504     $   40,725     $  104,908
  Cost of sales                   $   147      $     862      $   2,877     $   15,683     $   39,068
                                  -------      ---------      ---------     ----------     ----------
  Gross profit                    $   581      $   1,111      $   3,627     $   25,042     $   65,840

  Operating expenses              $   116      $   1,134      $   3,333     $   20,302     $   50,099
                                  -------      ---------      ---------     ----------     ----------
  Income (loss) from
  operations                      $   465      $     (23)     $     294     $    4,470     $   15,741
  Other expenses                  $   114      $     181      $      55     $       74     $      706
                                  -------      ---------      ---------     ----------     ----------
  Income (loss) from
  continuing operations           $   351      $    (204)     $     239     $    4,666     $   15,035
                                  -------      ---------      ---------     ----------     ----------


PRO FORMA INCOME FROM CONTINUING OPERATIONS DATA (1,2):

  Income (loss) before
  income taxes,
  minority interest and
  acquired operations
  as reported                     $   351      $    (204)     $     239     $    4,666     $   15,035
  Pro forma provision
  (benefit) for income
  taxes                           $   --       $      (8)     $     171     $    1,061     $    6,063
                                                                                           ----------
  Minority interest in
  loss of subsidiary              $            $              $             $              $       21
                                  -            -              -             -              ----------
  Pro forma net income
  (loss)                          $   351      $    (196)     $      68     $    3,605     $    8,993
                                  -------      ---------      ---------     ----------     ----------
                                  -------      ---------      ---------     ----------     ----------


PER SHARE DATA:

  Pro forma (loss income
  from continuing operations
  per share                       $0.007           (.003)          .001           0.05           0.14
                                  -------      ---------      ---------     ----------     ----------
                                  -------      ---------      ---------     ----------     ----------

  Weighted average shares
  outstanding                  50,961,951     59,585,798      57,585,798    59,609,520     63,362,984


 (IN THOUSANDS)

CONSOLIDATED BALANCE SHEET DATA:
                                   1993          1994           1995          1996          1997(1)
  Total assets                    $ 2,787      $     206      $    2,283    $   16,938     $    41,404

  Total debt, including           $   688      $     134      $    1,458    $   12,618     $    24,649
  current portion
                                  -------      ---------      ----------    ----------     -----------
  Stockholders' equity            $ 2,099      $      72      $      825    $    4,320     $    16,755



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

                      SELECTED CONSOLIDATED FINANCIAL DATA
                  WADE COOK FINANCIAL CORPORATION SUBSIDIARIES
                            YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                            1995
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Gold                  Ideal
                                                WCSI          Lighthouse   Origin       Leaf     Worldwide    Travel      Total
----------------------------------------------------------------------------------------------------------------------------------
NET SALES                                       $ 6,504       $ --         $  --         $--       $--         $ --       $  6,504
----------------------------------------------------------------------------------------------------------------------------------
COST OF GOODS SOLD                                2,122                                                                      2,122
----------------------------------------------------------------------------------------------------------------------------------
LICENSE AND ROYALTY EXPENSE                         755            0                                                           755
----------------------------------------------------------------------------------------------------------------------------------
TOTAL COST OF SALES                               2,877            0             0         0          0             0        2,877
----------------------------------------------------------------------------------------------------------------------------------
 GROSS PROFIT                                     3,627         --            --          --        --           --          3,627
                                                -------        -------     -------       -------   -------     -------     -------
                                                -------        -------     -------       -------   -------     -------     -------



                                                                            1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Gold                  Ideal
                                                WCSI          Lighthouse   Origin       Leaf     Worldwide    Travel       Total
----------------------------------------------------------------------------------------------------------------------------------
NET SALES                                       $39,256       $1,469         --           --         --         --          40,725
----------------------------------------------------------------------------------------------------------------------------------
COST OF GOODS SOLD                                3,972          394         --           --         --         --           4,366
----------------------------------------------------------------------------------------------------------------------------------
LICENSE AND ROYALTY EXPENSE                      10,950          367         --           --         --         --          11,317
----------------------------------------------------------------------------------------------------------------------------------
TOTAL COST OF SALES                              14,922          761         --           --         --         --          15,683
----------------------------------------------------------------------------------------------------------------------------------
 GROSS PROFIT                                    24,334          708         --           --         --         --          25,042
                                                -------        -------     -------       -------   -------     -------     -------
                                                -------        -------     -------       -------   -------     -------     -------



                                                                            1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Gold                  Ideal
                                                WCSI          Lighthouse   Origin*      Leaf*    Worldwide*   Travel**    Total
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
NET SALES                                       $94,984       $4,733        $1,496       $26       $48         $ 3,620    $104,907
----------------------------------------------------------------------------------------------------------------------------------
COST OF GOODS SOLD                               23,319        1,576         1,016        --        17           2,964      28,892
----------------------------------------------------------------------------------------------------------------------------------
LICENSE AND ROYALTY EXPENSE                       8,994        1,130           --         13        39           --         10,176
----------------------------------------------------------------------------------------------------------------------------------
TOTAL COST OF SALES                              32,313        2,706         1,016        13        56           2,964      39,068
----------------------------------------------------------------------------------------------------------------------------------
 GROSS PROFIT                                    62,671        2,027           480        13        (8)            656      65,839
                                                -------        -------     -------       -------   -------     -------     -------
                                                -------        -------     -------       -------   -------     -------     -------

* - Acquired effective August 27, 1997
** - Acquired effective August 1, 1997

Intercompany transactions have been eliminated.

Results of Operations

                              1997 versus 1996
                              ----------------

         Revenues for the year ended December 31, 1997 were $104.9 million as compared to revenues of $40.7 million for the year ended December 31, 1996. These results include the results of WCSI for only eleven months due to a change in WCSI's fiscal year end from January 31 to December 31. Revenues grew significantly due to several factors, including a substantial increase in advertising, and the fact that several books authored by Wade Cook appeared on the New York Times' Business Best Seller List, resulting in greater recognition for Wade Cook in the investment educational market. Seminar sales grew from $25 million in 1996 to more than $56 million in 1997, an increase of over 120%. Book sales rose from $9 million in 1996 to more than $33 million in 1997, an increase of over 267%. WIN subscribers have increased. The increase in overall revenues may also be attributed to the acquisition of related businesses in 1997.

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

                              1996 versus 1995
                              ----------------

         Net revenues increased over $34 million or 526% during 1996 in comparison with 1995. This result was primarily attributable to the growth in both seminar ($26 million or 750%) and book sales ($8 million or 546%) coupled with the fact that 1995 consisted of only nine months.


         Costs of revenues increased almost $13 million or 445% during 1996 in comparison with 1995. The increase was primarily due to revenue growth. Cost of revenues for 1995 was 44% of sales compared to 39% in 1996. The reduction was principally due to the creation of its wholly owned subsidiary, Lighthouse Publishing, Inc., which cut the distribution and publishing costs of its books.


         Selling, general, and administrative expenses were $20 million (50% of revenues) for 1996 compared to almost $3 million (50% of revenues) in 1995. Selling, general, and administrative expenses increased by $17 million or 528% in 1996 primarily due to increases in labor ($7 million) and advertising ($6 million) costs.


         In 1995 the Company recorded a one-time non-cash pre-tax charge of $99 thousand to write down the carrying value of the land investment in Michigan. There were no additional impairment charges recognized in 1996.


         Investment income in 1996 was $190 thousand compared to $76 thousand in 1995. The increase is due to increases in investment in marketable securities. However, in 1995 the Company wrote down the value of its investment in a privately held company by $107 thousand. Interest expense in 1996 increased by $240 thousand due to margin loans on brokerage accounts.


         The provision for income taxes of $1.6 million and $171 thousand reflect taxes payable in respect of profitable operations. The 1995 provision reflects an additional provision for state income taxes of 10% of anticipated taxable income in the respective states.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company's cash and cash equivalents and marketable securities totaled $6.7 million dollars. The Company's negative working capital was approximately $11,000,000 in 1997. The Company's negative working capital grew from $763,000 in 1995 to $3.9 million in 1996.

         The Company expects, therefore, that the negative working capital of the Company will increase in 1998. The primary reason for the increase in negative working capital is the Company's practice of funding long term investments with working capital as opposed to using other forms of financing including the issuance of equity and debt.

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

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's Board of Directors is divided into three classes of directors, with the directors in each class elected for three-year staggered terms. Class I consists of three (3) directors whose term expires at the annual shareholders' meeting in 2000. Class II consists of three (3) directors whose term expires at the annual shareholders' meeting in 1999. Class III consists of four (4) directors whose term expires at the annual shareholders' meeting in 1998. Officers serve on the Board of Directors, subject to restrictions set forth in their employment agreements, if any. See "EXECUTIVE COMPENSATION--Employment Agreements."

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

         The State of Arizona commenced an administrative proceeding against Wade B. Cook and his former businesses American Business Alliance and Monarch Funding Corporation in February, 1989. The State of Arizona issued an administrative order, on or about May 1989, concluding that Mr. Cook and his businesses had violated various securities laws, including anti-fraud provisions, and as a result, ordered them to (1) pay over $390,000 in restitution, (2) jointly and severally pay a $150,000 administrative penalty, and (3) to cease and desist the allegedly fraudulent conduct. This matter has been concluded and all fines and penalties have been paid.


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


JOHN V. CHILDERS, SR. is a Director of the Company. In addition to his duties as Director, Mr. Childers acts as a speaker trainer of the Company. Mr. Childers is the former President of Ideal Travel Concepts, Inc., a travel company with locations in Tennessee and Florida which was recently acquired by the Company.

NICHOLAS DETTMAN is a Director of the Company. He is a captain for Delta Airlines and has been with that company for over 30 years. He is the owner and operator of Kalowai Plantation, an orchid ranch in Kauai, Hawaii.


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


NAME AND POSITION               YEAR           SALARY          OTHER BENEFITS   OTHER COMPENSATION
-----------------              -----          -------          --------------   ------------------
Wade B. Cook                    1997          $238,240             $7,500(1)       $9,996,840(2)
Chairman, President             1996          $ 90,628               --            $4,366,183(3)
and CEO                         1995          $755,550               --            $   82,923

Robert T. Hondel                1997          $112,231               --            $   81,403
General Sales                   1996          $179,532               --                  --
Manager                         1995          $ 62,500               --                  --

Kim Brydson,                    1997          $182,185               --                  --
Director of Marketing           1996          $ 63,120               --            $   17,923
                                1995              --                 --            $    2,550

Cheryle Hamilton                1997          $120,446               --                  --
Director of Lighthouse          1996          $ 34,781               --                  --
Publishing                      1995              --                 --                  --

Scott Curry                     1997          $124,645               --                  --
Sales Representative            1996          $ 21,527               --                  --
                                1995              --                 --                  --

         Certain of the Company's executive officers received personal benefits in addition to salary and cash bonuses, including car allowances or the use of a car owned by the Company. The aggregate amount of such personal benefits, however, does not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the named executive officers.


------------------------

(1) Represents payment of the annual premium for a Life Insurance Policy on Wade B. Cook with Laura M. Cook as beneficiary.

(2) Represents amounts paid by WCSI to Mr. Cook or his affiliates pursuant to a Product Agreement. See "Certain Relationships and Related Transactions."


(3) Amounts shown are accrued royalties payable for the year 1996. The amount actually paid to Wade B. Cook and affiliates was $2,999,130.


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

                     Option Grants in the Last Fiscal Year
                              Individual Grants(l)

                    Securities        % of Securities                                        Potential Realizable Value at Assumed
                    Underlying          Underlying                                          Actual Rates of Stock Price Appreciation
                      Options         Options Granted                                                 for Option Term (2)
                      Granted         to Employees in       Exercise Price      Expiration   ---------------------------------------
     Name             (#) (1)           Fiscal Year           ($/Share)          Date(s)         5% ($)                10% ($)
------------------------------------------------------------------------------------------------------------------------------------
Wade B. Cook,
  Chairman
Laura M. Cook,
  Secretary
                   --NONE GRANTED--


     (1) Under the terms of the Stock Option and Stock Award Plan all options to purchase the Company's Common Stock granted have ten-year terms. The per share exercise price in each case is equal to or greater than the closing price of the Company's Common Stock on the date of grant as reported on the OTC BB. The purchase price of Common Stock acquired by the exercise of options may be paid by the delivery of shares of Common Stock previously acquired by the optionee. The Board has broad discretion and authority to amend outstanding options and re-price such options, whether through an exchange of options or amendments thereto.

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

COMPENSATION OF ALL EXECUTIVE OFFICERS

         All executive officers of the Company are compensated based on a performance based system of generating sales and opportunities to and for the Company in exchange for salaries and bonuses. Mr. Cook negotiates all salaries. The Company believes that the levels of compensation and benefits set for executive officers is within the range of those set in similar companies for persons performing the same or similar functions. In one instance in 1997, employees, including executive officers, were granted small direct awards of the Company's Common Stock. The Board of Directors believes that the use of direct stock awards is appropriate for employees and in the future intends to use direct stock awards to reward outstanding service to the Company or to attract and retain individuals with exceptional talent and credentials. The use of incentives such as stock options or awards is intended to further align the interests of executive officers and other key employees with those of the Company's shareholders.


         The Omnibus Budget Reconciliation Act of 1993 as codified in the Internal Revenue Code established certain criteria for the tax deductibility of compensation in excess of $1 million paid to any one of the Company's executive officers. The effect of Section 162(m) of the Internal Revenue Code is that starting with tax years beginning after January 1, 1994, a publicly held corporation may not deduct compensation paid to its chief executive officer and its four other most-highly compensated officers in excess of $1 million per officer during a corporate taxable year except to the extent such amounts in excess of $1 million qualify for an exception to this limitation. To qualify for this exception, such amounts must be determined on the basis of pre-established, objective, nondiscretionary formulae that meet certain shareholder and outside director approval requirements.

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



                                    [GRAPH]


               6/30/97      7/31/97      8/29/97      9/30/97     10/31/97     11/28/97     12/31/97      1/30/98      2/27/98
K FINANC        100.00       106.91       311.45       184.18       202.27       190.91        76.14        59.66        54.55
CODE IND        100.00       104.13        99.92       105.73       109.62       104.31       108.01       114.95       126.86
ELL 2000 IN     100.00       104.64       107.03       114.86       109.82       109.11       111.02       109.26       117.34


1  The Industry Index chosen was: Sic Code 2741--Miscellaneous Publishing

   The Current composition of the industry index is as follows:

   American Education PRD

   Global One Distrib&Merch

   Harte Hanks Communicatns

   Pacific Chemical Inc

   Publishing Co N America

   Topps Co Inc

   Tro Learning Inc

   Visual Data Corp

2  The Broad Market Index chosen was: Russell 2000 Index



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

(3) Percentage is calculated based upon 64,223,685 shares of Common Stock outstanding on March 13, 1998 and takes into account a 3:1 stock split approved by the Board of Directors effective September 15, 1997 and a 3:1 stock split approved by the Board of Directors effective December 23, 1997.

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


ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 20, 1998, Mr. Cook and the Company entered into a new Product Agreement adding additional licensed materials. As with the previous Open Ended Product Agreement the license is nonexclusive, provides Mr. Cook with a 10% royalty rate of all gross sales for the products licensed, and will remain in effect until June 30, 2002. The Company paid royalties to Mr. Cook or entities controlled by Mr. Cook of $9,996,840 in 1997, $2,199,130 in 1996, and
$755,550 in 1995.

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

         Scott Scheuerman, Mr. Cook's brother-in-law, is president of USA Corporate Services, Inc. (USA), BOSS Services, Inc., (BOSS), and Acorn Services, Inc. and is also secretary and treasurer of Black Ink, ("Black Ink") all of which are Nevada corporations. Boss and Acorn provide business office support services and registered agent services respectively, and both have corporate offices in Nevada. USA and Black Ink provide incorporation services and corporate documentation. USA and Black Inks's corporate offices are located in WCFC's headquarters in Seattle, Washington. USA and Black Ink leases the office space for their corporate headquarters from Wade Cook Seminars, Inc.. The Company markets the services of USA, BOSS, Acorn, and Black Ink to its seminar attendees. In 1997, the Company paid approximately $1,990 to Acorn, approximately $1,027,501 to USA, and approximately $91,725 to Black Ink. The Company paid $117,866 and $123,242 to these entities in 1996 and 1995, respectively.

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

         John V. Childers, Sr., a Director of the Company, contracts with WCSI through Speaker Services, Inc. ("Speaker Services"), a corporation owned or controlled by Mr. Childers, to develop & direct speaker trainer programs for WCSI. Mr. Childers receives a commission based on the gross sales of Financial Clinic and Wall Street Workshops. The Company paid Speaker Services $254,422 and Seminar Services $166,860 in 1997, $22,710 in 1996, and $3,080 in
1995. The Company paid Mr. Childers $421,282 in 1997 and has no record of direct payment to him in prior years. Additionally, Mr. Childers is the former president and director of Ideal Travel Concepts Inc. ("Ideal"). WCFC executed a stock purchase agreement with Ideal effective August 1, 1997 to purchase Ideal for 358,333 shares of restricted Common Stock of the Company for a total purchase price of $2,150,000. Ideal provides travel services to the Company and others and has offices in Tennessee and Florida. Ideal also provides travel agent training kits which are marketed by WCSI.


         Effective January 1, 1998, the Company acquired Quantum Marketing, Inc. ("Quantum") from Robert Hondel, a Director of the Company in exchange for 45,000 restricted shares of Common Stock in the Company. Quantum provides retail and local marketing of the products of the Company through individual Wade Cook Financial Education Centers. Most centers contain a business bookstore, a sales office, and an alumni center. Mr. Hondel will remain as the President of Quantum. Hondel also assigned all rights and interests in Wade Cook Financial Education Centers, Inc., a Nevada corporation to the Company for $1.


         On January 9, 1998, WCSI executed a loan to Robert Hondel, a Director and the President of Quantum Marketing, Inc., which is now a wholly-owned subsidiary of the Company. The loan was in the amount of forty-thousand dollars ($40,000) for a term of 4 years at an interest rate of 10% per annum. On July 31, 1997 Robert Hondel executed a promissory note in the principal amount of $300,000 in favor of WCSI. The note is secured by a lien on Mr. Hondel's real property located in Graham, Washington and bears interest at a rate of 10% per year payable in monthly installments of $2,500 plus 50% of all monthly income received by Quantum Marketing and its affiliates in excess of $8,000 per month beginning September 5, 1997 until paid in full.


         Money Chef, Inc., an affiliate of Wade B. Cook has a 50% ownership interest in Newstart Centre, Inc., a Utah corporation ("Newstart") that specializes in automobile sales and leasing to consumers unable to obtain financing from traditional sources. Money Chef, Inc. also purchased the property which is currently leased to Newstart. The Company originally planned to purchase the interest of Newstart, and the land leased by Newstart at the time of the acquisition by Money Chef, Inc., but was not in a position to do so at the time of closing. With the approval of the Board, Mr. Cook, made the acquisition personally through his interest in Money Chef, Inc. which enabled the Company further time to consider the investment. The Board has subsequently agreed to purchase both the land and the 50% interest in Newstart for a $1 above that which Mr. Cook and/or Money Chef has invested to date for said property and 50% interest in Newstart. The Company intends to complete this acquisition in the next quarter. WCSI, Left Coast Advertising, Inc., and Information Quest, Inc. have a total of eight outstanding loans to Newstart. On May 23, June 20, and July 25 of 1997 and January 20, 1998, WCSI executed four loans with Newstart. Each loan was in the amount of one-hundred and twenty-five thousand dollars ($125,000) for a term of 4 years. All of the loans executed in 1997 were at an interest rate of seventeen percent (17%) per year. The loan executed on January 20, 1998 was at an interest rate of fifteen percent (15%) per year. On August 22, and October 9, of 1997, Information Quest executed two loans with Newstart for one hundred and twenty-five thousand dollars ($125,000) each for a term of four (4) years at an interest rate of seventeen percent (17%) per year. Left Coast Advertising executed two separate loans with Newstart, on August 19, and October 9, of 1997. These loans were in the amount of one hundred and twenty-five thousand dollars ($125,000) for a term of four years at an interest rate of 17% per year. All of these loans are secured by titles to automobiles purchased with these funds.


         Effective January 1, 1998, WCFC acquired all of the stock in Information Quest, Inc., a Nevada corporation ("IQI"), from Thomas and Linnet Cloward in exchange for 45,000 restricted shares of common stock in the Company. Mr. Cloward was the former Chief Information Officer of the Company and will continue as President of IQI under the terms of an Employment Agreement effective April 1, 1998 and terminating December 31, 1998. The Employment Agreement provides for a base salary of $60,000 and a one percent commission override on IQI sales. The Employment Agreement further provides Cloward the option to purchase 45,000 restricted shares of WADE at $2.00 per share on September 1, 1998 and an additional 45,000 shares of restricted stock of WADE at $2.33 per share on September 1, 1999. Ms. Cloward is an employee of the Company. Information Quest, Inc. is a provider of subscription paging service related to stock market developments. The Company has also licensed the rights to the IQ Pager, the primary product of IQI, from Mr. Cloward, the inventor, in exchange for a two and one-half percent (2.5%) royalty of gross revenues related to the product. Prior to the acquisition of IQI and the license from Cloward, the Company had a marketing arrangement with IQI wherein the Company split equally the gross income of all IQ Pagers sold by the Company.


         Effective January 1, 1998, WCFC acquired all of the stock in Get Ahead Bookstores, Inc., a Nevada corporation ("Get Ahead") from Glendon H. Sypher for an Assignment of all of his right, title and interest in and to for $1. Mr. Sypher was hired to begin Get Ahead operations from funds advanced by the Company.

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



(a)(2)       FINANCIAL STATEMENT SCHEDULE.
Independent Auditors' Report.......................................          S-1
Schedule I - Condensed Financial Information of Registrant.........          S-2


(a)(3)       EXHIBITS.

2.1(a)****   Articles of Merger, dated September 10, 1997, filed on December
             19, 1997 in the State of Nevada. (previously filed as Exhibit
             19.14)
2.1(b)****   Articles of Merger, dated December 20, 1997, filed on December
             22, 1997 in the State of Utah. (previously filed as Exhibit 99.14)
2.1(c)****   Agreement and Plan of Merger, dated August 15, 1997, filed on
             December 19, 1997 in the State of Nevada and filed on December
             22, 1997 in the State of Utah. (previously filed as Exhibit 99.14)
2.1(d)****   Certificate of Correction dated and filed on December 24, 1997 in the State of Nevada. (previously filed as Exhibit 99.14)
2.1(e)****   Articles of Incorporation, dated and filed December 19, 1997, in the State of Nevada. (previously filed as Exhibit 99.14)
2.1(f)****   Minutes of Annual Shareholders' meeting of Wade Cook Financial
             Corporation held on December 10, 1997 filed on December 19, 1997 in the State of Nevada. (previously filed as Exhibit 99.14)
2.1(g)****   Corporate Charter for Wade Cook Financial Corporation. (previously filed as Exhibit 99.14)
2.1(h)****   Corporate Resolution, dated December 18, 1997, to increase total authorized common stock of Wade Cook Financial Corporation.
             (previously filed as Exhibit 99.14)
3.1(a)*      Articles of Incorporation of Profiteer Corporation
3.1(b)*      Amendment to Articles of Incorporation of Profiteer Corporation
             dated September 2, 1984
3.1(c)*      Amendment to the Articles of Incorporation of Profiteer
             Corporation dated August 10, 1988
3.1(d)**     Amendment to the Articles of Incorporation of Profiteer
             Corporation dated September 10, 1991
3.1(e)****   Amendment to the Articles of Incorporation of Profit Financial
             Corporation dated September 14, 1997 (previously filed as Exhibit
             99.14)
3.2****      Bylaws of Wade Cook Financial Corporation (previously filed as
             Exhibit 99.17)
3.2(a)*      Bylaws of Profiteer Corporation
4.1***       Form of Profit Financial Corporation's Class A Common Stock
             Certificate
4.1(a)****   Form of Wade Cook Financial Corporation's Common Stock
             Certificate (previously filed as Exhibit 99.7)
10.1(a)**    Product Agreement, Dated January 3, 1993, between United Support
             Association, Inc. as the purchaser, and Money Chef, Inc.,
             previously known as USA/Wade Cook Seminars, Inc. as the seller
10.1(b)***   Product Agreement, dated June 25, 1997, and effective as of July
             1, 1997, among Wade Cook Seminars, Inc., Money Chef, Inc., and
             Wade B. Cook
10.1(c)****  1997 Stock Incentive Plan of Wade Cook Financial Corporation
             (previously filed as Exhibit 99.19)
10.1(d)****  Notice of Grant of Stock Option of Wade Cook Financial
             Corporation (previously filed as Exhibit 99.18)
10.1(e)****  Certificate of Appointment of American Stock Transfer & Trust
             Company (previously filed as Exhibit 99.15)
10.1(f)      Form of Indemnification Agreement of Wade Cook Financial
             Corporation (previously filed as Exhibit 99.16)


10.2*        Agreement dated May 18, 1995, by and among Profit Financial
             Corporation, Yeaman Enterprises, Inc., Four Star Ranch, Inc.,
             United Support Association, Inc. and Wade B. Cook
10.3(a)*     Agreement dated February 1, 1996, between Wade B. Cook and
             Lighthouse Publishing Group, Inc. (for Wall Street Money Machine)
10.3(b)**    Amended Agreement, dated June 26, 1997, between Wade B. Cook and
             Lighthouse Publishing Group, Inc. (for Wall Street Money Machine)
10.4(a)*     Agreement Dated January 1, 1997, between Wade B. Cook and
             Lighthouse Publishing Group, Inc. (for Stock Market Miracles)
10.4(b)**    Amended Agreement dated June 26, 1997, between Wade B. Cook and
             Lighthouse Publishing Group, Inc. (for Stock Market Miracles)
10.5**       Agreement dated March 1, 1997, between Wade B. Cook and
             Lighthouse Publishing Group, Inc. (for Bear Market Baloney)
10.6**       Agreement dated May 1, 1997, between Wade B. Cook and Lighthouse
             Publishing Group, Inc. (for Business Buy The Bible)
10.7**       Purchase and Sale Agreement, dated July 4, 1996, between United
             Support Association and Seller
10.8**       Employment Agreement dated June 26, 1997, by and between Wade
             Cook Seminars, Inc., and Wade B. Cook
10.9**       Commercial Lease dated June 25, 1997, by and between Wade Cook
             Seminars, Inc. and U.S.A. Corporate Services, Inc.
10.10**      Agreement dated November 1, 1996, between Wade B. Cook and
             Lighthouse Publishing Group, Inc. (for Real Estate Money Machine)
10.11***     All Inclusive Trust Deed dated March 8, 1997, for the purchase and assumption of certain real-estate by Rising Tide, LTD from
             East Bay Lodging Association, LTD
10.12***     Secured Loan Agreement and Promissory Note (Secured) between
             U.S.A., Wade Cook Seminars, Inc. and Newstart Centre, Inc.
10.13****    Open-Ended Product Agreement, dated March 20, 1998, between Wade
             Cook Financial Corporation and Wade B. Cook (previously filed as
             Exhibit 99.10)
10.14        Product Agreement, dated March 23, 1998, between Planet Cash,
             Inc., Steven Allyn Wirrick and Wade Cook Financial Corporation
10.15        Stock Assignment Agreement, dated January 1, 1998, between Get
             Ahead Bookstores, Inc., Glendon H. Sypher and Wade Cook
             Financial Corporation
10.16****    Employment Agreement, dated March 23, 1998, between Wade Cook
             Financial Corporation and Thomas Cloward (previously filed as
             Exhibit 99.6)
10.17****    Product Agreement, dated March 23, 1998, between Wade Cook
             Financial Corporation, Information Quest, Inc. and Thomas Cloward
             (previously filed as Exhibit 99.6)
10.18****    Share Exchange Agreement, dated January 1, 1998, between Wade
             Cook Financial Corporation and Information Quest, Inc.
             (previously filed as Exhibit 99.6)
10.19****    Stock Purchase Agreement, dated August 8, 1997, between Profit
             Financial Corporation and Curtis A. Taylor and Stanley J. Zenk
             regarding Worldwide Acquisition. (previously filed as Exhibit 99.3)
10.20****    Stock Purchase Agreement, dated August 1, 1997, between Wade
             Cook Financial Corporation and John V. Childers, Sr., Brenda
             Childers, Tracy Allan Childers and John V. Childers, Jr.
             regarding Ideal Acquisition. (previously filed as Exhibit 99.4)
10.21****    Share Exchange Agreement, dated September 12, 1997, between
             Profit Financial Corporation and Applied Voice Recognition, Inc.
             (previously filed as Exhibit 99.1)
10.22****    Publishing Agreement, effective October 1, 1997 and signed
             January 12, 1998, between Lighthouse Publishing Group, Inc. and
             Wade B. Cook (re: Don't Set Goals (the Old Way)) (previously filed as Exhibit 99.11)
10.23****    Distribution Agreement, effective September 21, 1997 and signed
             October 1, 1997, between Lighthouse Publishing Group, Inc. and
             Origin Trade Books, Inc. (re: Don't Set Goals (the Old Way))
             (previously filed as Exhibit 99.11)
10.24****    Distribution Agreement, effective September 21, 1997 and signed
             October 1, 1997, between Lighthouse Publishing Group, Inc. and
             Origin Trade Books, Inc. for several Wade B. Cook's books
             (previously filed as Exhibit 99.11)
10.25****    Secured Loan Agreement, Promissory Note, and Certificate of
             Delivery and Receipt of Documents, dated May 23, 1997, between
             USA/Wade Cook Seminars, Inc. and Newstart Centre, Inc.
             (previously filed as Exhibit 99.20)
10.26****    Secured Loan Agreement, Promissory Note, and Certificate of
             Delivery and Receipt of Documents, dated June 20, 1997, between
             Wade Cook Seminars, Inc. and Newstart Centre, Inc.
             (previously filed as Exhibit 99.20)
10.27****    Secured Loan Agreement, Promissory Note, and Certificate of
             Delivery and Receipt of Documents, dated July 25, 1997, between
             Wade Cook Seminars, Inc. and Newstart Centre, Inc. (previously filed as Exhibit 99.20)
10.28****    Secured Loan Agreement, Promissory Note, and Certificate of
             Delivery and Receipt of Documents, dated August 22, 1997,
             between Information Quest, Inc. and Newstart Centre, Inc.
             (previously filed as Exhibit 99.20)
10.29****    Secured Loan Agreement, Promissory Note and Certificate of
             Delivery and Receipt of Documents, dated October 9, 1997,
             between Information Quest, Inc. and Newstart Centre, Inc.
             (previously filed as Exhibit 99.20)
10.30****    Secured Loan Agreement, Promissory Note and Certificate of
             Delivery and Receipt of Documents, dated October 9, 1997,
             between Left Coast Advertising, Inc. and Newstart Centre, Inc.
             (previously filed as Exhibit 99.20)
10.31****    Secured Loan Agreement, Promissory Note and Certificate of
             Delivery and Receipt of Documents dated August 19, 1997, between
             Left Coast Advertising, Inc. and Newstart Centre, Inc.
             (previously filed as Exhibit 99.20)
10.32        Secured Loan Agreement, Promissory Note and Certificate of
             Delivery and Receipt of Documents, dated January 20, 1998, between Wade Cook Seminars, Inc. and Newstart Centre, Inc.
10.33****    Secured Promissory Note, dated July 31, 1997, between Wade Cook
             Seminars, Inc. and Robert and Meda Hondel. (previously filed as
             Exhibit 99.6)
10.34****    Share Exchange Agreement, dated August 15, 1997, between Profit
             Financial Corporation and Gold Leaf Press, Inc. (previously filed as Exhibit 99.21)
10.35****    Share Exchange Agreement, dated August 15, 1997, between Profit
             Financial Corporation and Origin Book Sales, Inc. (previously filed as Exhibit 99.22)
10.36        Secured Promissory Note, dated June 18, 1997, between Paul and
             Laurie Cook and Wade Cook Seminars, Inc.
10.37        Secured Promissory Note, dated January 1, 1998, between Paul and
             Laurie Cook and Wade Cook Seminars, Inc.
10.38****    Purchase Order Form, dated September 12, 1997, between Profit
             Financial Corporation and Applied Voice Recognition, Inc.
             (previously filed as Exhibit 99.23)
10.39        Articles of Organization of Lake View Lodging Associates, L.C.
             effective as of September 22, 1997
10.40        Assignment and Assumption of Interest, Consent Agreement,
             Memorandum of Terms re: Airport Hotel Partners, L.L.C.
10.41        Limited Liability Company Interest Purchase Agreement re: Woods
             Cross Hotel Partners, L.C. dated November 29, 1997
10.42        Limited Liability Company Interest Purchase Agreement with exhibits re: Park City Hotel Partners, L.C. dated February 4, 1997
10.43        Memorandum of Terms, Assignment and Assumption of Interest,
             Warranty Deed re: Airport Lodging Associates, L.C.
10.44        Warranty Deed, Articles of Organization re: Red Rock Lodging
             Associates, L.C.
16.1***      Letter re: Change in Certifying Accountant
21.1*        List of Profit Financial Corporation Subsidiaries
23.1         Consent of Miller and Company
24****       Powers of Attorney
27           Financial Data Schedule


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


**** Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1998 and incorporated in this Form 10-K/A by reference.


(b) REPORTS ON FORM 8-K. In the Company's last fiscal quarter ended December 31, 1997, the Company did not file with the Securities and Exchange Commission a Current Report on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10K, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on July 13, 1998.



                                         WADE COOK FINANCIAL CORPORATION

                                By:     /s/  Wade B. Cook
                                      ------------------------------------
                                                Wade B. Cook,
                                        Chief Executive Officer

                                By:    /s/ Wade B. Cook
                                      ------------------------------------
                                              Wade B. Cook,
                                           Interim Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Wade Cook Financial Corporation and Subsidiaries
Seattle, Washington


We have audited the accompanying consolidated balance sheets of Wade Cook Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity,and cash flows for the years ended December 31, 1997 and 1996, and the nine months ended December 31, 1995 (restated). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wade Cook Financial Corporation and subsidiaries as of December 31, 1997 and 1996,and the results of their consolidated operations and their consolidated cashflows for the years ended December 31, 1997 and 1996, and the nine months ended December 31, 1995 (restated) in conformity with generally accepted accounting principles.



As discussed in Note-B to the financial statements, the Company has restated its 1998 earnings per share.


As described in Note-I to the financial statements, the Company changed in 1995, its method of accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of in accordance with the Statement of Financial Accounting Standards No. 121.


As discussed in Note-V to the financial statements, the Company has restated its 1995 financial statements to conform with reversed acquisition under the purchase method of accounting. Before the restatement the acquisition was previously accounted for under the pooling of interests method.



                                  /s/ Miller and Co.
                                  -------------------------------
                                  Miller and Co.
                                  Certified Public Accountants


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

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                                                    YEARS ENDED           NINE MONTHS
                                                                                   DECEMBER 31,              ENDED
                                                                           -----------------------------   (restated)
                                                                NOTES           1997           1996           1995
                                                            -------------  --------------  -------------  ------------
REVENUES, NET OF RETURNS AND DISCOUNTS....................                 $  104,907,650  $  40,724,515  $  6,504,011

COSTS OF REVENUES.........................................            O
  Royalties to related party..............................                      9,996,840      4,366,183       649,172
  Speaker fees to related party...........................                        166,661        131,337            --
  Other costs of revenues.................................                     28,904,364     11,185,416     2,227,737
                                                                           --------------  -------------  ------------
TOTAL COSTS OF REVENUES...................................                     39,067,865     15,682,936     2,876,909
                                                                           --------------  -------------  ------------
  GROSS PROFIT............................................                     65,839,785     25,041,579     3,627,102

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..............                     50,099,355     20,301,703     3,233,884

IMPAIRMENT OF LONG-LIVED ASSETS...........................            I                --             --        99,000
                                                                           --------------  -------------  ------------
  INCOME FROM OPERATIONS..................................                     15,740,430      4,739,876       294,218
                                                                           --------------  -------------  ------------
OTHER INCOME (EXPENSE)
  Dividends and interest..................................                        385,338         60,028         5,548
  Gain (loss) on trading securities.......................            G          (804,493)        92,711        69,297
  Other income............................................                        128,171         58,513           742
  Loss on investment on non-marketable securities.........                       (106,099)            --      (107,400)
  Loss on disposition of fixed assets.....................                             --        (21,960)           --
  Interest expense........................................                       (308,796)      (263,285)      (23,047)
                                                                           --------------  -------------  ------------
  TOTAL OTHER EXPENSES....................................                       (705,879)       (73,993)      (54,860)
                                                                           --------------  -------------  ------------
INCOME BEFORE INCOME TAXES................................                     15,034,551      4,665,883       239,358

PROVISION FOR INCOME TAXES................................            N         6,063,387      1,601,244       171,740
                                                                           --------------  -------------  ------------
  INCOME BEFORE MINORITY INTEREST.........................                      8,971,164      3,064,639        67,618

MINORITY INTEREST IN LOSS OF SUBSIDIARY...................                         21,323             --            --
                                                                           --------------  -------------  ------------
  NET INCOME..............................................                 $    8,992,487  $   3,064,639  $     67,618
                                                                           --------------  -------------  ------------
                                                                           --------------  -------------  ------------
EARNINGS PER SHARE........................................                 $         0.14  $        0.05            --
                                                                           --------------  -------------  ------------
                                                                           --------------  -------------  ------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING......                     63,362,984     59,609,520    57,585,798
                                                                           --------------  -------------  ------------
                                                                           --------------  -------------  ------------


    The accompanying notes are an integral part of these consolidated financial statements.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                         COMMON STOCK
                                                     ---------------------
                                                                            ADDITIONAL     TOTAL
                                                                             PAID-IN      RETAINED      PREPAID    SHAREHOLDERS
                                           NOTES       SHARES     AMOUNT     CAPITAL      EARNINGS    ADVERTISING     EQUITY
                                           -----     ----------  ---------  ----------  ------------  -----------  ------------
Balances--December 31, 1995 as
  restated, Note......................           V    3,199,211  $  31,991  $  320,738  $    176,170                $  528,899

Issuance of restricted stock..........                   26,000        260      77,740                                  78,000

Issuance of restricted stock in
  exchange prepaid advertising........                  100,000      1,000     499,000                                 500,000

Prepaid Advertising...................                                                                   (500,000)    (500,000)

Effect of 2 for 1 stock split.........                3,325,231     33,252     (33,252)

Issuance of restricted stock for
  additional compensation.............                   30,422        304      75,746                                  76,050

Subscriptions receivable..............                                         (45,564)                                (45,564)

Net income for year ended December 31,
  1996................................                                                     3,064,639                 3,064,639
                                                     ----------  ---------  ----------  ------------  -----------  ------------

Balances -- December 31, 1996 as
  restated............................           V    6,680,864  $  66,807  $  894,408  $  3,240,809  $  (500,000)  $3,702,024
                                                     ----------  ---------  ----------  ------------  -----------  ------------

Issuance of restricted stock in
  exchange for finders' fees relating
  to purchase of interest in Fairfield
  Inn, Provo, Utah....................                   10,000        100      33,650                                  33,750

Issuance of restricted stock..........                   10,660        107      31,874                                  31,981

Issuance of restricted stock in
  exchange for finders' fees relating
  to purchase of interest in Hampton
  Inn & Suites, Park City, Utah........                   4,167         42      52,046                                  52,088

Issuance of restricted stock for 12%
  interest in 45th South Hotel
  Partners, LC........................                   10,000        100      59,900                                  60,000

Authorized but unissued restricted
  stock in exchange for stock of Ideal
  Travel Concepts, Inc., at August
  1,1997..............................                  358,333      3,583   2,146,417                               2,150,000

Issuance of restricted stock in
  exchange for the common stock of
  Origin Book Sales, Inc. at August
  27, 1997............................                   30,269        303     196,446                                 196,749

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

Issuance of restricted shares in
  exchange for 7% interest in Wood
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

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CASH FLOW STATEMENTS

                                                                             YEARS ENDED              NINE MONTHS
                                                                             DECEMBER 31,                ENDED
                                                                   --------------------------------    (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:                                    1997             1996           1995
-----------------------------------------------------------------  -----------------  -------------  ------------
Net income.......................................................  $       8,992,487  $   3,064,639   $   67,618
Adjustments to reconcile net income to net cash provided by
operating activities:
  Depreciation and amortization..................................          1,287,153        344,991       38,816
  (Gain) loss on trading securities..............................            804,493        (92,711)     (69,297)
  Loss on disposition of fixed assets............................                 --         21,960           --
  Impairment of long-lived assets................................                 --             --       99,000
  Loss on investment in non-marketable securities................            106,099             --      107,400
  Purchases of trading securities................................        (20,805,975)   (11,290,111)  (1,059,197)
  Proceeds from sale of trading securities.......................         19,318,577      9,034,925      920,395
Changes in assets and liabilities, net of effects from purchase of companies:
  Receivables....................................................         (2,423,523)    (3,249,764)    (133,219)
  Inventory......................................................           (582,092)      (349,604)      (4,688)
  Prepaid expenses...............................................           (142,644)      (141,381)      (6,297)
  Deferred taxes.................................................            532,149       (775,724)         540
  Deposits.......................................................         (4,057,911)          (303)     (29,752)
  Accounts payable and accrued expenses..........................          8,535,921        475,084      340,741
  Payroll and other taxes withheld and accrued...................           (687,968)       693,324       60,191
  Income taxes payable...........................................          3,177,728      1,980,672      105,200
  Deferred revenue...............................................           (396,558)     4,808,674      352,325
  Due to related party...........................................            118,273             --           --
  Royalties payable..............................................            171,603       (136,238)      87,139
                                                                   -----------------  -------------  ------------
TOTAL ADJUSTMENTS................................................          4,955,325      1,323,794      809,297
                                                                   -----------------  -------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES........................         13,947,812      4,388,433      876,915
                                                                   -----------------  -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable from employees and officers.....................         (1,571,313)            --           --
Capital expenditures.............................................         (4,157,082)    (4,729,382)    (186,098)
Purchase of non-marketable investments...........................         (6,285,709)            --           --
Subsidiary's investment...........................................           (769,000)      (87,500)  (1,113,100)
Return of subsidiary's investment................................                  --       800,000           --
Payment for purchase of companies, net of cash acquired..........         (1,748,230)            --           --
                                                                   -----------------  -------------  ------------
NET CASH USED FOR INVESTING ACTIVITIES...........................        (14,531,334)    (4,016,882)  (1,299,198)
                                                                   -----------------  -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subsidiary's minority interest.........             70,645        321,496      340,904
Short-term borrowings............................................                 --             --      141,175
Repayment on short-term borrowings...............................           (292,276)      (193,232)     (32,956)
Issuance of common stock.........................................             72,481        108,486           --
Collection on subscription receivables and return of stock
  profits by officer.............................................            638,294             --           --
                                                                   -----------------  -------------  ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES........................            489,144        236,750      449,123
                                                                   -----------------  -------------  ------------

NET INCREASE (DECREASE) IN CASH..................................            (94,378)       608,301       26,840

CASH, beginning of year..........................................            635,141         26,840           --
                                                                   -----------------  -------------  ------------
CASH, end of year................................................  $         540,763  $     635,141   $   26,840
                                                                   -----------------  -------------  ------------
                                                                   -----------------  -------------  ------------


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

REORGANIZATION AND BUSINESS COMBINATION

    Prior to the acquisition of WCS, PFC had been operating in two different businesses for over five years, namely its farming and ranching operations in Uintah County, Utah, and its investment consulting business. On January 1, 1995, PFC transferred its ranch operations and all related assets and liabilities to Four Star, Inc. (Four Star) in exchange for all of Four Star's outstanding common stock pursuant to a plan of reorganization under the Internal Revenue Code section 368 (a)(1)(d). All of Four Star's stock was then distributed to Yeaman Enterprises, Inc. (Yeaman)in exchange for 1,880,000 shares of the Company's stock as part of the reorganization. The consolidated financial statements for the periods presented have been restated to exclude the accounts related to the ranch operations.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    The following assets and liabilities were transferred to Four Star from PFC in there organization:

Cash.............................................................................  $   5,266
Receivables......................................................................    277,944
Inventories......................................................................    113,445
Securities.......................................................................    335,333
Property and equipment...........................................................  1,433,642
Accounts payable.................................................................      1,588
Accrued expenses.................................................................     61,257
Long-term debt...................................................................    380,986

    The condensed financial positions of WCFC before and after the transfer are as follows:


                                                                   DECEMBER 31, 1994    TRANSFER    JANUARY 1,1995
                                                                   -----------------  ------------  --------------
Cash.............................................................    $       5,266    $      5,266   $    --
Receivables......................................................          277,944         277,944        --
Inventory........................................................          113,445         113,445        --
Property and Equipment...........................................        1,433,642       1,433,642        --
Investment in land...............................................          247,500         --             247,500
Investment in securities.........................................          461,333         335,333        126,000
                                                                   -----------------  ------------  --------------
TOTAL ASSETS.....................................................    $   2,539,130    $  2,165,630   $    373,500
                                                                   -----------------  ------------  --------------
                                                                   -----------------  ------------  --------------
Long-term debt...................................................    $     380,986    $    380,986   $    --
Accounts payable.................................................           13,321           1,588         11,733
Accrued expenses.................................................           72,295          61,257         11,038
                                                                   -----------------  ------------  --------------
TOTAL LIABILITIES................................................          466,602         443,831         22,771
                                                                   -----------------  ------------  --------------
Common Stock.....................................................           31,991          18,800         13,191
Additional paid-in capital.......................................        4,093,794       3,578,056        515,738
Retained earnings................................................       (2,053,257)     (1,875,057)      (178,200)
                                                                   -----------------  ------------  --------------
TOTAL SHAREHOLDERS' EQUITY.......................................        2,072,528       1,721,799        350,729
                                                                   -----------------  ------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................    $   2,539,130    $  2,165,630   $    373,500
                                                                   -----------------  ------------  --------------
                                                                   -----------------  ------------  --------------

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

MARKETABLE SECURITIES

    Brokerage accounts were used by seminar instructors during the seminars to demonstrate how to buy and sell securities using a broker. Marketable securities consist mainly of stocks and options. They have been categorized as trading securities and, as a result, are stated at market value. All changes in trading securities' fair values are reported in earnings as they occur. Realized gains and losses on the sale of securities are determined using the specific-identification method.

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

    The Company evaluates impairment of long-lived assets in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of SFAS No. 121 requires the Company to assess whether an asset (or group of assets) that will continue to be used is impaired and needs to be adjusted. Other long-lived assets to be disposed of (either by sale or abandonment unrelated to the disposal of a business segment) should be written down to fair value less the cost to sell such assets.

INTANGIBLE

    The 1997 acquisitions (Note Q) resulted in the Company recording $2,851,886 for goodwill, which represents the excess of the cost of the assets purchased over their fair value. Amortization is computed using the straight-line method over the estimated useful life of the intangible asset or 40 years, whichever is shorter.

NON-MARKETABLE INVESTMENTS

    The Company accounts for non-marketable investments, at cost, if the Company owns less than 20% of the investee; and at equity, if the Company owns 20% to 50% of the investee.

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

    The FASB issued in June 1997, SFAS No.131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that the Company disclose a) factors used to identify the Company's reportable segments, including the basis of organization, and types of products and services from which each reportable segment derives its revenues, b) information about reportable segment profit or loss, including certain revenues and expenses included in reported segment profit or loss, segment assets, and the basis of measurement, c) reconciliations of the totals of segment revenues, reported profit or loss, assets, and other significant items to corresponding Company amounts, and d) if complete sets of financial statements are provided for more than one period, the information required by SFAS No. 131 shall be reported for each period presented. The Company will implement SFAS No. 131 for the year ending December 31, 1998.

NOTE B--SHAREHOLDERS' EQUITY

    The Company did not declare or pay any dividends for the years shown in these financial statements.

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


    The Company has corrected its comparative weighted average number of common shares outstanding from 26,674,666 to 59,609,520 for 1996 and from 25,593,688 to 57,585,798 for 1995. Earnings per share changed from $0.12 to $0.05 in 1996. Earnings per share was not meaningful in 1995, at less than $0.01.


RETURN OF STOCK SALE PROFITS BY OFFICER

    In connection with the purchase and sale of stock in 1997, it was determined that certain transactions required the return to the Company of profits made on such transactions. In that regard, $632,710 has been returned to the Company by Wade B. Cook.

NOTE C--CONCENTRATION OF RISKS

    Cash in banks, based on bank balances, exceeded federally insured limits by $186,708 and $574,388 as of December 31, 1997 and 1996, respectively. Receivables from four credit card companies aggregated approximately $487,693 and $376,256 at December 31, 1997 and 1996 respectively. The Company invests the majority of its excess cash in marketable securities. Marketable securities are carried at fair market value, which amounted to $6,162,733 and $3,801,039 as of December 31, 1997, and 1996, and accounted for 15% and 22% of the Company's consolidated assets as of December 31, 1997 and 1996 respectively.

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

NOTE D--ECONOMIC DEPENDENCY AND SIGNIFICANT RISKS AND UNCERTAINTIES

    The Company derived a majority of its revenues solely through the sponsoring and promoting of products, seminars and services authored by Wade B. Cook. This individual was the named defendant of a fraud charge in the State of Arizona. Prior to February, 1997, defense counsel successfully reduced the case from eighteen charges to one remaining charge. In February 1997, the remaining charge was dismissed with prejudice.

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

    Due from related parties in the amounts of $749,726 (current) and $599,323 (non-current) represent advances to the following:



      NAME OF RELATED
          PARTIES                   RELATIONSHIP                    CURRENT                    NON-CURRENT
---------------------------  ---------------------------  ---------------------------  ---------------------------
Newstart Centre, Inc.        50% owned and controlled by
                             President/ CEO of WCFC or
                             his affiliates                         $43,283                      $599,323

Get Ahead Bookstores         Majority stockholder is an
                             employee of WCFC                       155,989                            --

Quantum Marketing            Majority stockholder is a
                             director of WCFC                       524,854                            --

Five Star Consulting, Inc.   General partner is
                             President/CEO of WCFC                   25,000                            --

Employees' advance           Employees of WCFC                          600                            --
                                                                   --------                      --------
  Total                                                            $749,726                      $599,323
                                                                   --------                      --------
                                                                   --------                      --------

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

    The Company has various notes receivable from employees and officers. Original maturity dates are from 12 months to 360 months. Annual interest rates range from 5.45% to 12%. The manner of settlement is by salary deduction or payment. The majority of notes receivable are secured by real property or personal property. The Company evaluates notes receivables in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. Statement No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Statement No. 118, Income Recognition and Disclosures, amends Statement No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. There were no impaired notes receivable as of December 31,1996. At December 31, 1997, a reduction in the note receivable of $287,264 was recorded to reflect impaired notes. Substantially all of the reduction was from unsecured receivables from employees who are no longer with the company. Future cash flow was not expected, due to the uncertainty of repayment.

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

NOTE G--MARKETABLE SECURITIES

    The net unrealized gain (loss) in trading securities that has been included in earnings during the period amounted to $(755,437), $92,711, and $88,719, for the years ended December 31, 1997, 1996, and 1995, respectively.

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

    Depreciation expense charged to operations was $1,073,224, $344,991 and $38,816 in December 31, 1997, 1996, and 1995, respectively.

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

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE J--LONG-TERM DEBT (CONTINUED)

    The following are maturities of long-term debt for each of the next five years:

1998............................................................................  $1,490,000
1999............................................................................     770,393
2000............................................................................      25,046
2001............................................................................      18,051
2002............................................................................       7,692
Thereafter......................................................................      --
                                                                                  ----------
Total...........................................................................   2,311,182
                                                                                  ----------
                                                                                  ----------

NOTE K--PREPAID ADVERTISING

    In 1995, the Company entered into an agreement with Associated Reciprocal Traders, Ltd. (ART) to purchase from ART 20,000 Investor Relations-Advertising-Infomercial radio air time spots, priced at $25 per ad spot, per station, for a sum total of $500,000. In payment of the foregoing, the Company issued 100,000 shares of common stock to ART on September 10, 1996. The prepaid advertising is shown as a reduction of shareholders' equity rather than as an asset (Note T).

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

NOTE N--INCOME TAXES

    Provisions for income taxes in the consolidated statements of income consist of the following components:


                                                                                   YEARS ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                                                           1995
                                                                                1997          1996      (restated)
                                                                            ------------  ------------  ----------
Current
-------
Federal...................................................................  $  4,659,610  $  2,321,968  $  171,200
State.....................................................................       --            --           --
Other States..............................................................       458,000        55,000
                                                                            ------------  ------------  ----------
                                                                               5,117,610     2,376,968     171,200
                                                                            ------------  ------------  ----------
Deferred
--------
Federal...................................................................       945,777      (775,724)        540
State.....................................................................       --            --           --
                                                                                 945,777      (775,724)        540
                                                                            ------------  ------------  ----------
Total income taxes........................................................  $  6,063,387  $  1,601,244  $  171,740
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------


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

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE N--INCOME TAXES (CONTINUED)

    The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:


                                                                                                                      1995
                                                                                                1997       1996     (restated)
                                                                                              ---------  ---------  ---------
Federal income tax rate.....................................................................    35.0%      35.0%      35.0%
Unrealized loss on trading securities.......................................................     6.2        1.7        7.2
Deferred revenues...........................................................................     --        17.3       19.5
Accelerated depreciation....................................................................    (1.3)      (1.3)       --
Capitalized interest........................................................................     --        (1.3)       --
State income tax ...........................................................................      .4        0.4       10.0
Effective income tax rate...................................................................    40.3%      51.8%      71.7%


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

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE O--REVENUES AND OTHER COST OF REVENUES (CONTINUED)


                                                                                                       TRAVEL
                                              SEMINAR       PRODUCT        ENTITY         WIN          RELATED
                                              REVENUES       SALES       FORMATIONS   SUBSCRIPTIONS   SERVICES        TOTAL
                                            ------------  ------------  ------------  ------------  -------------  ------------
Nine Months ended December 31, 1995
 (restated):
  Revenues, net of returns & discounts....  $  2,986,036  $  1,477,200  $  1,538,459   $  502,316        --        $  6,504,011
Royalties to related party................       326,691       157,964       164,517       --            --             649,172
Speaker fees to related party.............       --            --            --            --            --             --
Other cost of revenues:
Cost of goods sold........................       --          1,121,336       --            --            --           1,121,336
Credit card fees..........................        90,359        32,963        34,330       11,209        --             168,861
Cost of meeting rooms.....................        99,720       --            --            --            --              99,720
Speaker fees..............................       158,589       101,937       282,520       --            --             543,046
Travel....................................       162,447       --            132,327       --            --             294,774
                                            ------------  ------------  ------------  ------------     ------      ------------
Total Cost of Revenues....................  $    837,806  $  1,414,200  $    613,694   $   11,209        --        $  2,876,909
                                            ------------  ------------  ------------  ------------     ------      ------------
Gross Profit..............................  $  2,148,230  $     63,000  $    924,765   $  491,107        --        $  3,627,102
                                            ------------  ------------  ------------  ------------     ------      ------------


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

    All of the outstanding stock of Ideal was acquired on August 1, 1997, in exchange for 358,333 shares of Wade Cook Financial Corporation (WCFC) stock to be issued at a later date (Note T). On that date, the market value of the stock issued was $2,150,000. The acquisition was accounted for as a purchase, resulting in assets of $215,719, goodwill of $2,008,294 less liabilities assumed of $74,013.

    All of the outstanding stock of Worldwide was acquired on August 27, 1997, for $1. The acquisition was accounted for as a purchase resulting in assets of $315,352, goodwill of $311,976 less liabilities assumed of $627,327.

               WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

    NOTE Q- ACQUISITIONS (continued)


    All of the outstanding stock of Origin was acquired on August 27, 1997, in exchange for 30,269 shares of WCFC stock. On that date, the market value of the stock issued was $196,749. The acquisition was accounted for as a purchase resulting in assets of $809,730, goodwill of $469,496 less liabilities assumed of $1,082,477.


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

NOTE R--PROFORMA FINANCIAL STATEMENTS

    The following unaudited proforma information is presented for the years ended December 31, 1997, 1996, and 1995, as if the Ideal, Worldwide, Origin, and Gold Leaf acquisitions had been combined as of the beginning of the period. Ideal, Worldwide, Origin, and Gold Leaf amounts represent historical values without acquisition adjustments as describe in Note Q.


AMOUNTS IN THOUSANDS, EXCEPT EPS
FISCAL YEAR ENDED DECEMBER 31, 1997
BALANCE SHEET                                                  WCFC       IDEAL      WORLDWIDE     ORIGIN      GOLD LEAF    TOTAL
-----------------------------------------------------------  ---------  ---------  -------------  ---------  ------------  -------
Assets.....................................................  $  38,982  $     656    $     459    $   1,386   $   --         41,483
Liabilities................................................     22,769        417          735        1,621       --         25,542
Stockholders' equity.......................................     16,213        239         (276)        (235)      --         15,941
INCOME STATEMENT
Revenues...................................................    104,456      4,321          555        1,510           26    110,868
Expenses...................................................     95,469      4,100          519        1,472           14    101,573
                                                             ---------  ---------        -----    ---------          ---  ---------
Net income.................................................  $   8,987  $     221    $      36    $      38    $      12  $   9,294
                                                             ---------  ---------        -----    ---------          ---  ---------
EPS........................................................                                                               $    0.15
                                                             ---------  ---------        -----    ---------          ---  ---------


AMOUNTS IN THOUSANDS
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
BALANCE SHEET                                                  WCFC       IDEAL      WORLDWIDE     ORIGIN     GOLD LEAF     TOTAL
-----------------------------------------------------------  ---------  ---------  -------------  ---------  -----------  ---------
Assets.....................................................  $  16,938  $     237    $     529    $   3,902   $   8,263   $  29,869
Liabilities................................................     12,619        277          453        3,834      20,384      37,567
Stockholders' equity.......................................      4,319        (40)          76           68     (12,121)     (7,698)
INCOME STATEMENT
Revenues...................................................     40,725      1,023          971        1,801       1,462      45,982
Expenses...................................................     37,660      1,057          935        1,830       1,462      42,944
                                                             ---------  ---------        -----    ---------  -----------  ---------
Net income (loss)..........................................  $   3,065  $     (34)   $      36    $     (29)  $  --       $   3,038
                                                             ---------  ---------        -----    ---------  -----------  ---------
EPS........................................................                                                               $   [0.05]
                                                             ---------  ---------        -----    ---------  -----------  ---------

               WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE R--PROFORMA FINANCIAL STATEMENTS (CONTINUED)


AMOUNTS IN THOUSANDS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1995
BALANCE SHEET                                                  WCFC         IDEAL      WORLDWIDE    ORIGIN    GOLD LEAF     TOTAL
-----------------------------------------------------------  ---------      -----     -----------  ---------  ---------   ---------
Assets.....................................................  $   2,283     $   65    $     994    $      71   $     294   $   3,707
Liabilities................................................      1,458         80          953           38         284       2,813
Stockholders' equity.......................................        825        (15)          41           33          10         894
INCOME STATEMENT
Revenues...................................................  $   6,504        182        7,209            1       1,330   $  15,226
Expenses...................................................      6,436        169        7,196           18       1,333      15,152
                                                             ---------        ---        -----          ---       -----   ---------
Net income (loss)..........................................  $      68     $   13    $      13    $     (17)  $      (3)  $      74
                                                             ---------        ---        -----          ---       -----   ---------
EPS........................................................                                                                  --
                                                             ---------        ---        -----          ---       -----   ---------


NOTE S--PENDING LITIGATION

    On September 16, 1996, Wade Cook Seminars, Inc. v. Mellon, Charles E. and Robbins Research International, Inc., et al., was filed, for breach of non-compete contract. The court in a partial summary judgment dismissed this claim on November 26, 1997. Defendants subsequently made a motion for an award of attorney's fees of approximately $71,000, which was denied in January 1998. Both the order of dismissal and the denial of the award of attorney's fees have been appealed.

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

    On January 14, 1998, WCFC issued 3,224,997 shares of its common stock in full settlement of the Ideal Travel Concepts, Inc. acquisition. (Note Q)

    WCFC is negotiating for the acquisition of Get Ahead Bookstores, Inc. (Get Ahead), Information Quest, Inc. (Info Quest),and Quantum Marketing, Inc. (Quantum), all related parties (Note E). In each transaction, substantially all of the outstanding stock of each company will be purchased by issuing common stock of WCFC. It is anticipated that all of the transactions will be accounted for under the purchase method. Get Ahead is a retail bookstore, selling primarily business related books, periodicals, and related materials. Info Quest sells a pager system that provides the customer with up to the minute stock quotes. Quantum is a marketing company.

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


    The adjustments relate primarily to the 1995 recapitalization under the reverse acquisition and the three month timing difference in income recognition under the pooling of interest (January 1, 1995 to December 31, 1995) and the purchase method, i.e., a reverse acquisition (April 1, 1995 to December 31, 1995).


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

               WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE V- PRIOR PERIOD ADJUSTMENTS (CONTINUED)

    Changes in shareholders' equity to reflect the restatement are calculated as follows:



                                                                                                 TOTAL
                                        NUMBER OF                  PAID IN       RETAINED     SHAREHOLDERS'
                                         SHARES       AMOUNT       CAPITAL       EARNINGS        EQUITY
                                        ---------   -----------  ------------  -------------  ------------
Prior to acquisition................     3,199,211  $    31,991  $  4,093,794  $  (2,053,257)  $2,072,528

WCFC Reorganization under section
  368(a)(1)(D) of the IRC...........    (1,880,000)     (18,800)   (3,578,056)     1,875,057   (1,721,799)
                                       -----------  -----------  ------------   ------------   ----------

Balance January 1, 1995 (Note A)....     1,319,211       13,191       515,738       (178,200)     350,729

Issuance of Company shares to
  acquire assets of WCS.............     1,880,000       18,800       (16,800)       108,552      110,552

Net income December 31, 1995, as
  previously reported...............                                                 123,798      123,798
                                       -----------  -----------  ------------   ------------   ----------

Balance, December 31, 1995, as
  previously reported...............     3,199,211       31,991       498,938         (2,030)     528,899

Issuance of shares:

As previously reported..............    (1,880,000)     (18,800)       16,800        (52,372)     (54,372)

As restated.........................     1,880,000       18,800       (16,800)       108,552      110,552

1995 recapitalization of WCFC.......                                 (178,200)       178,200

Net income, December 31, 1995:

As previously reported..............                                                (123,798)    (123,798)

As restated.........................                                                  67,618       67,618
                                        -----------  -----------  ------------   ------------   ----------
Balance, December 31, 1995, as
  restated..........................     3,199,211       31,991       320,738        176,170      528,899
                                        -----------  -----------  ------------   ------------   ----------
                                        -----------  -----------  ------------   ------------   ----------


    Based upon the term of the business combination, the transaction for financial reporting and accounting purposes has been accounted for as a reverse acquisition whereby, WCS (formerly known as USA) is deemed to have acquired WCFC (formerly known as PFC). However, WCFC is the continuing entity and registrant for both the Securities and Exchange Commission filing purposes and income tax reporting purposes. Consistent with reverse acquisition accounting treatment, WCFC has carried forward the historical basis of the acquired assets and assumed liabilities of WCS and has revalued the basis of its net assets which was at fair value even before the business combination.

    The following unaudited proforma combined statements of income for the twelve months ended December 31, 1995 and January 31, 1995 are presented as if the combination had occurred as of January 1, 1994. The proforma information is not necessarily indicative of the actual results of operation which would have occurred had the transactions occurred on such dates.

                                                                         TWELVE MONTHS ENDED  TWELVE MONTHS ENDED
                                                                          DECEMBER 31, 1995     JANUARY 31, 1995
                                                                         -------------------  -------------------
Revenues...............................................................     $   7,567,335        $   1,973,145
Cost of revenues.......................................................        (3,373,888)            (861,734)
Other income (loss)....................................................        (4,069,649)          (1,307,141)
                                                                         -------------------  -------------------
Net income (loss)......................................................     $     123,798        $    (195,730)
                                                                         -------------------  -------------------
                                                                         -------------------  -------------------
Net income (loss) per share............................................     $        0.02        $       (0.03)
                                                                         -------------------  -------------------
                                                                         -------------------  -------------------

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

                        WADE COOK FINANCIAL CORPORATION
            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASHFLOWS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                            1997         1996        1995
---------------------------------------------------------------------------  -----------  ----------  -----------
Net income (loss)..........................................................  $  (102,325) $  (39,779) $  (225,025)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of long-lived assets............................................      --           --           99,000
Loss on investment in non-marketable securities............................       18,600      --          107,400
Changes in assets and liabilities, net of effects from purchase of companies:
Receivables................................................................        1,378      (1,378)     --
Due from subsidiaries......................................................    7,099,341     (48,013)     --
Accounts payable and accrued expenses......................................      (22,080)    (19,316)      18,625
                                                                             -----------  ----------  -----------
TOTAL ADJUSTMENTS..........................................................    7,097,239     (68,707)     225,025
                                                                             -----------  ----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES..................................    6,994,914    (108,486)     -0-
                                                                             -----------  ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-marketable securities......................................   (4,828,101)     --          --
Capital expenditures.......................................................   (1,096,858)     --          --
Payment for purchase of companies, net of cash acquired....................   (1,748,230)     --          --
                                                                             -----------  ----------  -----------
NET CASH USED FOR INVESTING ACTIVITIES.....................................   (7,673,189)     --          --
                                                                             -----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock...................................................       72,481     108,486      --
Collection on subscription receivables and return of stock profits by
  officer..................................................................      638,294      --          --
                                                                             -----------  ----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..................................      710,775     108,486      --
                                                                             -----------  ----------  -----------
NET INCREASE IN CASH.......................................................       32,500      -0-         --
CASH, beginning of year....................................................      --           --          --
                                                                             -----------  ----------  -----------
CASH, end of year..........................................................  $    32,500  $   --      $   --
                                                                             -----------  ----------  -----------
                                                                             -----------  ----------  -----------