Form 10-Q
period 1998-06-30
WADE COOK FINANCIAL CORP
filed 1998-08-07
CIK 894417

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998.

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

      64,238,678 shares of Common Stock, $0.01 par value, outstanding as of June 22, 1998.

                        WADE COOK FINANCIAL CORPORATION
                                   Form 10-Q
                                     Index

PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1.          Condensed Consolidated Balance Sheets
                 as of June 30, 1998 and December 31,1997. . . . . . . . . . .3

                 Condensed Consolidated Statement of Income
                 for the quarters and six month period ended
                 June 30, 1998 and June 30, 1997 . . . . . . . . . . . . . . .5

                 Condensed Consolidated Cash Flow Statements
                 for the six month period ended June 30, 1998
                 and June 30, 1997 . . . . . . . . . . . . . . . . . . . . . .6

                 Notes to Financial Statements . . . . . . . . . . . . . . . .6

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operation. . . . . . . . . . . . . . . . . . .7

Item 3.          Quantitative and Qualitative Disclosures About Market
                 Risk. . . . . . . . . . . . . . . . . . . . . . . . . . . . .9

PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .9

Item 2.          Changes in Securities . . . . . . . . . . . . . . . . . . . 10

Item 3.          Defaults Upon Senior Securities . . . . . . . . . . . . . . 10

Item 4.          Submission of Matters to a Vote of Security Holders . . . . 10

Item 5.          Other Information . . . . . . . . . . . . . . . . . . . . . 10

Item 6.          Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 10

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements. (The notes to these financial statements are an integral part hereof.)


                Wade Cook Financial Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                JUNE 30, 1998       DECEMBER 31, 1997
                                                                -------------       -----------------
Assets:
  Current assets:
    Cash and cash equivalents                                   $   974,832            $   540,763
    Marketable securities                                         4,448,047              6,162,733
    Receivables, trade                                            1,725,453              3,283,183
    Inventory                                                     2,226,182              1,312,366
    Receivables, related parties                                  1,075,797                992,263
    Other current assets                                          2,303,193                486,855
                                                                -----------            -----------
  Total current assets                                           12,753,504             12,778,163
                                                                -----------            -----------
  Property and equipment, net of depreciation                    12,053,768             10,425,159
                                                                -----------            -----------
  Goodwill, net of amortization                                   2,470,916              2,637,669
                                                                -----------            -----------
  Other assets:
  Non-marketable securities                                      10,261,176              7,330,460
  Receivables, related parties                                    4,589,675              3,892,505
  Other                                                           1,360,797              4,340,182
                                                                -----------            -----------
  Total other assets                                             16,211,648             15,563,147
                                                                -----------            -----------
Total assets                                                    $43,489,836            $41,404,138
                                                                -----------            -----------
                                                                -----------            -----------
Liabilities and shareholders' equity:
  Current liabilities:
    Current portion of long-term debt                             1,129,473              1,445,000
    Book overdrafts                                               1,930,102              2,156,305
    Accounts payable and accrued expenses                         5,820,825              6,450,485
    Margin loan in investment accounts                            1,443,999              2,766,824
    Taxes payable                                                 4,603,744              5,417,063
    Deferred revenue                                              5,631,245              4,764,441
    Payables, related parties                                     3,044,420                827,752
                                                                -----------            -----------
  Total current liabilities                                      23,603,808             23,827,870
Long-term debt                                                      778,042                821,182
                                                                -----------            -----------
Total liabilities                                                24,381,850             24,649,052
                                                                -----------            -----------
Minority interest                                                 1,069,548                687,945
                                                                -----------            -----------
Shareholders' equity
    Preferred stock                                                       -                      -
    Common stock                                                    695,792                682,459
    Paid-in capital                                               4,259,935              3,651,386




    Prepaid advertising                                           (500,000)              (500,000)
    Retained earnings                                            14,070,626             12,233,296
                                                                -----------            -----------
                                                                 18,526,353             16,067,141

  Less: common stock in treasury at cost:
    234,000 shares                                                  487,915                      -
                                                                -----------            -----------
Total shareholders' equity                                       18,038,438             16,067,141
                                                                -----------            -----------
Total liabilities, minority interest, and shareholders'
  equity                                                        $43,489,836            $41,404,138
                                                                -----------            -----------
                                                                -----------            -----------





                    [This space intentionally left blank]

                Wade Cook Financial Corporation and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                  For the Three Months Ended             For the Six Months Ended
                                              ---------------------------------      ---------------------------------
                                              June 30, 1998       June 30, 1997      June 30, 1998      June 30, 1997
                                              -------------       -------------      -------------      --------------
Revenue, net of returns and discounts         $23,969,567         $24,814,099        $55,009,168         $40,472,440
                                              -----------         -----------        -----------         -----------
Costs and expenses:
  Cost of revenue                               9,024,213           9,225,631         22,407,381          15,255,346
  Selling, general and administrative          14,665,806           9,162,750         31,326,400          16,962,046
                                              -----------         -----------        -----------         -----------
Total operating costs                          23,690,019          18,388,381         53,733,781          32,217,392
                                              -----------         -----------        -----------         -----------
Income from operations                            279,548           6,425,718          1,275,387           8,255,048
                                              -----------         -----------        -----------         -----------
Other income (expense):
  Interest and dividends                          175,216              54,342            351,814             102,820
  Gain (loss) on trading securities               (52,970)            744,220            804,725             498,746
  Interest expense                               (164,965)            (54,586)          (301,317)           (148,762)
  Undistributed income (loss) from
    hotel operations                             (252,011)                  -           (252,011)                  -
  Other                                            33,964              19,363             25,313              73,868
                                              -----------         -----------        -----------         -----------
Total other income                               (260,766)            763,339            628,524             526,672
                                              -----------         -----------        -----------         -----------
Income before income taxes                         18,782           7,189,057          1,903,911           8,781,720

Provision for income taxes                          6,574           2,515,819            666,369           3,073,251
                                              -----------         -----------        -----------         -----------
Income from continuing operations             $    12,208         $ 4,673,238        $ 1,237,542         $ 5,708,469
                                              -----------         -----------        -----------         -----------

Discontinued operations:

Income from operations of Entity
Planners, Inc. to be disposed of (net
of income taxes of $314,682 in 1998
and $313,808 in 1997)                             243,504             291,393            584,410             582,786

Operating income of Entity Planners,
Inc. during phase-out period (net of
income tax of $8,280)                              15,378                   -             15,378                   -
                                              -----------         -----------        -----------         -----------
                                                  258,882             291,393            599,788             582,786
                                              -----------         -----------        -----------         -----------
Net income                                    $   271,090         $ 4,964,631        $ 1,837,330         $ 6,291,255
                                              -----------         -----------        -----------         -----------
                                              -----------         -----------        -----------         -----------



Earnings per share
  Income from continuing operations           $         - *       $      0.08        $      0.02         $      0.09
  Income from discontinuing operations                  -                0.00               0.01                0.01
  Income during phase-out period                        -                   -                  -                   -
                                              -----------         -----------        -----------         -----------
Net income                                    $         -         $      0.08        $      0.03         $      0.10
                                              -----------         -----------        -----------         -----------
                                              -----------         -----------        -----------         -----------

Weighted average number of shares              64,256,852          60,017,736         64,256,852          60,017,736
                                              -----------         -----------        -----------         -----------

* - not meaningful





                Wade Cook Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flow
                                  (Unaudited)

                                                                     SIX MONTHS ENDED
                                                               ----------------------------
                                                                  JUNE 30,        JUNE 30,
                                                                    1998            1997
                                                               ----------------------------
Cash provided by operations                                    $ 5,826,907     $ 6,668,262


Cash used in investing activities                               (4,320,053)     (3,640,075)


Cash used in financing activities:
     Proceeds from issuance of subsidiary's minority interest            -         (72,655)
     Net borrowings                                             (1,072,785)     (2,037,702)
                                                               ----------------------------
Net increase in cash                                           $   434,069     $   917,830
                                                               ----------------------------
                                                               ----------------------------


                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998

1.   BASIS FOR PRESENTATION

     The accompanying unaudited condensed consolidated financial statements for Wade Cook Financial Corporation ("WCFC" or the "Company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 1997.

     Certain items in the 1997 consolidated financial statements have been reclassified to comply with the condensed consolidated financial statements presentation for 1998.

     In January of 1998, WCFC signed a letter of intent to purchase the common stock of Publishers Distribution Center, Inc. (PDC). The Form 10-Q for the period ended March 31, 1998 included the balance sheet accounts and results of operations for Publishers Distribution Center, Inc. (PDC).
     Subsequently, PDC failed to transfer shares under the letter of intent whereby WCFC in July of 1998 withdrew from operations.

2.   EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. The 1997 number of shares and earnings per share have been restated to reflect the 3:1 stock splits in September and December of 1997.

3.   DISCONTINUED OPERATIONS

     On June 15, 1998, the Company adopted a formal plan to sell Entity Planners, Inc. The anticipated disposal date is approximately July 1, 1998. No assets are expected to be sold in the disposal of Entity Planners, Inc.

     No estimated loss on disposal is expected, and the gain is not determinable at this time.

     Operating results of Entity Planners, Inc. for the six months ended June 30, 1998 are shown separately in the accompanying income statement. The income statement for the six months ended June 30, 1997 has been restated and operating results of Entity Planners, Inc. are also shown separately.

     Net sales of Entity Planners, Inc. for the six months ended June 30, 1998 and June 30, 1997 are $6,102,263 and $5,860,094, respectively. These amounts are not included in net sales in the accompanying income statement.

     The Company sold all of the common stock in its wholly owned subsidiary Entity Planners, Inc., a Nevada corporation ("EPI") and licensed various rights to the Company's intellectual property relating to entity structuring, asset protection, estate planning and tax reduction to Berry, Childers and Associates, an Arkansas limited liability company ("B&C") pursuant to a Stock Purchase Agreement dated June 30, 1998. Said intellectual property has been licensed from Mr. Cook.


Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     This report on Form 10-Q for the period ending June 30, 1998 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The forward-looking statements contained herein are subject to certain risks and uncertainties, including those discussed herein and in the Company's Annual Report on Form 10-K as amended for the fiscal year ended December 31, 1997, that could cause actual results to differ materially from those projected or discussed. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

UNAUDITED BALANCE SHEET FOR THE PERIOD ENDED MARCH 31, 1998

LIQUIDITY AND CAPITAL RESOURCES

     The Company's total assets increased to $43,489,836 at June 30, 1998 compared to $41,404,138 at December 31, 1997. The Company's liabilities were reduced to $24,381,850 at June 30, 1998, down from $24,649,052 at December 31, 1997. Stockholder's equity increased to $ 18,038,438 at June 30, 1998, up from $16,067,141 at December 31, 1997, primarily due to the net income for the period ending June 30, 1998. In addition, during the three months ended June 30, 1998, the Company reacquired 234,000 shares of its common stock for $487,915 (classified as treasury stock) pursuant to the Company's publicly announced stock buy-back plan to repurchase up to 1,000,000 share of its common stock.

     The Company has current liabilities which exceed current assets by $10,850,304, creating a current ratio of .54:1, partly due to the classification of deferred revenue of $5,631,245. The Company anticipates that existing cash, together with continued positive cash flow from operations will provide the resources needed to satisfy the Company's working capital requirement in subsequent periods.

     During the first six months of 1998, cash and cash equivalents increased by $434,069 primarily due to income from operations, the reduction of trade receivables, and the selling of securities. Trade accounts receivables decreased by $1,557,730, for the period ending June 30, 1998 compared to the period ending December 31, 1997. The reduction in trade receivables is attributed to a decrease in sales during the quarter ended June 30, 1998.

     The marketable securities portfolio decreased to $4,448,047 at June 30, 1998, down from $6,162,733 at December 31, 1997, primarily due to the sale of securities. Inventory, which consists primarily of books, tapes and supplies, increased to $2,226,182 at June 30, 1998, up from $1,312,366 at December 31, 1997. The increase can be attributed to the inventory held by subsidiaries, which were acquired during the last quarter of 1997. The Company's other current assets increased by $1,816,338 at June 30, 1998 compared to December 31, 1997, primarily due to a deposit refund receivable from the Company's former credit card processor totaling $2,050,000.

     For the six months ended June 30, 1998, the Company increased its property, plant and equipment by $1,628,609 (net of depreciation) from $10,425,159 for the year ended December 31, 1997. The increase is primarily due to the purchase of land and buildings in Memphis, Tennessee for its travel business, and Orange County, California for one of its education centers. The building in Tennessee will also produce rental income, as a portion of the office space is being leased to unrelated parties.

     Non-marketable investments increased from $7,330,460 at December 31, 1997 to $10,261,176 at June 30, 1998. The increase was primarily due to additional investments in hotel properties. The Company's non-marketable investments at June 30, 1998 include the following:

                                                                           INVESTMENT
            SEGMENT                    DESCRIPTION OF INVESTMENT          (IN DOLLARS)
----------------------------------------------------------------------------------------
Oil/gas                                Oil and gas properties             $   650,000

Hotel/motel                            Hotel and motel investments          5,552,240

Real estate                            Investments in undeveloped land      2,113,854

Private companies                      Various industries                   1,945,082
                                                                         -------------
Total non-marketable investments                                          $10,261,176
                                                                         -------------
                                                                         -------------

     Current liabilities decreased to $23,603,808 at June 30, 1998 from $23,827,870 at December 31, 1997. The Company continued to reduce long-term commitments to $778,042 at June 30, 1998, down from $821,182 at December 31, 1997.

RESULTS OF OPERATIONS

     Revenues from continuing operations for the quarter ended June 30, 1998 are $23,969,567 compared to $24,814,099 for the same period ended June 30, 1997, a decrease of 3.40% for the quarterly period.

     The cost of revenues decreased by $201,418 or 2.18% for the second quarter ended June 30, 1998 over the same period in 1997. The decrease corresponds to the decrease in sales over the same period.

     Selling, general and administrative expenses increased by $5,503,056 from $9,162,750 for the second quarter of 1997 to $14,665,806 for the second quarter of 1998. The increase was primarily due to increased promotional mailings, outside legal and accounting fees, and payroll and related expenses, which were up 62%, 91%, and 62%, respectively.

     The 1998 second quarter income from continuing operations was $12,208; a decrease of $4,661,030 over the income from continuing operations of $4,673,238 recorded in the 1997 second quarter. The decrease in operating income can be attributed to the losses incurred by many of the Company's newly acquired subsidiaries. In addition, many of the Company's more recent investments have been in hotel projects, which are either in the construction phase or are in the initial year of operations.

     During the second quarter in 1998, trading securities was down $52,970 for the quarter, but was up $804,725 for the six months ended June 30, 1998. The overall gain on trading securities was related to better management of the brokerage accounts used by instructors to demonstrate trades during seminars, coupled with general increases in the market prices of securities held by the Company for the six months ended June 30, 1998.

EFFECT OF INFLATION

     Management believes inflation will not have a significant effect on operations.

SEASONALITY

     The Company's business is not seasonal.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Not Required.


                        PART II.  -  OTHER INFORMATION

Item 1.   Legal Proceedings.

     The following is a description of previously unreported material threatened or pending legal proceedings and updated information regarding previously reported material threatened or pending legal proceedings to which the Company or any of its subsidiaries is a party or which any of their properties is subject:

     LITIGATION WITH ART AND ITEX. On February 4, 1998, WCFC filed a complaint against Associated Reciprocal Traders, Ltd. ("ART") and its parent corporation ITEX, in the King County Superior Court, State of Washington in Seattle, Washington. On the same day, ART filed a complaint against WCFC. Both complaints have been consolidated and relate to a dispute over the ownership of 1,800,000 shares of WCFC that originally was issued to ART on September 10, 1996, in exchange for $500,000 worth of media credits for radio air spots pursuant to an agreement dated December 29, 1995. ART is seeking to cause WCFC to deliver the total 1,800,000 shares of WCFC to ART and to lift the stop
transfer order placed on the stock in 1997.   A trial has been scheduled for
August of 1999.

     OTHER PROCEEDINGS. The Company and its subsidiaries are also parties to various legal proceedings arising in the ordinary course of business, none of which is expected to materially affect the financial position, results of operation or cash flow of the Company.

Item 2.  Changes in Securities.

     On May 8, 1998, the Company issued or became obligated to issue 13,333 shares of restricted common stock to Max Tanner as consideration in part for 6,000,000 shares of the common stock, par value $.001, of Convenience Store Specialties, Inc. The WCFC common stock was issued in reliance on an exemption from registration of such stock contained in Section 4(2) of the Securities Act of 1933, the rules and regulations promulgated thereunder by the Securities and Exchange Commission, and the laws of the State of Nevada.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter covered by this report.

Item 5.  Other Information.

     The Company sold all stock in its wholly owned subsidiary Entity Planners, Inc., a Nevada corporation ("EPI") and licensed various rights to the Company's intellectual property relating to entity structuring, asset protection, estate planning and tax reduction to Berry, Childers and Associates, an Arkansas limited liability company ("B&C") pursuant to a Stock Purchase Agreement dated June 30, 1998. The agreement provides for an aggregate purchase price of $20,000,000 including $250,000 for the shares of EPI and $17,470,000 in licensing fees payable to WCFC in the future. Mr. Cook will receive $2,280,000 of the purchase price for exclusively licensing the products listed in the license to the purchasers. No advanced payments were paid by B&C. Under the terms of the Agreement, B&C shall pay to WCFC an amount equal to seventy-five percent (75%) of Net Sales as defined in the agreement or thirty percent (30%) of Gross Sales during the term of the 5-year license up to a maximum price of $20,000,000.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibit 10.45 - Share Exchange Agreement , dated January 1, 1998, between WCFC & Quantum Marketing, Inc.

              Exhibit 10.46 - Stock Assignment Agreement dated January 1, 1998, between WCFC & Glendon H. Sypher.

              Exhibit 10.47 - Contract for Sale of Real Estate dated
                              January 20, 1998 by and between Ideal Travel
                              Concepts, Inc. and/or assigns and Kenneth B.
                              Lenoir (re: acquisition of Memphis property).

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K.
              None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q, period ending June 30, 1998 to be signed on its behalf by the undersigned duly authorized.


                                       Wade Cook Financial Corporation


August 7, 1998                         /s/ Wade B. Cook
---------------------                  ---------------------------------------
(Date)                                 Wade B. Cook, Chief Executive Officer


August 7, 1998                         /s/ Cynthia Britten
---------------------                  ---------------------------------------
(Date)                                 Cynthia Britten, Chief Accounting
                                       Officer