Form 10-Q
period 1998-09-30
WADE COOK FINANCIAL CORP
filed 1998-11-16
CIK 894417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998.

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________

                        Commission file number 000-29342

                         WADE COOK FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

         NEVADA                                     91-1772094
         (State or other jurisdiction               (I.R.S. employer
         of incorporation or organization)          identification number)

                          14675 Interurban Avenue South
                           Seattle, Washington  98168
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (206) 901-3000

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     64,383,630 shares of Common Stock, $0.01 par value, outstanding as of September 30, 1998.

                         WADE COOK FINANCIAL CORPORATION
                                    Form 10-Q
                                      Index



PART 1  --FINANCIAL INFORMATION...............................................1


Item 1.  Financial Statements.................................................1

     Condensed Consolidated Balance Sheets....................................1
     Condensed Consolidated Statements of Income..............................3
     Condensed Consolidated Statements of Cash Flow...........................5
     Notes to Interim Financial Statements....................................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................7

     General..................................................................7
     Liquidity and Capital Resources..........................................8
     Results of Operation....................................................10

Item 3  Quantitative and Qualitative Disclosures About Market Risk...........11


PART II  --OTHER INFORMATION.................................................12


Item 1. Legal Proceedings....................................................12


Item 2. Changes in Securities................................................14


Item 3. Defaults Upon Senior Securities......................................14


Item 4. Submission of Matters to a Vote of Security Holders..................14


Item 5. Other Information....................................................14


Item 6. Exhibits and Reports on Form 8-K.....................................16

                         PART 1 -- FINANCIAL INFORMATION


Item 1.  Financial Statements


                               Condensed Consolidated Balance Sheets
                                           (Unaudited)

                                                  September 30, 1998       December 31, 1997
                                                --------------------     -------------------
Assets:
  Current Assets:

    Cash and cash equivalents                    $         1,114,732     $           540,763
    Marketable securities                                  3,906,525               6,162,733
    Receivables, trade                                     3,100,641               3,283,183
    Inventory                                              2,840,649               1,312,366
    Receivables, employees                                 1,092,620                 992,263
    Other current assets                                     584,791                 486,855
                                                 -------------------     -------------------

  Total current assets                                    12,639,958              12,778,163
                                                 -------------------     -------------------

  Property and equipment, net of depreciation             11,750,172              10,425,159
                                                 -------------------     -------------------

  Goodwill, net of amortization                            2,603,034               2,637,669
                                                 -------------------     -------------------

  Other assets:
  Non-marketable investments                              17,884,073               7,330,460
  Receivables, employees                                   4,373,659               3,892,505
  Other                                                      144,640               4,340,182
                                                 -------------------     -------------------

  Total other assets                                      22,402,372              15,563,147
                                                 -------------------     -------------------

Total assets                                     $        49,395,536     $        41,404,138
                                                 ===================     ===================

Liabilities and Shareholders' Equity:
  Current Liabilities:
    Current portion of long-term debt                      1,024,514               1,445,000
    Book overdrafts                                          -0-                   2,156,305
    Accounts payable and accrued expenses                  7,616,440               6,450,485
    Margin loan in investment accounts                       586,735               2,766,824
    Taxes payable                                          5,107,746               5,417,063
    Deferred revenue                                       5,330,626               4,764,441
    Payables, related parties                              3,070,786                 827,752
                                                 -------------------     -------------------

  Total current liabilities                               22,736,847              23,827,870
Long-term debt                                             5,343,397                 821,182
                                                 -------------------     -------------------

Total liabilities                                         28,080,244              24,649,052
                                                 -------------------     -------------------

Minority interest                                          1,065,818                 687,945
                                                 -------------------     -------------------

Shareholders' Equity:
    Preferred stock                                                -                       -




    Common stock                                             695,792                 682,459
    Paid-in capital                                        4,973,768               3,651,386
    Prepaid advertising                                     (500,000)               (500,000)
    Retained earnings                                     15,620,042              12,233,296
                                                 -------------------     -------------------

                                                          20,789,602              16,067,141

  Less: common stock in treasury at costs:
    251,000 shares                                           540,128                       -
                                                 -------------------     -------------------

Total shareholders' equity                                20,249,474              16,067,141
                                                 -------------------     -------------------

Total liabilities, minority interest, and
    shareholders' Equity                         $        49,395,536     $        41,404,138
                                                 ===================     ===================


                        [This space intentionally blank]


                                       Condensed Consolidated Statements of Income
                                                     (Unaudited)


                                               For the Three Months Ended                For the Nine Months Ended
                                          -------------------------------------    --------------------------------------
                                           September 30,       September 30,        September 30,        September 30,
                                               1998                 1997                 1998                 1997
                                          ----------------    -----------------    -----------------    -----------------

Revenue, net of returns and discounts          $29,680,865          $30,867,873          $84,690,033          $71,340,343
                                          ----------------    -----------------    -----------------    -----------------

Costs and expenses:
  Cost of revenue                               11,715,258           12,397,795           38,478,298           27,653,051
  Selling, general and administrative           16,222,055           12,815,998           43,192,796           29,713,129
                                          ----------------    -----------------    -----------------    -----------------

Total operating costs                           27,937,313           25,213,793           81,671,094           57,366,180
                                          ----------------    -----------------    -----------------    -----------------

Income (loss) from operations                    1,743,552            5,654,080            3,018,939           13,974,163
                                          ----------------    -----------------    -----------------    -----------------

Other income (expense):
  Interest and dividends                           140,607              120,756              492,421              223,576
  Gain (loss) on trading securities               (305,205)            (238,842)             499,520              347,405
  Interest expense                                (357,071)             (96,661)            (658,388)            (245,423)
  Undistributed income (loss) from
    Equity investments                             (51,204)                   -             (303,214)                   -
  Licensing fees                                   853,891                    -              853,891                    -
  Other                                            109,146                3,674              134,459               (9,958)
                                          ----------------    -----------------    -----------------    -----------------

Total other income                                 390,164             (211,073)           1,018,689              315,600
                                          ----------------    -----------------    -----------------    -----------------

Income before income taxes                       2,133,716            5,443,007            4,037,628           14,289,763

Provision for income taxes                         746,801            2,894,758            1,413,170            6,026,332
                                          ----------------    -----------------    -----------------    -----------------

Income from continuing operations              $ 1,386,915        $   2,548,249          $ 2,624,458          $ 8,263,431
                                          ----------------    -----------------    -----------------    -----------------

Discontinued operations:

Income from operations of Entity
Planners, Inc. to be disposed of (net
of income taxes of $314,682 in 1998 and
$293,714 in 1997)                                       -               102,439              584,410              685,504

Operating income of Entity Planners,
Inc. during phase-out period (net of
income tax of $8,280 in 1998)                           -                     -               15,378                    -

Gain on disposal of Entity Planners,
Inc. (net of income tax of $87,500 in
1998)                                              162,500                    -              162,500                    -
                                          ----------------    -----------------    -----------------    -----------------

                                                   162,500              102,439              762,288              685,504
                                          ----------------    -----------------    -----------------    -----------------





Net income                                    $  1,549,415          $ 2,650,688           $3,386,746           $8,948,935
                                          ================    =================    =================    =================


Earnings per share
  Income from continuing operations                 $  .02                $ .04                 $.04                 $.14
  Income from discontinuing operations                   -                    *                  .01                  .01
  Income during phase-out period                         -                    -                    *                    -
  Gain on disposal                                       *                    -                    *                    -
                                          ----------------    -----------------    -----------------    -----------------

Net income                                          $  .02                $ .04                 $.05                 $.15
                                          ================    =================    =================    =================

Weighted average number of shares               64,383,630           60,348,411           64,383,630           60,348,411


* - not meaningful

                        [This space intentionally blank]

                     Condensed Consolidated Statements of Cash Flow
                                    (Unaudited)



                                                             Nine Months Ended
                                                             -----------------
                                             September 30, 1998         September 30, 1997
                                            --------------------       --------------------

Cash provided by operations                  $         7,385,721         $       12,533,086


Cash used in investing activities                    (11,033,507)               (12,356,805)



Cash used in financing activities:
     Proceeds from issuance of subsidiary's
     minority interest                                         -                    (72,655)
     Net borrowings                                    4,221,755                  1,582,095
                                            --------------------       --------------------


Net increase in cash                         $           573,969         $        1,685,721
                                            ====================       ====================





                        [This space intentionally blank]

                Wade Cook Financial Corporation and Subsidiaries
                      Notes to Interim Financial Statements
                               September 30, 1998




1.   Basis for Presentation
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to "Factors Affecting Future Results," and to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

3.   Discontinued Operations
     On June 30,  1998,  the  Company  sold the stock of Entity  Planners,  Inc.
     (EPI), a wholly-owned subsidiary of Wade Cook Financial Corporation (WCFC), which owns a five year licensing agreement with WCFC enabling it to provide entity structuring services relating to the topic of asset protection, estate planning and tax reduction. EPI was sold to a newly formed company by principals who have been involved in the production, selling, and marketing of products and seminars for the Company. The stock of EPI was sold for $250,000.

4.   Licensing Agreement
     With the sale of EPI, the licensing agreement between WCFC and EPI was transferred to the new owners. The agreement provides for aggregate licensing fees of $17.470 million payable with the future cash flows of the business transferred. The payment schedule requires, on a weekly basis, the remittance of an amount ranging from 70 to 75 percent of net sales or 30 percent of gross sales, whichever is greater, for a period of five years. The licensing agreement contains a renewal option.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This  Report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as "expects," "believe," "believes," "plans," "anticipate," "anticipates," "is anticipated," or stating that certain actions, events or results "will," "may," "should," or "can" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by the Company. Such risks and uncertainties include, but are not limited to, the Company's working capital deficiency, the effect that recent volatility in the stock market may have on the interest of customers in the Company's seminars, products and services and on the Company's own investments, the Company's ability to manage its growth and to integrate recent acquisitions, fluctuations in the commercial real estate market, failure of recently acquired hotel properties to perform as expected, the domination of the management of the Company by Wade B. Cook, the Company's CEO, the possibility of adverse outcomes in pending or threatened litigation involving the Company, consequences associated with the Company's failure to pay state and federal income tax when due, the Company's policy of committing available cash to additional investments, lack of liquidity in the Company's investments, and other risks and uncertainties discussed herein and those detailed in the Company's other Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For the convenience of the reader, the Company has attempted to identify forward-looking statements contained in this report with an asterisk (*). However, the omission of an asterisk should not be presumed to mean that a statement is not a forward-looking statement within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

General

     Wade Cook Financial Corporation is a holding company that, through its operating subsidiary, Wade Cook Seminars, Inc. ("WCSI"), conducts educational business seminars and produces and sells video and audio tapes, books and other written materials focused on investment strategies, financial planning and personal wealth management. The Company also holds interests in marketable securities, real estate, gold, oil and gas, and other venture capital limited partnerships and private companies. WCSI hosts Wealth Information Network ("WIN"), an Internet web site that allows subscribers to log on for information related to the stock market at http://www.wadecook.com. Two of the Company's operating subsidiaries, Left Coast Advertising, Inc., and Lighthouse Publishing Group, Inc., conduct advertising and publishing services, respectively, for the Company. In 1997, the Company acquired Worldwide Publishers, Inc., Origin Book Sales, Inc., Gold Leaf Press, Inc., and Ideal Travel Concepts, Inc., and to date in 1998 the Company has acquired Get Ahead Bookstores Inc. (retail education centers), Wade Cook Financial Education Centers, Inc. (bookstores), Quantum Marketing, Inc. (local sales and marketing offices) and Information Quest, Inc. (distribution of paging devices that transmit stock market data).

     The acquisition of the Best Western McCarran House, located in Sparks, Nevada, was completed during a prior quarter in 1998. Costs pursuant to the acquisition of the McCarran House and associated with the remodeling of that unit continue to be generated. The land, building, equipment, and furniture have a book value of $5.5 million, and with the purchase of the hotel, the Company assumed a $4.4 million long-term loan, which was recorded in the third quarter. As a result, it is likely that the Company will restate its financial results for prior periods. During the third quarter, the Company was negotiating the acquisition of an additional 50% interest in the property formerly known as the St. George Hilton Inn, in St. George, Utah, bringing the Company's ownership to 100%. The property is currently being improved for re-flagging as a Four-Point hotel by Sheraton. Additionally, during the third quarter, the Company was negotiating an increase in its ownership of the Airport Ramada Suites, located in Salt Lake City, Utah, from 25% to 75%.

     Although the Company, principally as the result of activities of WCSI, has been profitable in the past, it has experienced dramatic growth, acquired or established new businesses, increased general and administrative expenses, and made investments in hotel and other projects outside the traditional business of WCSI which have reduced profits in recent periods. In addition, revenue from WCSI has been lower in recent periods than in comparable periods in the past. The Company cannot predict the effect that recent world economic conditions or stock market volatility will have on the interest of investors in the seminars and other products and services of WCSI, or on WCSI's revenue or profits. There can be no assurance that the Company's operation will be profitable in the future.

Liquidity and Capital Resources

     At September 30, 1998, the Company had current assets of $12.6 million and current liabilities of $22.7 million, resulting in a working capital deficit of $10.1 million. The working capital deficit at December 31, 1997 was $11.0 million. Current liabilities at September 30, 1998 include $5.3 million in deferred revenue, which results principally from payments received from persons who have signed up and paid in advance for future pager services from Information Quest, subscriptions to the WIN website or to attend seminars not yet held. Current liabilities at September 30, 1998 also include $5.1 million in taxes payable, which includes approximately $2.7 million in delinquent payments owed on 1997 state and federal taxes. The Company has not made estimated tax payments with respect to income taxes in 1998. The accrued liabilities do not include penalties and interest, which may be material.

     Mr. Wade B. Cook, the Company's largest shareholder and CEO agreed to forego $2.0 million in royalties for the quarter ended September 30, 1998, to assist with the Company's cash flow requirements. At September 30, 1998, the Company had payables to related parties of $3.0 million, which represent principally royalties owed to Mr. Cook which do not include the royalties Mr. Cook agreed to forego.

     The market value of the Company's marketable securities decreased from $6.1 million at December 31, 1997 and $4.4 million at June 30, 1998 to $3.9 million at September 30, 1998, due to sales of securities and the lower value of the retained portfolio due to lower stock prices. Inventory increased from $1.3 million at December 31, 1997 to $2.8 million at September 30, 1998 due principally to increases in inventory to support expanded product lines, including products of subsidiaries acquired in the fourth quarter of 1997. At September 30, 1998 the Company also had receivables from related parties of $4.3 million consisting principally of term loans to employees and directors, the majority of which are secured by mortgages on real property.

     The Company's principal source of cash has been from the operation of its investment seminars and sales of tapes, books and other materials focused on business strategies, financial planning and personal wealth management. The Company does not have an established bank line of credit. Cash provided by operations decreased from $12.5 million and $5.9 million in the nine-and three-month periods ended September 30, 1997 to $7.4 million and $1.6 million in the nine- and three-month periods ended September 30, 1998. This decrease reflected principally losses of businesses acquired in 1997 and 1998, but also reflected a reduction in revenue from the Company's seminars and related businesses in the quarter ended September 30, 1998.

     Cash generated from borrowing was $4.2 million and $5.3 million for the nine-and three-month periods ended September 30, 1998, compared with $1.6 million and $3.6 million in the comparable periods in 1997, as the Company borrowed funds in connection with its investment in hotel activities.

     The Company continues to use cash to acquire interests in hotel properties and other businesses. See "General" and Part II, Item 5 of this report. Use of cash for these purposes has significantly exceeded cash generated by operations. Net cash used in investment was $11.0 million and $6.7 million for the nine-and three-month periods ended September 30, 1998, compared with $12.2 million and $8.7 million in the comparable periods in 1997.

     Non-marketable investments increased from $7.3 million at December 31, 1997 and $10.3 million at June 30, 1998 to $17.9 million at September 30, 1998, due principally to additional investments in hotel properties. The primary addition to the hotel investments was the completion of the acquisition of the Best Western McCarran House. See "General" and Part II, Item 5 of this report.

     The Company's non-marketable investments include the following:


                                                    Investment
               Description of Investment            (in dollars)
          ------------------------------------------------------

          Oil and gas properties                  $    1,050,000

          Hotel and motel investments                 12,464,525

          Investments in undeveloped land              2,610,263

          Private companies -- Various                 2,062,500
          industries
                                               -----------------

                                                      18,187,288

          Less: undistributed income (loss)             (303,215)
                                               -----------------

          Total non-marketable investments        $   17,884,073
                                               =================


     The Company's policy of using available cash to acquire developing businesses and non-marketable investments and its working capital deficit have resulted in constraints on liquidity, including failure to pay tax obligations when due.

     The Company has significant cash commitments and requirements in future periods in addition to commitments and requirements related to activities described in the Company's reports on Form 10-K for the year ending December 31, 1997. These commitments include, but are not limited to, the following:

     Under the terms of a contract with the Hewlett Packard Company ("HP"), the Company has agreed to pay to HP an aggregate of $1.4 million dollars for the development of an inter-office communications network.

     In March 1999, the Company is obligated to make a $1.1 million payment on the long-term loan assumed by the Company in connection with the acquisition by the Company of the Best Western McCarran House in Sparks, Nevada.

     The Company also anticipates spending up to $1.4 million over the next six months for improvements to its hotel properties, but this amount could be exceeded.*

     The  Company   regularly   evaluates   other   acquisition  and  investment
opportunities, and additional cash resources may be devoted to pursuing such opportunities.

     In addition to cash received from its own operations, the Company is entitled to receive payment under its license agreement with Entity Planners Inc.("EPI") based on a percentage of sales, but not less than $35,539 per week which represents the minimum weekly payment due ($40,385) less 12% payable to Mr. Cook personally pursuant to a prior understanding between Mr. Cook and the Company. See Part II, Item 5 of this Report. Receipt of these payments may, as a practical matter, be dependent on the success of the business in the hands of the buyers.

     The Company has acquired new businesses, has continued to fund these businesses in anticipation of future revenues, and has continued its policy of committing available cash to acquisitions of new businesses and other investments. Cash flow from operations, which has historically been the Company's principal source of cash for working capital, has decreased in recent periods.

     If the Company is required to generate cash for working capital purposes from its non-marketable investments, it may not be able to liquidate investments in a timely manner, in a manner that allows the Company to realize the full value of the investments. Failure to generate adequate cash resources for working capital could require the Company to cut back operations, delay expansion and development projects, or cause the Company to be unable to meet obligations in a timely manner.

     The Company is a party to various government investigations and legal proceedings. See Part II, Item 1, of this report. Although the Company does not presently anticipate material liability under any of these matters, the legal fees and other costs involved may be material.* If the Company were found to be liable in certain of these proceedings, the liability could be material. In addition, if government agencies charge the Company with violation of certain consumer protection or other laws and establish such violations, they could seek to require the Company to pay material penalties or to refund money paid to the Company by seminar attendees within their jurisdiction or significantly change the manner in which the Company's business is conducted. Any such result could materially adversely affect the Company's financial condition or results of operations.

Results of Operations

     Revenue from continuing operations were $84.7 million and $29.7 million for the nine-and three-month periods ended September 30, 1998 respectively compared with $71.3 million and $30.9 million for the comparable periods in 1997. Revenue for the nine-and three-month periods ended September 30, 1998 included $7.4 million and $2.7 million, respectively, from subsidiaries acquired during and after the third quarter of 1997. The decrease in revenue in the third quarter of 1998 compared with the comparable quarter in 1997 resulted principally from the sale of EPI. Income from the license arrangement made in connection with the sale of EPI is now accounted for as other income under licensing fees.

     Cost of revenue for the nine-and three-month periods ended September 30, 1998 was $38.5 million (45.5% of revenue) and $11.7 million (39.4% of revenue) respectively, compared with $27.6 million (38.7% of revenue) and $12.4 million (40.2% of revenue) for the comparable periods in 1997. The decrease in cost of revenues in the quarter ended September 30, 1998 resulted principally from a decrease in a royalty expense payable to Mr. Cook as the result of his agreement to forego royalties in the third quarter of 1998.

     Selling, general and administrative costs for the nine-and three-month periods ended September 30, 1998 were $43.2 million (50.8% of revenue) and $16.2 million (54.4% of revenue), respectively, compared with $29.7 million (41.6% of revenue) and $12.8 million (41.5% of revenue) in the comparable periods in 1997. The increases are principally the result of increased payroll and related expenses, printing and production of marketing materials and other costs related to expansion of the Company's business activities and newly acquired subsidiaries, and increases in legal and accounting expenses related to legal compliance, litigation and investigations.

     Other income was $390,000 and $1.0 million for the nine- and three-month periods ended September 30, 1998, respectively, compared with $315,600 and a loss of $211,073 in the comparable periods of 1997. During the quarter ended September 30, 1998, the Company experienced a loss on trading in securities of $305,000, but income on trading in securities for the nine months ended September 30, 1998 was $500,000. The Company records its investment in trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and therefore, adjusts marketable securities to market value, thereby reflecting changes in market value through the income statement in the current period. Increases in interest and dividends received in the nine- and three-month periods ended September 30, 1998 were more than offset by increases in interest expense resulting from increased debt incurred in connection with hotel investments.

     Income before income taxes for the nine-and three-month periods ended September 30, 1998 was $4.0 million (4.7% of revenue) and $2.1 million (7.1% of revenue) respectively, compared with $14.3 million (20.0% of revenue) and $5.4 million (17.6% of revenue) in the comparable periods in 1997. Provisions for income taxes were $1.4 million (1.6% of revenue) and $747,000 (2.5% of revenue) in the nine-and three-month periods ended September 30, 1998, compared with $6.0 million and $2.9 million in the comparable periods in 1997. Provisions for income taxes are based on statutory rates.

     During the third quarter of 1998, the Company sold the stock of EPI and recognized a gain on the disposal of $162,500 (net of provision for income taxes).


Item 3:  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

     The following is a description of previously unreported material threatened or pending legal proceedings and updated information regarding previously reported material threatened or pending legal proceedings to which the Company or any of its subsidiaries is a party or which any of their properties is subject:

     Litigation with ART and ITEX. On February 4, 1998, the Company filed a complaint against Associated Reciprocal Traders, Ltd. ("ART") and its parent corporation ITEX, in the Superior Court of King County in the state of Washington. In the complaint, the Company alleged that ITEX/ART breached the terms of an agreement dated December 29, 1995 between the Company and ITEX/ART (the "Advertising Agreement") by not providing the Company $500,000 worth of media credits for radio advertising. On the same day, ITEX /ART filed a lawsuit against the Company alleging that the Company had failed to deliver an aggregate of 1,800,000 shares of the Company to ART as required under the Advertising Agreement and seeking to lift the stop transfer order placed on the shares by the Company. In July 1998, the Court issued a preliminary ruling stating that the Company is not required to deliver stock certificates to ITEX/ART and may refuse to allow the stock to be sold until the issue of whether or not ITEX/ART has breached the contract is decided. A trial date has been set for June 21, 1999.

     Investigation by the U.S. Securities and Exchange Commission. The Company is currently the subject of an investigation by the Securities and Exchange Commission ("SEC"), In the Matter of Wade Cook Seminars, Inc., pursuant to which the SEC is investigating possible violations of Sections 5(a), 5(c) and 17(a) of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Sections 203(a) and 206(1) and (2) of the Investment Advisers Act. The SEC has informed the Company that the investigation should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be construed as an adverse reflection on the merits of the securities involved or on any person or entity. The Company presently intends to cooperate fully with the investigation.* Although no civil or criminal charges have been brought and the Company does not believe that it or its officers or directors have violated applicable laws, no assurance can be given that enforcement proceedings will not be brought against the Company, or its officers or directors, or as to the outcome of any proceedings that are brought.*

     Investigation by the state of Washington. Since September 1996, the Washington State Securities Division has been investigating Mr. Cook, WCSI, and the Company. The Company has been informed that the investigation is being performed pursuant to RCW 21.20.370 and 21.20.700. Although no civil or criminal charges have been brought and the Company does not believe that it or its officers or directors have violated applicable laws, no assurance can be given that enforcement proceedings will not be brought against the Company, or its officers or directors, or as to the outcome of any proceedings that are brought.*

     Wade B. Cook v. Anthony Robbins and Robbins Research International, Inc. On June 18, 1997, Mr. Cook filed a copyright infringement suit in the United State District Court, Western District of Washington, against Anthony Robbins and Robbins' Research International, Inc. seeking damages and injunctive relief. On October 1, 1998, the United State District Court, Western District of Washington, rendered a unanimous jury verdict in favor Mr. Cook and ordered the defendants to pay damages in the amount of $655,900.00.

     Wade Cook Seminars, Inc. v. Anthony Robbins, Options Management, Inc., Charles Mellon, and Robbins Research International, Inc. On October 4, 1996, WCSI and Mr. Cook filed a complaint in the Superior Court of King County in the state of Washington against Charles Mellon, Anthony Robbins, Options Management, Inc., and Robbins Research International, Inc. seeking damages and injunctive relief for unfair competition, misappropriation of trade secrets, breach of a non-compete agreement and inducement to breach the non-compete agreement. On November 26, 1997, the unfair competition and misappropriation of trade secrets claims were dismissed. The Company and Mr. Cook are appealing the dismissal with the Washington State Court of Appeals. WCSI and Mr. Cook were granted a voluntary dismissal without prejudice on the claims relating to the non-compete agreement.

     County of Fresno. On March 5, 1998, the Company was informed by the County of Fresno, California, Office of the District Attorney Business Affairs Unit ("BAU") that BAU has concluded that the seminar sales contracts used by the Company in California did not comply with sections 1678.20 through 1693 of the California Civil Code which provides for a notice of three day right of cancellation on seminar sales solicitation contracts. In addition, BAU contends that the Company may have engaged in unlawful, unfair and fraudulent business acts or practices. According to the BAU, the potential penalties for such violations could include injunctive relief, restitution and civil penalties of up to $2,500 for each violation. The Company currently provides its customers seven days to cancel all sales contracts. The Company has retained local counsel and is cooperating with the BAU to resolve the matter. Although no civil or criminal charges have been brought, no assurance can be given that enforcement proceedings will not be brought against the Company or its officers or directors or as to the outcome of any proceedings that are brought. The Company has not yet made an estimate of its potential exposure or determined the impact on its financial statements and has not made provisions for losses, if any.

     State of Texas v. Wade B. Cook and Wade Cook Seminars, Inc. On May 1, 1998, the Attorney General of Texas filed a lawsuit in the District Court of Bexar County, Texas. The state of Texas contends that the Company has engaged in false, deceptive and misleading acts and practices in the course of trade and commerce as defined in the Texas Deceptive Trade Practices-Consumer Protection Act. Specifically, the state of Texas contends that the Company's sales contracts fail to have the statutorily required notice of the three day right to cancel. The petition seeks a temporary injunction, restitution and penalties against the Company. The Company currently provides its customers seven days to cancel all sales contracts. The Company believes that it has not intentionally engaged in false, deceptive and misleading acts and has retained local counsel to contest this lawsuit.* The Company has not yet made an estimate of its potential exposure or determined the impact on its financial statements and has not made provisions for losses, if any.

     Texas Unauthorized Practice of Law Committee. In March 1998, the District 4 Subcommittee of the Unauthorized Practice of Law Committee in the state of Texas sent a request to WCSI (f/k/a United Support Association) and two former employees of the Company asking that the parties sign an agreement to voluntarily cease and desist in activities which may constitute the unauthorized practice of law in Texas. The Committee alleged that WCSI offered to set up Nevada corporations, Living Trusts, Keogh Plans and Corporate Pension Plans,
Family Limited Partnerships, Massachusetts Business Trusts, and Charitable Remainder Trusts. The Committee further alleged that WCSI advised clients about legal structuring, legal advantages and legal strategies associated with such entities, and provided specific proposals for structuring an individual's assets and businesses. The Company declined to enter into a voluntary cease and desist on behalf of the former employees named in the request because they no longer work for the Company. The Company has subsequently divested that portion of its business associated with the activities specified in the request and, in any event, does not believe that such activities constitute the unauthorized practice of law in the state of Texas.*

     Wade Cook Financial Corporation v. Zygon International, Inc. and Dane Spotts / Dane Spotts v. Wade Cook, et al. On March 17, 1998 Horizon Environtech, LP, a Nevada Limited Partnership, and Wade Cook, d/b/a/ Swiss-American Publishing, Ltd., filed a lawsuit against Zygon International, Inc., a Washington corporation ("Zygon"), in the Superior Court of King County in the state of Washington alleging that Zygon breached contractual obligations to pay royalties, engaged in unfair competition, mismarked copyrights and engaged in misrepresentation and/or deceptive acts. On September 30, 1998, Dane Spotts, former president of Zygon, filed suit against Mr. Cook and the Company, among others, in

United States District Court for the Western District of Washington alleging copyright infringement, trademark violation, breach of contract and unjust enrichment. Both complaints relate to the ownership of intellectual property rights in materials used for the promotion of WCSI products. On or about October 20, 1998 both parties agreed to settle the above claims which settlement did not result in any material gain or loss to the Company.

     Wade Cook Financial Corporation, et al. v. Publishers Distribution Center, Inc., et al. On September 17, 1998, the Company filed a lawsuit against Publishers Distribution Center, Inc. ("PDC"), a Utah Corporation, and William Beutler, Cora Beutler, and Scott Beutler, as individuals, in the United States District Court, District of Utah, Central Division. Shortly after filing a complaint in the United States District Court, the Company dismissed that action and refiled its complaint in Third Judicial District Court, Salt Lake County in the state of Utah. The complaint alleges fraud and negligent misrepresentation relating to the Company's attempted purchase of PDC and requests restitution in the amount of $420,000 in addition to other relief. PDC has filed counterclaims against the Company alleging fraud, breach of fiduciary duty and conversion. No trial date has been set.

     Attorney General for the State of Illinois. In July of 1998, the Illinois Attorney General's Consumer Fraud Division initiated a formal investigation to determine whether the Company has engaged in unlawful practices in the state of Illinois. To date, the Illinois Attorney General has only issued a Civil Investigative Demand, requesting specific information and Company records, to which the Company has responded. The Company does not believe that it has engaged in any unlawful activities in the state of Illinois and is cooperating fully with the Illinois Attorney General's investigation.*

Item 2.  Changes in Securities.

     On September 9, 1998, the Company issued 45,000 shares of restricted common to Tom Cloward in exchange for all the issued and outstanding common stock of Information Quest, Inc. pursuant to the terms of a Share Exchange Agreement dated January 1, 1998 with Information Quest. The restricted common stock was issued in reliance on exemptions from registration provided by Section 4(2) of the Securities Act and the laws of the state of Nevada.

     On September 9, 1998, the Company issued 45,000 shares of restricted common to Robert Hondel in exchange for all of the issued and outstanding common stock of Quantum Marketing, Inc. pursuant to the terms of a Share Exchange Agreement dated January 1, 1998 with Quantum. The restricted common stock was issued in reliance on exemptions from registration provided by Section 4(2) of the Securities Act and the laws of the state of Nevada.

     On September 9, 1998, the Company issued 54,182 shares of restricted common stock to Curtis E. Ledbetter for the surrender of Ledbetter's interest in Eagle Bay Resources and all rights held thereunder and as partial consideration for a 50% interest in Standard American Oil Company. The restricted common stock was issued pursuant to the terms of a Stock Purchase Agreement dated February 24, 1998 and in reliance on exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and the laws of the state of Nevada.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter covered by this report.

Item 5.   Other Information.

     Standard American Oil Company Stock Purchase. On August 3, 1998, the Company entered into a stock purchase agreement with Standard American Oil Company, a Nevada corporation formerly incorporated under the name Solid Rock Investment, Inc. ("Standard"), and RMS Trust, a Nevada Trust. Under the terms of the agreement, the Company agreed to purchase a 50% interest (10,000,000 shares) in Standard in exchange for $750,000. To date, the Company has received 10,000,000 shares in Solid Rock Investment, Inc. which are convertible into an equal number of shares of Standard. In addition, under the terms of the agreement the Company may contribute up to $750,000 and receive additional shares of Standard common stock at the price of $0.10 per share. The Company does not presently intend to purchase additional stock.

     Sale of Entity Planners, Inc. ("EPI"). On June 30, 1998, the Company, EPI and Berry, Childers & Associates, L.L.C. ("BCA") entered into a Stock Purchase Agreement pursuant to which BCA agreed to pay to the Company an aggregate amount of $20,000,000, consisting of $250,000 for all the outstanding shares in EPI held by the Company, $17,470,000 for certain exclusive licenses and licensed products of the Company and $2,280,000 for certain exclusive licenses and licensed products of Wade Cook, the individual. Pursuant to the terms of the Stock Purchase Agreement, the entire amount was payable over a period of 260 weeks in amounts determined based on percentages of the net and gross sales of EPI.

     The Stock Purchase Agreement was subsequently amended on September 30, 1998 to provide that BCA will pay the Company, on a weekly basis, an amount equal to 70%-75% of Net Sales (as defined in the agreement) of EPI or an amount equal to 30% of the Gross Sales (as defined in the agreement) of EPI whichever is greater, for a period of 260 weeks. If the parties agree to renew the WCFC license, such payments will be 65% and 30%, respectively. Notwithstanding the foregoing, in no event will EPI's weekly payment to the Company be less than $40,385.00 per week. Pursuant to a prior understanding between the Company and Mr. Cook, 12% of any amounts payable under the payment schedule set forth above is payable to Mr. Cook and 88% is payable to the Company

     Interjet Net Corporation ("Interjet") stock purchase. On August 27, 1997, the Company entered into a subscription agreement for the purchase of 256,410 shares of restricted common stock from Picometrix Inc., a Delaware corporation for an aggregate of $500,000. Subsequently, Picometrix, Inc. changed its name to Interjet. Additionally, on August 27, 1997 the Company purchased a warrant to purchase 512,821 shares of Interjet restricted common stock at the price of $1.95 a share. On August 1998, the Company exercised this warrant in full.

     Year 2000. Many computer systems experience problems handling dates in and beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is currently assessing both the readiness of its internal computer systems, software and embedded chips for handling the year 2000. The Company intends to complete this testing process of all significant applications and systems by June 1999.* The Company expects to implement successfully any systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition.* The Company does not have any contingency plans with respect to year 2000 issues.

There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations or financial condition.

     The Company is also assessing and addressing the possible effects on the Company's operations of the year 2000 readiness of key suppliers and other vendors. The Company's reliance on suppliers and vendors, and therefore, on the proper functioning of their information systems and software, means that their failure to address year 2000 issues could have a material impact on the Company's operations and financial results. However, the potential impact and related costs are not known at this time. The Company can give no guarantee that the systems of other companies upon which the Company relies will be converted on time or that failure to convert by another company would not have a material adverse affect on the Company.

     The Company has entered into an agreement with HP to develop an inter-office communications network that will connect the Company's departments and operating systems for a total cost of $1.4 million. The new system will replace an older network system. The development and installation of this network is unrelated to the Company's year 2000 assessment and testing efforts. HP has represented to the Company that the new system is year 2000 compliant.

     Stock Repurchase Program initiated on February 25, 1998. On February 25, 1998, at a special meeting of the Board of Directors, the Board initiated a program to buy back up to one million shares of outstanding Company stock over a six-month period. The total number of shares purchased under the stock buy-back was 251,000 shares, and the price for the repurchased shares totaled five hundred and forty thousand one hundred twenty eight dollars and ten cents ($540,128.10). All shares reacquired by the Company under the repurchase program are retired as treasury stock. Currently, the Stock Repurchase Program has expired and there are no plans to initiate another such repurchase program in the future.*

     Resignation of John V. Childers. On October 9, 1998, John V. Childers resigned from the Board of Directors for Wade Cook Financial Corporation. To date, a replacement has not been selected or approved.

     Resignation of Cheryle Hamilton. On November 1, 1998, Cheryle Hamilton resigned for the Board of Directors for Wade Cook Financial Corporation. To date, a replacement has not been selected or approved.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     2.1 Stock Purchase Agreement dated June 30, 1998, by and among the Company, Entity Planners, Inc., and Berry, Childers & Associates, L.L.C.

     2.2 Amendment to Stock Purchase Agreement dated September 30, 1998 by and among the Company, Entity Planners Inc. and Berry, Childers & Associates, L.L.C.

     10.1 Stock Incentive Plan

     10.2 Exclusive Product License Agreement dated June 30, 1998 by and between Wade B. Cook and Entity Planners, Inc.

     10.3 Exclusive Product License Agreement dated June 30, 1998 by and between Wade Cook Financial Corporation and Entity Planners, Inc.

     10.4 Open Ended Product Agreement between the Company and Wade Cook dated 3/20/98

     10.5 Amendment to Open Ended Product Agreement dated November 13, 1998 by and between the Company and Wade Cook

     27.1 Financial Data Schedule

     99.1 Resignation of John V. Childers

     99.2 Resignation of Cheryle Hamilton

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the period.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q, period ending September 30, 1998 to be signed on its behalf by the undersigned duly authorized.

                                     Wade Cook Financial Corporation

November 13, 1998                    /s/ Wade B. Cook
---------------------                --------------------------------------
(Date)                               Wade B. Cook, Chief Executive Officer


November 13, 1998                    /s/ Cynthia Britton
---------------------                --------------------------------------
(Date)                               Cynthia Britton, Chief Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION

Exhibit 2.1 Stock Purchase Agreement dated June 30, 1998, by and among the Company, Entity Planners, Inc., and Berry, Childers & Associates, L.L.C.

Exhibit 2.2 Amendment to Stock Purchase Agreement dated September 30, 1998 by and among the Company, Entity Planners Inc. and Berry, Childers & Associates, L.L.C.

Exhibit 10.1   Stock Incentive Plan

Exhibit 10.2 Exclusive Product License Agreement dated June 30, 1998 by and between Wade B. Cook and Entity Planners, Inc.

Exhibit 10.3 Exclusive Product License Agreement dated June 30, 1998 by and between Wade Cook Financial Corporation and Entity Planners, Inc.

Exhibit 10.4 Open Ended Product Agreement between the Company and Wade Cook dated 3/20/98

Exhibit 10.5 Amendment to Open Ended Product Agreement dated November 13, 1998 by and between the Company and Wade Cook

Exhibit 27.1   Financial Data Schedule

Exhibit 99.1   Resignation of John V. Childers

Exhibit 99.2   Resignation of Cheryle Hamilton