Form 10-K
period 1998-12-31
WADE COOK FINANCIAL CORP
filed 1999-04-01
CIK 894417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998.

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

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

Aggregate market value of the Registrant's Common Stock held by non-affiliates as of February 12, 1999 was approximately $13,337,888. The number of shares of the Registrant's Common Shares outstanding as of December 31, 1998 was 64,383,730.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the following documents are incorporated by reference to Part III of this Form 10-K: (1) Proxy Statement to be filed for registrant's 1998 Annual Meeting of Stockholders.

                     Exhibit Index Appears at Page 27

Note Regarding Forward Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as "expects," "believe," "believes," "plans," "anticipate," "anticipates," "is anticipated," or stating that certain actions, events or results "will," "may," "should," or "can" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Forward-looking statements are based on expectations, estimates and projections of the Company's management at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by the Company. Such risks and uncertainties include, but are not limited to, the Company's working capital deficiency and liquidity constraints, the effect that volatility in the stock market may have on the interest of customers in the Company's seminars, products and services and on the Company's own investments, the Company's ability to manage its growth and to integrate recent acquisitions, fluctuations in the commercial real estate market, risks of the hotel business and failure of recently acquired hotel properties to perform as expected, the control of the management of the Company by Wade B. Cook, the Company's CEO, the possibility of adverse outcomes in pending or threatened litigation and regulatory investigations and actions involving the Company, consequences associated with the Company's policy of committing available cash to additional investments, lack of liquidity in the Company's investments and other risks and uncertainties discussed herein and those detailed in the Company's other Securities and Exchange Commission filings. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis, estimates and opinions as of the date hereof. The Company undertakes no obligation to update forward-looking statements if circumstances, or management's analysis, estimates or opinions should change. For the convenience of the reader, the Company has attempted to identify forward-looking statements contained in this report with an asterisk (*). However, the omission of an asterisk should not be presumed to mean that a statement is not a forward-looking statement within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

Item 1.  Business

Overview

Wade Cook Financial Corporation (formerly known as Profit Financial Corp.) is a Nevada holding company. Unless the context otherwise requires, the terms "WCFC" and "the Company" refer to Wade Cook Financial Corporation and its consolidated subsidiaries. Prior to December 1997, the Company was incorporated in the state of Utah. The Company's most significant subsidiary is Wade Cook Seminars, Inc. ("WCSI") through which the Company conducts educational business seminars, produces and sells video and audio tapes and distributes books and other written materials focusing on financial and personal wealth creation strategies. In addition, the Company has several publishing subsidiaries that publish books and other written materials relating to personal finance, inspirational themes and other topics. The Company also provides subscription Internet access and paging services and maintains an investment information network on the Internet. The Company owns interests in hotels and holds interests in marketable securities, real estate, gold, oil and gas, and other venture capital partnerships and private companies. The Company's principal executive offices are located at 14675 Interurban Avenue South, Seattle, Washington 98168-4664, and its telephone number at that address is (206) 901-3000.

Acquisition of Wade Cook Seminars, Inc. In 1995, the Company acquired all the issued and outstanding capital stock of WCSI (formerly known as United Support Association, Inc.), a corporation controlled by Wade B. Cook, in exchange for a controlling interest in the Company. The transaction was accounted for as a reverse acquisition. As a result, the Company became the parent company of WCSI and the historical financial results of WCSI became the historical financial results of the Company.

Other Acquisitions.

In August 1997, the Company acquired Worldwide Publishers, Inc. ("Worldwide"), a publisher of inspirational and childrens' books, Origin Book Sales, Inc. ("Origin"), a seller of books, audio cassettes, art and software and the exclusive distributor for Worldwide ("Worldwide"); Gold Leaf Press, Inc. ("Gold Leaf"), a publisher of fiction and non-fiction books; and Ideal Travel Concepts, Inc. ("Ideal"), a provider of travel related services and travel agent training. The aggregate consideration in these acquisitions consisted of a cancellation of $275,000 in indebtedness to the Company and 423,294 shares of the Company's common stock.

Also in August  1997,  the  Company  acquired  an  aggregate  of 769,231  shares
(approximately 5.1%) of the common stock of Interjet Net Corporation, a wireless, high speed Internet access provider, for a total purchase price of $1,500,000.

In January 1998, the Company acquired Quantum Marketing, Inc. ("Quantum"), a corporation that provides local marketing of WCSI products and services. The Company acquired all the issued and outstanding capital stock of Quantum in exchange for 45,000 shares of the Company's common stock for a deemed purchase price of $189,000.

In January 1998, the Company was assigned all interests in Information Quest, Inc. ("IQ"), a corporation that markets a paging service that provides subscribers with up to date stock market and financial information. The Company received all the issued and outstanding capital stock of IQ in exchange for 45,000 shares of the Company's common stock for a deemed purchase price of $188,000.

During 1998, the Company acquired majority interests in several hotel properties located in the western United States in exchange for cash, and in some cases, in exchange for relinquishing or reducing certain interests in other properties. See "Business - Hotels and Commercial Real Estate." Reference is made to Notes Q, R and S of the Notes to Financial Statements included in Item 14 of this report for further information concerning the above acquisitions.

In August 1998, the Company acquired a fifty percent (50%) interest in Standard American Oil Company for a total purchase price of $750,000. Standard is engaged in the business of developing and marketing asphalt patching products.

In addition, during 1998, the Company made minority investments in two oil wells.

Sale of Entity Planners, Inc.

In June 1998, the Company, through WCSI entered into a Stock Purchase/Licensing Agreement pursuant to which it divested its interest in Entity Planners, Inc. ("EPI") in exchange for $250,000. EPI has a licensing agreement with the Company pursuant to which the Company is entitled to receive up to an aggregate of $17,470,000 in licensing fees through the year 2003.

Strategy

The Company provides financial education and information to the growing number of individual investors in the U.S. According to the United States Federal Reserve, the value of household corporate equities holdings has increased from $903 billion in 1980 to $4.78 trillion in 1996. The Company believes this is due both to population increases within the United States and to the recent growth in the market value of corporate securities. The Company has positioned itself to benefit from these trends.

The majority of the Company's programs, products and services are based on the financial and investment strategies of its founder, Wade B. Cook. Mr. Cook has developed these programs and products based on his belief that people want to learn how to: (a) increase their wealth by increasing their cash flow; (b) minimize their federal and state income taxes; (c) use entities, such as Nevada corporations, family limited partnerships, living trusts, qualified pensions, and charitable remainder trusts, to protect their assets; (d) retire with sufficient income from their assets to maintain a comfortable standard of living; and (e) pass on their accumulated wealth and assets to their loved ones without the complexities of probate.

The Company will seek to expand market share for its existing products and services and to create new products and services that complement and extend existing lines, while diversifying its business.* The Company also will seek to improve its bottom line by reducing overhead, using existing distribution channels and enhancing customer service.* In order to accomplish these objectives, the Company has initiated a strategic plan consisting of the following elements:

     o Making strategic acquisitions and divestitures to extend product lines that complement the Company's core business of financial education;

     o    Developing new products and services;

     o Acquiring licenses for additional books, audio tapes, seminars, video tapes and other intellectual property from Mr. Cook and others in order to expand the scope of financial education available to customers of the Company;

     o Diversifying the authors and seminar leaders promoted by the Company in order to offer students a choice of investment strategies, styles and philosophies; and

     o    Making more efficient use of administrative resources.*

The Company intends to expand its core business of marketing and presenting financial education seminars.* The Company has also recently begun providing subscription Internet access and pager services. The Company believes that these businesses provide good opportunities for growth and complement the Company's core business of financial education.*

In 1997 and 1998, with the view to diversifying its asset base, the Company acquired interests in several hotel properties in the western United States. The Company believes that these properties lend stability to its business while offering potential for long-term growth.

Business Segments and Principal Subsidiaries

The Company's core business is financial education, which it conducts through its seminar and publishing concerns. This core business is complemented by bookstores and education centers that focus on financial education, a pager service that provides up-to-date financial information and a subscription-based web site, the Wealth Information Network ("WIN"), that provides additional information about the strategies taught in the Company's seminars and publications.

The following table shows, for the years ended 1998, 1997 and 1996, the percentage of revenues derived from each business segment in which the Company operates:

       Business Segment                    1998       1997      1996
       ----------------                    ----       ----      ----
       Seminars                             65%        65%       64%
       Product Sales (1)                    18%        31%       36%
       Travel Services                       5%         4%        -
       Hotels (2)                            3%         -         -
       Pager Services (2)                    8%         -         -
       Other (2) (3)                         1%         -         -
---------------

(1)  Includes WIN

(2)  Represents revenues of a business segment of the Company acquired in 1998.

(3)  Consists principally of sales from retail bookstores

The Company's principal subsidiaries are engaged in the following activities:

     o    Financial education seminars;
     o    Publishing;
     o    Retail;
     o    Commercial real estate;
     o    Various non-real estate investments; and
     o    Support services.

At December 31, 1998, the Company's wholly-owned subsidiaries were:


                                                                                             State of
Corporate Name (1)                                   Principal Business                    Incorporation
------------------                                   ------------------                    -------------
Wade Cook Seminars, Inc.                          Financial Education Seminars                 Nevada
Lighthouse Publishing Group, Inc.                 Publishing                                   Nevada
Left Coast Advertising, Inc.                      Support Services                             Nevada
Bountiful Investment Group, Inc.                  Commercial Real Estate                       Nevada
Ideal Travel Concepts, Inc.                       Support Services                             Nevada
Origin Book Sales, Inc.                           Publishing                                    Utah
Worldwide Publishers, Inc.                        Publishing                                    Utah
Gold Leaf Press, Inc.                             Publishing                                   Nevada
Get Ahead Bookstores, Inc.                        Retail (bookstores)                          Nevada
Quantum Marketing, Inc. (2)                       Support Services                             Nevada
Information Quest, Inc.                           Retail (pagers)                              Nevada
American Newsletter Co., Inc. (2)                 Publishing                                   Nevada
Unlimited Potential, Inc. (2)                     Commercial Real Estate                       Nevada
Hotel Associates Management #1, Inc. (2)          Commercial Real Estate                       Nevada
American Publisher's Network, Inc. (2)            Publishing                                   Nevada
Forward Thinking Group, Inc. (2)                  Retail Sales                                 Nevada
Money Works, Inc. (2)                             Support Services                             Nevada
Entity Planners International, Inc. (2)           Commercial Real Estate                       Nevada
Wade Cook Financial Education Center, Inc.        Retail (education centers)                   Nevada
Winvest Centers, Inc. (2)                         Retail Sales                                 Nevada
Wade Cook Financial Education Network (2)         Publishing                                   Nevada
Semper Financial Corporation (2)                  Financial Education Seminars                 Nevada



(1) Information in the table does not include entities in which the Company owns a partial interest. These entities are:

     (a) Airport Lodging Associates, L.L.C., a limited liability company in which WCSI is a 25% member;

     (b) Evergreen Lodging L.P., a limited partnership in which WCSI owns a 65% limited partnership interest and in which an affiliate Wade B. Cook is General Partner;

     (c) FSS L.P., a limited partnership in which Unlimited Potential, Inc. has a 2% interest and is the General Partner;

     (d) Interurban Land Project L.P., a limited partnership in which Entity Planners International, Inc. has 100% interest and is General Partner;

     (e) Reno F.I.S., L.P., a limited partnership in which Unlimited Potential Inc. has a 2% limited partnership interest and is the General Partner, and in which Hotel Associate Management #1, Inc. is a 50% owner and a limited partner;

     (f) Rising Tide L.P., a limited partnership, in which Entity Planners International, Inc. has a 1% interest and is the General Partner and in which Bountiful Investment Group, Inc. has a 99% limited partnership interest;

     (g) Seattle-Tacoma Executive Properties, L.P., a limited partnership in which Entity Planners International, Inc. owns a 100% interest and is the General Partner; and

     (h)  Sherlock Home  Builders,  L.P., a limited  partnership in which Entity
          Planners International, Inc. own a 100% interest and is the General Partner and which owns the building that serves as the Company's principal office.

(2) No financial activity in 1998, although activities were carried out in the names of certain of these corporations by WCSI or other WCFC entities.

Financial Education Seminar Businesses

Wade Cook Seminars, Inc.

Wade Cook Seminars, Inc. creates, designs, produces, owns, markets and sponsors a variety of seminars, clinics, and workshops focused on educating customers on various financial techniques and strategies. WCSI also produces and sells audio tapes and video tapes and distributes books and other materials designed to reinforce and complement the ideas taught in the educational seminars.

In 1998, WCSI conducted 3,737 seminars in over 379 cities across the United States. The subject matter of these events generally falls into four basic categories:

     o    stock market investment strategies;
     o    real estate investment strategies;
     o    options investment strategies; and
     o    general investment strategies.

The stock market investment strategy seminars include the following:

     o The Financial Clinic is a three-hour seminar explaining the financial education products and services offered by WCSI and providing an introduction to strategies for investing in the stock market. The typical attendance fee for the seminar ranges from $22 to $33.

     o The Wall Street Workshop ("WSWS") is a two-day seminar which teaches investors the strategies set forth in Mr. Cook's books, "Wall Street Money Machine" and "Stock Market Miracles." WSWS students are taught basic stock market terminology, strategies for choosing brokerage firms and traditional stock market strategies. The workshop features instruction, demonstration of strategies and extensive practice through "paper trades." The typical attendance fee for the seminar ranges from $695 to $5,695 depending on the seminar options chosen by the attendee.

     o Youth Wall Street is a version of the Wall Street Workshop for teenagers focusing on teaching teens how the financial markets work, and how they can experience the market themselves through making trades on paper. Admission to Youth Wall Street is offered free to high school business clubs and similar groups as a community service by the Company. Attendance is also free for children 18 years old and under who are accompanied by a paying adult. Otherwise, the typical attendance fee for this seminar is $1,295.

     o Fortify Your Income ("FYI") is a half-day seminar which reviews strategies taught at the Wall Street Workshop and is offered as a free refresher course to WSWS graduates. If not taken as a refresher course, the typical attendance fee for this seminar is $2,995.

     o The Next Step is a two day seminar for participants who have attended the WSWS. The Next Step presents advanced stock market strategies in a forum that allows students to actively participate. The typical attendance fee for this seminar is $1,495.

The Company maintains several brokerage accounts which it uses during its seminars to make trades based on its financial strategies. These trades are then posted on the Company's subscription internet service, the Wealth Information Network, along with a brief description of the strategy used and the reason for making the trade. Although the Company uses its best efforts to make profitable trades in these brokerage accounts, the primary purpose of these trades is educational.

The real estate investment strategy seminars include the following:

     o Building Perpetual Income is a three-hour workshop which summarizes cash-flow strategies related to the real estate market. The workshop introduces Real Estate Bootcamp and is typically offered free of charge to allow prospective customers to become familiar with the WCSI's real estate strategies.

     o Real Estate Bootcamp is a two and one-half day event which provides a detailed analysis of the strategies outlined in Mr. Cook's book "Real Estate Money Machine." The class often takes a field trip to various local sites in an effort to familiarize students with the types of real estate available on the market. The typical attendance fee for this seminar ranges from $3,495 to $4,495.

     o The Real Estate One Day Workshop is an event which teaches students the general strategies outlined in Mr. Cook's book "Real Estate Money Machine." Students are taught strategies for identifying real estate investments and methods of turning real estate into cash-flow investments. The Real Estate One Day Workshop costs between $995 and $1,495 depending on the availability of discounts at the time of payment.

The options seminars are focused on option trading and investing. The coursework includes two workshops:

     o High Octane Options Performance Seminar ("HOOPS) is a one day event discussing options trading created and introduced by speaker Steve Warrick. The typical attendance fee for this seminar is $995.

     o The Options Bootcamp is a two day seminar created by Steve Warrick. The Options Bootcamp expands upon the information presented in Mr. Warrick's HOOPS workshop and features a tour of the Option Exchange in Chicago as a part of the class. The typical attendance fee for this seminar is $995.

The general investment strategy seminars are a series of individual one-day seminars on a variety of investment topics that complement the stock market and real estate seminars. These seminars have a typical attendance fee of $995 and include:

     o The One Minute Commute is a one day event teaching strategies for investing and choosing brokers.

     o Supercharge Otherwise Average Returns is a one day event that teaches strategies for making covered calls.

     o    The Day Trader is an event offered to teach day trading strategies.

     o High Impact Trading ("HIT") is a one day event that teaches the psychology the stock market.

The Company sometimes engages in promotions that permit students to attend seminars and other events without charge or at a reduced rate. The Company also packages all of the above seminars in multi-day seminar packages under the title "Cook University." The typical attendance fee for Cook University varies from $695 - $12,295 depending on nature and content of the seminar package purchased.

Seminar Leaders. As of March 25, 1999, there were approximately 60 independent contractors providing professional speaking services for WCSI. WCSI has an extensive speaker training program that provides speakers with training to enhance the value they provide their students. Typically speaker candidates are drawn from the ranks of WCSI students. The most promising candidates are then selected to tour with more experienced speakers to learn by observation and to gradually take on responsibilities as "second speakers." In addition, experienced speaker trainers conduct two-day, monthly workshops to allow speakers to hone their skills on an ongoing basis. In order to protect WCSI's intellectual property, the contracts between the WCSI and the speakers generally contain non-compete clauses.

Products marketed by WCSI. WCSI's seminars and programs are supplemented by audio tapes, video tapes, books and other printed material that are licensed to WCSI. These materials provide students with reinforcement of the concepts, strategies and philosophies that are taught in the WCSI seminars.

The books promoted and marketed by WCSI include best-selling books written by Wade Cook such as "The Wall Street Money Machine," "Stock Market Miracles," "Bear Market Baloney," and "Business Buy the Bible." WCSI also distributes a wide range of books and publications written by Mr. Cook on a variety of investment and business topics. The books are primarily distributed through sales at the seminars, product catalogues, the Company's own bookstores and other third-party bookstores.

The audio tapes promoted and sold by WCSI and authored by Wade B. Cook include the multi-media audio-tape seminars "Financial Fortress Home Study" and "Zero to Zillions." In addition, WCSI sells single tapes that generally address the ideas and concepts taught in its seminars. Mr. Cook is the primary speaker in each of these tapes. From time to time, WCSI distributes free "update tapes" as a tool to support students' continuing education, market new WCSI products and maintain a strong connection with the WCSI customer base.

The videotapes promoted and sold by WCSI include the multi-tape video versions of WCSI's seminars Wall Street Workshop and The Next Step, as well as single-tape videos on a variety of investment topics.

Sales and Marketing. The WCSI creates interest and demand for its programs, products and services through a mix of radio and television advertising, direct mail, Internet marketing, flyers, sports promotions and billboard advertising. The WCSI sales organization includes more than 130 representatives who respond to customer inquiries via phone, e-mail, Internet web-site, and facsimile. Furthermore, the sales force is trained to follow up with existing clients and to promote new products and services.

     o Radio advertising is WCSI's primary means of promoting its seminars. Radio spots are supplemented by radio infomercials which typically promote a financial seminar being held in the local market and use a toll-free telephone number.

     o Television advertising is used on a limited basis to attract interest in attending its financial clinics and to create name awareness.

     o Direct mail marketing is used by WCSI to market its full complement of products, programs and services to its customer list of over 922,000 individuals. These marketing campaigns, in addition to the flyers and brochures distributed WCSI in public venues, are developed by the WCSI's centralized marketing department.

     o Internet marketing became an important aspect of WCSI's marketing program in 1998, with a focus on its Internet web site at http://wadecook.com. The site contains information about the WCSI's programs, products and services, some of which potential customers may purchase online. In addition, subscribers to the Company's Wealth Information Network may access WIN through the web site. In the future, the WCSI intends to expand the list of items available for purchase on its web site.*

     o Sport promotion was an important aspect of WCSI's marketing efforts in 1998 and included sponsorship programs with various NFL teams, the Seattle SuperSonics, the Seattle Mariners, the Utah Jazz, the Minnesota Timberwolves and golf tournaments in key markets. WCSI gained visibility, as well as the opportunity to promote services with giveaways of books, audiotapes and other promotional materials.

     o Flyers and Billboard Advertising is used by WCSI to market its financial seminars. Typically, flyers are placed in community centers and other public places a few weeks prior to the date of the seminar. The Company's billboard advertising is primarily focused in the Salt Lake City, Utah and the Seattle and Tacoma, Washington markets.

In addition to the foregoing, the Company believes that a significant amount of its seminar business is attributable to "word of mouth" advertising by its seminar students.

Semper Financial Corporation

In 1999, Semper Financial began offering multi-day, regional financial education conventions to WCSI students and others interested in investing. The multi-day conventions feature a broad cross-section of WCSI's seminar speakers and topics to allow prospective students to experience the wide variety of products and seminars offered by WCSI.

Entity Planners, Inc.

Entity Planners, Inc. ("EPI") was a wholly-owned subsidiary of the Company that offered a number of seminars explaining the use of entities to protect assets and minimize tax burdens. EPI also offered entity structuring services. In June 1998, the Company sold its interest in EPI. See "Business - Overview - Sale of Entity Planners, Inc."

Publishing Businesses

The WCFC publishing  subsidiaries  focus their offerings in the following areas:
business,  finance,  self-improvement,   religious  and  spiritual  and  general
interest non-fiction.

Lighthouse Publishing Group, Inc.

Lighthouse is engaged in the business of producing and publishing books, and to a limited extent, audio and video tapes. Publications by Lighthouse generally concern topics such as business, finance, real estate and self improvement. Many of the current books published by Lighthouse are authored by Mr. Cook and have appeared on various best seller lists. Lighthouse carries additional authors including John J. Childers, Jr., Dave Hebert, John Huddleston, Bob Eldridge and Renee Knapp. Lighthouse intends to retain more authors and to expand into new categories of interest in 1999.*

Worldwide Publishers, Inc.

Worldwide is engaged in the publishing business under the identifying publishing insignias Aspen Books and Buckeroo Books. Aspen Books publishes religious books or books with spiritual emphasis targeted primarily to members of The Church of Jesus Christ of Latter-day Saints. Buckeroo Books publishes primarily childrens' books.

Origin Book Sales, Inc.

Origin is a book distribution company that sells books on consignment and sells books, audio cassettes, art, and software in the retail market. Origin primarily distributes products for Worldwide and is the exclusive distributor of Worldwide's products.

Gold Leaf Press, Inc.

Gold Leaf publishes non-fiction books in the inspirational, self-help and parenting categories, as well as some fiction.

Information Services

Wealth Information Network ("WIN")

The Company operates WIN, a subscription online service which can be accessed via the internet 24 hours a day. WIN provides detailed information illustrating trading techniques taught by the Company, its subsidiaries and by Mr. Cook personally using the investment strategies discussed in "Wall Street Money Machine" and "Stock Market Miracles." WIN also provides stock information and updates on the Company's programs and products, including a schedule of events and seminars provided by WCSI.

Information Quest, Inc.

IQ operates a subscription paging service that uses standard pagers to distribute up-to-the minute stock quotes and other financial information to customers. The paging services are marketed principally to students of WCSI as an additional tool for their investing activities. In addition, IQ recently began offering subscriptions to an authorized Internet service provider called "IQ Connect."

Retail Locations

Wade Cook Financial Education Centers, Inc. ("WCFEC")

The Company, through WCFEC, operates educational centers that house the WINvest Centers (online resource centers used by WCSI students), Get Ahead Bookstores (see below) and sales facilities for the sale of WCSI products. The centers also serve as "community centers" to help keep WCSI students connected with the Company and with one another. The first Wade Cook Financial Education Center was established in 1997 in Tacoma. Since that time the Company has expanded the education centers to Santa Ana, California and Seattle, Washington. The Company intends to open additional centers during 1999.*

Get Ahead Bookstores, Inc. ("Get Ahead").

Get Ahead Bookstores, Inc. operates three bookstores that are housed within the Wade Cook Financial Education Centers at the Seattle, Tacoma and Santa Ana sites. Get Ahead is a retail outlet for books, audio cassettes, and video recordings primarily related to finance, education, investments, and personal development.

Hotels and Commercial Real Estate

The following table lists the hotel properties held in WCFC entities:


Property                              Rooms     Location              Manager                     % owned
--------                              -----     --------              -------                     -------
Best Western McCarron House             202     Sparks, NV            Zion's Management Co.        100%
Four Points by Sheraton, St.
 George                                 200     St. George, UT        Zion's Management Co.        100%
Airport Ramada  Suites                   59     Salt Lake City, UT    Zion's Management Co.         75%
Fairfield Inn                            72     Provo, UT             Zion's Management Co.         49%
Hampton Inn/Fairfield Inn                81     Murray, UT            Western States Lodging        16%
Woods Cross Fairfield Inn                88     Woods Cross, UT       Western States Lodging         7%
Park City Hampton Inn & Suites           65     Park City, UT         Western States Lodging         4%


In addition to the ownership of the hotel properties, WCSI entities also hold, for investment purposes, the following parcels of real estate:

     o A 65% interest in a limited partnership that owns an undeveloped lot at 7200 South in Salt Lake City, Utah.

     o A 100% interest in an undeveloped lot located in Reno, Nevada. Currently, the land is under a contract for sale.

     o A 67% interest in an undeveloped lot located at 215 West 1300 South in Orem, Utah.

Support Services

Ideal Travel Concepts, Inc.

Ideal provides travel related services including domestic and international airline reservations, car rental reservations, tour packages, and cruises. The Company is Ideal's primary client. In addition, Ideal also offers travel agent training packages for independent travel agents. During the past five years, over 15,000 people have ordered Ideal's travel agent training packages.

Left Coast Advertising, Inc.

Left Coast is engaged in the business of producing and placing advertising using various media; including, radio, television, newspapers and magazines. Left Coast was formed to allow WCFC to take the agency commission on media purchases on behalf of WCFC. Left Coast is a fully licensed advertising agency whose only client is the Company and the Company's subsidiaries.

Competition

The financial educational seminar industry is highly competitive. The market in which the Company operates is fragmented and decentralized with low barriers to entry. The Company's competitors include other companies and individuals who promote and conduct seminars and provide products on topics relating to investments, financial planning and personal wealth management. Some of our competitors in the financial educational seminar market include Robbins Research International and Online Investor Advantage. There can be no assurance that the Company will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

Intellectual Property

The Company regards its seminars, products, trademarks, trade symbols and other materials as proprietary and relies primarily on a combination of statutory and common law protections, such as copyrights, trademarks and trade secrets to protect its interests in such proprietary materials. While many of the product and trade names are common terms and do not afford the Company maximum copyright protection, the Company has taken several steps to maximize the copyright protection available to it. For example, the Company trains its marketing staff to consistently use all the applicable trademark symbols. Additionally, the Company adopts an aggressive litigation stance in protecting its intellectual property rights where warranted. The Company also relies on employee and third-party non-competition and non-disclosure agreements and other methods of protecting proprietary rights in order to safeguard the Company's intellectual property.

The Company has an Open Ended Product Agreement with Wade B. Cook which expires June 30, 2000. Pursuant to the terms of this agreement, the Company has a non-exclusive license with Mr. Cook to produce, market and sell licensed products and intellectual property in exchange for payment of a royalty to Mr. Cook equal to ten percent (10%) of gross sales of the licensed products. The license also grants the Company the right to use Mr. Cook's name, likeness, identity, trademarks and trade symbols. The agreement is open-ended in that it allows for future products developed by Mr. Cook to be licensed under the same terms and conditions upon the execution of a "License Order." Royalties are paid to Mr. Cook on a quarterly basis under the terms of the agreement; however, as CEO of the Company, Mr. Cook is authorized to set Company policy which allows him to take draws against royalties in amounts which he determines reasonable. In such cases, the royalties owing under the license are then reconciled quarterly with the draws Mr. Cook has taken. The Company does not have a contract which gives it the first right to license or otherwise obtain the right to produce, market or sell any future products developed by Mr. Cook.

Employees

As of January 21, 1998, the Company had 434 employees, including 349 full-time employees, 85 part-time employees, and approximately 60 independent contractors. None of the Company's employees is represented by a labor union, and the Company believes its employee relations to be good.

Risk Factors

Corporate Control By Wade B. Cook

Wade B. Cook is the founder, majority shareholder, Chairman of the Board, President, and Treasurer of the Company. Laura Cook, Mr. Cook's wife, is the Secretary of the Company and is also a member of the Board of Directors. Several of Mr. Cook's relatives work at the Company. Mr. Cook maintains control over many aspects of the Company including, but not limited to, setting corporate policy, determining strategic direction, determining the acquisition or sale of assets by the Company, setting the material terms of such acquisitions and determining the material provisions of many of the Company contracts. Mr. Cook provides input on every product and seminar sponsored by the Company. Mr. Cook also directs most marketing efforts of the Company and has significant influence over the management of the Company. Mr. Cook will continue to influence the policies and procedures of the Company and will be in a position to determine the outcome of corporate actions requiring stockholder approval, including the election of Directors, the adoption of amendments to the Company's corporate documents, the approval of mergers and the sale of the Company assets. In 1989, the state of Arizona issued a civil administrative order concluding that Mr. Cook had violated various provisions of the Arizona securities laws. Mr. Cook and his affiliated entities paid a civil penalty of $150,000, reimbursed shareholders $390,000 and agreed to cease and desist the allegedly fraudulent conduct. This matter has been concluded and all fines have been paid.

Dependence on Wade B. Cook

The Company's business is highly dependent on the continuing effective involvement of Mr. Cook. Mr. Cook personally directs most aspects of the Company's business. The Company has a non-exclusive license which expires June 30, 2000 to use Mr. Cook's products, intellectual property, name, image, identity, trademarks and trade symbols which are featured prominently in many of the Company's services and products. Mr. Cook is not prohibited from competing with the Company or granting licenses to competitors. See "Business Intellectual Property." The business of the Company would be materially adversely affected if Mr. Cook's services were not available to the Company, or if Mr. Cook should compete with the Company or grant licenses or other assistance to competitors.

Working Capital Deficiency, Liquidity Constraints

At December 31, 1998, the Company had current assets of $11,998,000 and current liabilities of $28,602,000, resulting in a working capital deficit of $16,604,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources." The Company's principal source of cash has been from its investment seminars and its sale of books, tapes and other materials focused on business strategies, financial planning and personal wealth management. Cash provided by operations increased from $14.0 million in 1997 to $15.2 million in 1998. This increase reflected increases in accounts and royalties payable, and a reduction in deposits, and proceeds from the sale of trading securities.

The Company's policy of using available cash to acquire developing businesses and non-marketable investments and its working capital deficit have resulted in cash shortages and constraints on the Company's liquidity.

 The Company has significant cash commitments in 1999, including a significant obligation to pay income taxes from prior years. Cash flow from operations has not been and is not expected to be sufficient to satisfy the Company's cash requirements. If the Company is required to generate cash from its non-marketable investments to satisfy its current obligations, it may not be able to liquidate investments in a timely manner or in a manner that allows it to receive the full value of the investments. Failure to generate adequate cash resources could require the Company to cut back operations, delay expansion or development projects, or cause the Company to be unable to meet its obligations when due.

Legal Proceedings and Governmental Investigations

The Company is party to various legal proceedings and governmental investigations. See Part I, Item 3 of this report. Although the Company does not presently expect material liability in any of these matters, the outcome of such matters is difficult to predict and subject to uncertainty, and the legal fees and other costs involved are likely to be material. If the Company were found liable in certain of these legal proceedings, the amount of liability could be material.* In addition, if the Company were to be found to have violated certain consumer protection statutes or other laws, the Company could be required to pay material penalties or to refund money paid by seminar attendees within the jurisdictions involved. The Company could also be required to cease doing business in certain jurisdictions or to significantly change the manner in which its business is conducted in such jurisdictions. Any such result could have a material adverse effect on the Company's financial condition and results of operations. Jurisdictions in which litigation or investigations relating to the Company's business practices are in progress include California and Washington which accounted for 16% and 6%, respectively, of the Company's seminar sales in 1998.

Risks of Hotel Business

During 1997 and 1998, the Company began acquiring interests in hotel properties, and it currently owns interests in seven hotels. See "Business - Hotels and Commercial Real Estate." The Company has no prior experience in owning or managing hotels. The Company's hotel business has not performed as well as the Company anticipated, and it has suffered losses. There can be no assurance that the hotels will become profitable in the future. In addition, acquisition and renovation of hotel properties and losses of the hotel business have required and are likely to continue to require, cash infusions which adversely affect the Company's working capital.

Effect of Securities Market Conditions on the Company's Business

The Company believes that increased public interest in investing, particularly in the securities markets, has contributed significantly to the success of its business. The securities markets have experienced substantial volatility in recent periods. A sharp drop or sustained or gradual decline in securities prices or other developments in the securities markets could cause individual investors to be less inclined to invest in the securities markets, which would be likely to result in reduced interest in the Company's seminars and related products and services. Declines in the securities markets could also adversely affect the value of the Company's investment portfolio.

Management of Growth and Integration of Acquisitions

The Company's business has grown significantly in terms of revenue, number of employees and scope of activities in which it engages. During 1997, the Company acquired Worldwide, Origin, Gold Leaf and Ideal, and during 1998, the Company acquired Get Ahead (retail bookstores), Quantum (local sales and marketing offices) and IQ (distribution of paging devices that distributed stock market data). The Company also has acquired interests in seven hotels. The Company has also invested in private companies in the oil and gas business and other businesses, some of which require continuing attention from the Company's management. Some of the acquired businesses and investments have not performed as well as expected by the Company. Growth has placed significant strains on the Company's management, accounting, financial and other resources and systems, and on its cash resources and working capital. Failure to manage successfully the growth in size and scope of the Company's business and to successfully integrate and manage the Company's recently acquired businesses could have a material adverse effect on the Company's results of operations and financial condition.

Tax Deficiencies

Current liabilities at December 31, 1998 include $4,969,000 in taxes payable, which includes approximately $3.2 million in delinquent payments on 1997 federal and state taxes, including penalties and interest. The Company has not made estimated tax payments on 1998 income taxes. The accrued liability does not include penalties and interest, which may be material. Tax authorities have the power to commence legal proceedings, assert tax liens and take other actions to collect delinquent taxes, together with interest and penalties. The taking of any such action would have a material adverse effect on the Company's business and financial condition.

Item 2. - Properties

The Company owns and occupies a 63,000 square foot building in Seattle, Washington which houses its corporate headquarters. The building is subject to a first mortgage, secured by the building and surrounding property, in the aggregate amount of $ $746,000 at December 31, 1998.

 In addition, subsidiaries of the Company occupy the following commercial properties:

     o WCSI leases 32,776 square feet in Algona, Washington for its shipping and warehouse operations. The lease expires December 31, 2003.

     o WCSI also leases warehouse property in Tukwila, Washington which it currently subleases to a third party. The lease expires on April 30, 2000.

     o Worldwide and Origin lease a total of 9,600 square feet of office space located in Salt Lake City, Utah. The lease expires March 31, 1999.

     o Origin leases an additional 24,048 square feet of office and warehouse space located in Salt Lake City, Utah. The lease expires on September 30, 2004.

     o WCFEC leases approximately 10,000 square feet of office space in Gig Harbor, Washington. The lease expires on July 7, 2001.

     o WCFEC owns an office building in Santa Ana, California. The building and surrounding land are subject to a first mortgage in the aggregate amount of $383,000 at December 31, 1998.

     o In 1998, Company owned a building in Memphis, Tennessee that housed the offices of Ideal. The building and surrounding land were subject to a first mortgage in the aggregate amount of $1.5 million at December 31, 1998. On February 22, 1999, the Company sold the building for an aggregate price of $1,434,000. The Company has no further obligations under the mortgage.

The Company also owns or has majority interests in certain hotel properties and other commercial real property as follows:

     o 100% interest in the Best Western McCarran House hotel in Sparks, Nevada. The hotel is subject to a mortgage, secured by the land and building, in the aggregate amount of $4.8 million dollars in notes payable as of December 31, 1998.

     o 100% interest in the Four Points by Sheraton hotel in St. George, Utah. The hotel is subject to a mortgage, secured by the land and building, in the aggregate amount of $3.0 million at December 31, 1998.

     o 75% interest in the Airport Ramada Ltd., Suites in Salt Lake City Utah. The hotel is subject to a mortgage, secured by the land and building, in the aggregate amount of $1.8 million at December 31, 1998.

In addition to the foregoing, the Company, through various subsidiaries and other entities, also holds minority interests in certain other hotel properties and raw land. See "Business - Hotels and Commercial Real Estate."

Item 3.  Legal Proceedings

The following is a description of previously unreported material threatened or pending legal proceedings and updated information regarding previously reported material threatened or pending legal proceedings to which the Company or any of its subsidiaries is a party or which any of their properties is subject:

Litigation with ART and ITEX. On February 4, 1998, the Company filed a complaint against Associated Reciprocal Traders, Ltd. ("ART") and its parent corporation ITEX, in the Superior Court of King County in the state of Washington. In the complaint, the Company alleged that ITEX/ART breached the terms of an agreement dated December 29, 1995 between the Company and ITEX/ART (the "Advertising Agreement") by not providing the Company $500,000 worth of media credits for radio advertising. On the same day, ITEX/ART filed a lawsuit against the Company alleging that the Company had failed to deliver an aggregate of 1,800,000 shares of the Company to ART as required under the Advertising Agreement and seeking to lift the stop transfer order placed on the shares by the Company. In July 1998, the Court issued a preliminary ruling stating that the Company is not required to deliver stock certificates to ITEX/ART and may refuse to allow the stock to be sold until the issue of whether or not ITEX/ART has breached the contract is decided. A trial date has been set for June 21, 1999.

Wade Cook Seminars, Inc. v. Anthony Robbins, Options Management, Inc., Charles Mellon, and Robbins Research International, Inc. On October 4, 1996, WCSI and Mr. Cook filed a complaint in the Superior Court of King County in the state of Washington against Charles Mellon, Anthony Robbins, Robbins Management, Inc., and Robbins Research International, Inc. seeking damages and injunctive relief for unfair competition, misappropriation of trade secrets, breach of a non-compete agreement and inducement to breach the non-compete agreement. WCSI and Mr. Cook were granted a voluntary dismissal without prejudice on the claims relating to the non-compete agreement. On November 26, 1997, the unfair competition and misappropriation of trade secrets claims were dismissed. The Company and Mr. Cook have appealed the dismissal with the Washington State Court of Appeals.

Wade B. Cook v. Anthony Robbins, Robbins Research International, Inc. and Charles Mellon. On June 18, 1997, the Company filed a copyright infringement suit on behalf of Mr. Cook in the United States District Court, Western District of Washington, against Tony Robbins and Robbins' Research International, Inc. seeking damages and injunctive relief. On October 1, 1998, the defendants were ordered to pay damages in the amount of $655,900. On December 16, 1998, the United States District Court for the Western District of Washington filed an order vacating the damages awarded in favor of Mr. Cook. Mr. Cook has appealed the order to vacate judgement.

State of Texas v. Wade B. Cook and Wade Cook Seminars, Inc. On May 1, 1998, the Attorney General of Texas filed a lawsuit in the District Court of Bexar County, Texas. The state of Texas contends that the Company has engaged in false, deceptive and misleading acts and practices in the course of trade and commerce as defined in the Texas Deceptive Trade Practices-Consumer Protection Act. Specifically, the state of Texas contends that the Company's sales contracts fail to have the statutorily required notice of the three day right to cancel. The petition seeks a temporary injunction, restitution and penalties against the Company. The Company currently provides its customers seven days to cancel all sales contracts. The Company believes that it has not intentionally engaged in false, deceptive and misleading business and has retained local counsel to contest this lawsuit. The Company has not yet made an estimate of its potential exposure or determined the impact on its financial statements and has not made provisions for losses, if any.

Texas Unauthorized Practice of Law Committee. In March 1998, the District 4 Subcommittee of the Unauthorized Practice of Law Committee in the state of Texas sent a request to WCSI (f/k/a United Support Association) and two former employees of the Company asking that the parties sign an agreement to voluntarily cease and desist in activities which may constitute the unauthorized practice of law in Texas. The Committee alleged that WCSI offered to set up Nevada corporations, Living Trusts, Keogh Plans and Corporate Pension Plans,
Family Limited Partnerships, Massachusetts Business Trusts, and Charitable Remainder Trusts. The Committee further alleged that WCSI advised clients about legal structuring, legal advantages and legal strategies associated with such entities, and provided specific proposals for structuring an individual's assets and businesses. WCSI declined to enter into a voluntary agreement to cease and desist on behalf of the former employees named in the request because they no longer work for WCSI. The Company has subsequently divested EPI, that portion of its business associated with the activities specified in the request and, in any event, does not believe that such activities constitute the unauthorized practice of law in Texas.

Wade Cook Financial Corporation, et al. vs. Publishers Distribution Center, Inc., et al. On September 17, 1998, the Company filed a lawsuit against Publishers Distribution Center, Inc. ("PDC"), a Utah Corporation, and William Beutler, Cora Beutler, and Scott Beutler, as individuals, in the United States District Court, District of Utah, Central Division. Shortly after filing a complaint in the United States District Court, the Company dismissed that action and refiled its complaint in Third Judicial District Court, Salt Lake County in the state of Utah. The complaint alleges fraud and negligent misrepresentation relating to the Company's attempted purchase of PDC and requests restitution in the amount of $420,000 in addition to other relief. PDC has filed counterclaims against the Company alleging fraud, breach of fiduciary duty and conversion. No trial date has been set.

Attorney General for the State of Illinois. In July of 1998, the Illinois Attorney General's Consumer Fraud Division initiated a formal investigation to determine whether the Company has engaged in unlawful practices in the state of Illinois. To date, the Illinois Attorney General has only issued a Civil Investigative Demand, requesting specific information and Company records, to which the Company has responded. The Company does not believe that it has engaged in any unlawful activities in the state of Illinois and is cooperating fully with the Illinois Attorney General's investigation.

State of California vs. Wade Cook Financial Corporation, Wade Cook Seminars, Inc., Entity Planners, Inc., Information Quest, Inc., Money Chef, Inc., and Wade
B. Cook. On January 11, 1999, a civil suit was filed in the Superior Court of the state of California by the California State Attorney General's office alleging violations of Sections 1678.20 through 1693 of the California Civil Code. The Attorney General alleges that the Company: (1) made or caused to be made and disseminated untrue or misleading statements in violation of the California Business and Professions Code; and (2) engaged in unlawful and unfair or fraudulent practices and unfair, deceptive and untrue or misleading advertising. The suit seeks: (1) an injunction against the Company from directly or indirectly engaging in the alleged unlawful behavior, (2) disgorgement of money or property acquired in violation of state or federal law; (3) a penalty of $2,500 for each violation, but in any event not less than four million dollars ($4,000,000) in the aggregate, (4) imposition of a constructive trust on the money or property acquired in violation of state and federal law; (5) payment of court costs. The Company intends to defend itself in this matter.* The Company has not yet made an estimate of its potential exposure or determined the impact on its financial statements and has not made provisions for losses, if any.

Investigation by the U.S. Securities and Exchange Commission. In 1997, the Company was advised by the Securities and Exchange Commission ("SEC") that it was the subject of an investigation, In the Matter of Wade Cook Seminars, Inc., pursuant to which the SEC is investigating possible violations of Sections 5(a), 5(c) and 17(a) of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Sections 203(a) and 206(1) and (2) of the Investment Advisers Act. The Company's legal counsel responded to the SEC's requests for documents and other information in late 1997. Since that time, the Company has not received any contact with the SEC regarding the investigation or its status. No enforcement action has been taken, and the SEC has advised the Company that the inquiry should not be construed as an adverse reflection on the merits of the securities involved or on any person or entity.

Investigation by the State of Washington, Securities Division. Since September 1996, the Washington State Department of Financial Institutions, Securities Division has been investigating Mr. Cook, WCSI, and the Company. The Company has been informed that the investigation is being performed pursuant to RCW
21.20.370 and 21.20.700. Although no civil or criminal charges have been brought and the Company does not believe that it or its officers or directors have violated applicable laws, no assurance can be given that enforcement proceedings will not be brought against the Company, or its officers or directors, or as to the outcome of any investigations by the State Attorney General.*

State Attorneys General Investigations. In March 1999, the Attorneys General of nine states opened investigations to determine whether the Company has engaged in business and advertising practices that violate such states' consumer protection laws and regulations. The Company does not believe that it has engaged in any unlawful activities in any of the states and is cooperating fully with each state's investigation. Although no civil or criminal charges have been brought, and the Company does not believe that it or its officers or directors have violated applicable laws, no assurance can be given that enforcement proceedings will not be brought against the Company, or its officers or directors, or as to the outcome of any proceedings that are brought.*

Himmelman and Love vs. Wade Cook Seminars, Inc., et al. On February 26, 1999, two former employees of Wade Cook Seminars, Inc. filed a complaint with the Pierce County Superior Court of the state of Washington alleging sexual harassment, retaliatory discharge and defamation. Although no specific damages are alleged, the plaintiffs request lost income, pain and suffering, emotional distress, court costs, reasonable attorney fees, and punitive damages. The Company believes that it has not engaged in any unlawful practices and intends to defend itself in this matter.* The Company has not yet made an estimate of potential exposure or determined the impact on its financial statements and has not made provisions for losses, if any.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable

                                     PART II

Item 5.  Market for Registrant's Common Equity And Related Stockholder Matters

Price Range of Common Shares

The Company's Common Stock has been traded on the OTC Bulletin Board under the symbol "WADE" since August 11, 1997. Prior to that time, the Company's Common Stock was quoted under the stock symbol "PFNL" in the over-the counter-market. The following table sets forth, for the periods indicated, the high and low bid quotations for the Company's Common Stock on the relevant markets. The quotations reflect inter-dealer prices which may include retail markups, markdowns or commissions and may not reflect actual transactions.


                                               OTC Bulletin Board            Over-The-Counter Market
                                           ----------------------------    ----------------------------
                                              High            Low             High            Low
                                          --------------  -------------   --------------  -------------
1997
   First Quarter.........................             -              -              0.47          0.22
   Second Quarter........................             -              -              0.66          0.29
   Third Quarter (1).....................          4.63           0.54                 -             -
   Fourth Quarter........................          5.15           2.54                 -             -

1998
   First Quarter.........................          4.19           2.53                 -             -
   Second Quarter........................          2.81           0.97                 -             -
   Third Quarter.........................          1.66           0.72                 -             -
   Fourth Quarter........................          1.06           0.37                --


-----------------

(1) The Company's Common Shares began trading on the OTC Bulletin Board and ceased trading in the Over-The-Counter Market on August 11, 1997.

(2) Prices reported reflect a 3 for 1 stock split effective September 15, 1997, and a 3 for 1 stock split effective December 23, 1997.

As of December 31, 1998 the Company had approximately 11,308 shareholders of record (including nominees and brokers holding street accounts. As of March 30, 1999, the last sale price for the Company's Common Stock on the OTC Bulletin Board was $0.41 per share.

The Company has never paid cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company intends to continue to retain earnings, if any, to expand and develop its business.

Recent Sales Of Unregistered Securities

The issuance of shares of unregistered Common Stock disclosed below were made during 1998 in reliance primarily on the exemption from registration of securities contained in Section 4(2) of the Securities Act of 1933 and applicable provisions of state securities laws, and not previously reported.

On April 7, 1998, the Company issued 1,000 shares Common Stock to Gloria Ducoulombier at $4.00 per share.

On June 22, 1998, the Company issued 660 shares of Common Stock to Sally McCarty at $3.00 per share.

On July 1998, the Company issued an aggregate of 350 shares of Common Stock to 14 employees of the Company as a mid-year bonus.

Item 6.  Selected Financial Data.

The following selected consolidated financial data of the Company is qualified in its entirety by reference to and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 1998 and 1997 and the consolidated balance sheet data at December 31, 1998 and 1997 are derived from and are qualified by reference to the Company's audited consolidated financial statements which were audited by Miller and Co. The consolidated financial data from prior years is unaudited.


                                              1998           1997           1996           1995           1994
                                          -------------  -------------  -------------  -------------  -------------
                                                           (in thousands, except per share data)
Statement of Operations Data:
Net sales                                  $   118,207    $    93,343    $    37,008    $     6,504    $     1,973
Cost of sales                              $    56,763    $    39,492    $    14,460    $     2,877    $       862
                                          -------------  -------------  -------------  -------------  -------------
Gross profit                               $    61,444    $    53,851    $    22,548    $     3,627    $     1,111

Operating expenses                         $    57,890    $    39,309    $    18,178    $     3,333    $     1,134
                                          -------------  -------------  -------------  -------------  -------------
Income from operations                     $     3,554    $    14,542    $     4,370    $       294    $       (23)

Other income (expenses)                    $     1,656    $      (706)   $       (74)   $       (55)   $      (181)
                                          -------------  -------------  -------------  -------------  -------------
Income from continuing operations          $     5,210    $    13,836    $     4,296    $       239    $      (204)
                                          -------------  -------------  -------------  -------------  -------------

Income from Continuing Operations Data

Income (loss) before income taxes,
minority interest, and acquired
operations as reported                     $     5,210    $    13,836    $     4,296    $       239    $      (204)

Provision (benefit) for income taxes       $     2,346    $     5,579    $     1,452    $       171    $        (8)

Minority interest in loss of subsidiary    $       127    $        21    $         -    $         -    $         -
                                          =============  =============  =============  =============  =============
Net income (loss)                          $     2,991    $     8,278    $     2,844    $        68    $      (196)
                                          =============  =============  =============  =============  =============

                                              1998           1997           1996           1995           1994
                                          -------------  -------------  -------------  -------------  -------------
                                                           (in thousands, except per share data)
Per Share Data:

Income (loss) from continuing              $      0.05    $      0.13    $      0.05              -              -
operations per share

Weighted average shares outstanding             63,888         63,363         59,610         57,585         57,585

Consolidated Balance Sheet Data:

Total assets                               $    58,698    $    41,404    $    16,938    $     2,283    $       206

Total debt, including current portion            38075          24649          12618           1458            134
                                          -------------  -------------  -------------  -------------  -------------
Shareholders' equity                       $    20,623    $    16,755    $     4,320    $       825    $        72
                                          =============  =============  =============  =============  =============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

WCFC is a holding company that, through its wholly owned subsidiary WCSI, conducts educational business seminars, produces and sells video and audio tapes, and distributes books and other written materials focusing on investment strategies and personal wealth creation. The Company's core business is financial education, through its seminar and publishing concerns. These core businesses are complemented by bookstores that focus on financial education, a pager service that provides stock quotes and other financial information, a subscription-based web site that provides stock market information and that illustrates the strategies taught in the Company's seminars and publications and a travel-related service provider.

During 1997, the Company acquired Ideal, which provides travel agent services to the Company and markets services to travel agents. Also during 1997, the Company expanded its publishing activities by acquiring three small publishing and book distribution businesses, Worldwide, Gold Leaf and Origin, that publish and market in areas outside of the Company's traditional focus of financial education.

In January 1998, the Company acquired interests of employees of the Company in businesses created to market materials and services associated with the Company's financial education business - IQ, Get Ahead and Quantum. During the quarter ended September 30, 1998, the Company disposed of the business of Entity Planners, Inc. ("EPI"), its entity formation business. The buyer paid $250,000 to the Company for the stock of EPI, and agreed to pay up to $17.5 million to the Company in royalty payments based on future sales of the business. The Company accounts for EPI as a discontinued business operation.

In addition to pursuing its core businesses, the Company has made a variety of investments in real estate, hotels, oil and gas projects and other venture capital limited partnerships and private companies and in marketable securities. In 1997, the Company formed Bountiful Investment Group ("BIG") to manage its real estate and hotel investments, and embarked on a strategy of acquiring larger stakes in hotel projects. See Part I, Item 1, "Business - Hotels and Commercial Real Estate." During 1998, the Company acquired Best Western McCarran House in Sparks, Nevada and the Four Points by Sheraton Inn in St. George, Utah and increased its 25% interest in the Airport Ramada Suites in Salt Lake City, Utah to a 75% interest. The financial results of each of these properties is consolidated in the Company's financial statements from the date the majority ownership was acquired. The Company's hotels required greater than anticipated renovation and upgrading to secure favorable hotel chain affiliations, and have not performed as well as the Company anticipated prior to their acquisition. The hotels experienced losses in 1998, and it is uncertain whether they will be profitable in the future.

Although the Company has been profitable in the past, prior to 1998 principally as the result of activities of WCSI and, in 1998, principally as a result of the pager and travel segments, it has experienced dramatic growth, acquired or established new businesses, increased general and administrative expenses, and made investments in hotel and other projects outside the traditional business of WCSI which have reduced profits in recent periods. In addition, revenue from product sales and revenue per seminar conducted by WCSI have been lower in recent periods than in comparable periods in the past. The Company cannot predict the effect that world economic conditions or stock market volatility will have on the interest of investors in the seminars and other products and services of WCSI, or on WCSI's revenue or profits. There can be no assurance that the Company's operation will be profitable in the future.

The following tables set forth the net sales, cost of sales and operating income of the continuing operations of each of the business segments for the years ended December 31, 1998, 1997, and 1996:

         (in thousands)              1998             1997              1996
                                     ----             ----              ----
         Net Revenue
         -----------
         Seminars                   $78,191          $60,759           $23,817
         Product Sales               20,696           29,386            13,191
         Hotels                       3,336                -                 -
         Pager Service                8,427                -                 -
         Travel Service               5,874            3,198                 -
         Other                        1,683                -                 -
         Totals                    $118,207          $93,343           $37,008

         Costs of Revenue
         ----------------
         Seminars                   $35,842          $19,319            $8,074
         Product Sales               12,457           17,210             6,386
         Hotels                       4,100                -                 -
         Pager Service                  525                -                 -
         Travel Service               3,562            2,963                 -
         Other                          277                -                 -
         Totals                     $56,763           $39,492          $14,460

         Operating Income
         ----------------
         Seminars                   $   483           $10,907          $ 2,406
         Product Sales                  813             3,538            1,964
         Hotels                        (267)                -                -
         Pager Service                2,494                 -                -
         Travel Service                 508                97                -
         Other                         (477)                -                -
         Totals                     $ 3,554           $14,542          $ 4,370


Results of Operations

Year ended December 31, 1998 compared with  year ended December 31, 1997

Revenue. Revenue increased by 27% from $93.3 million in 1997 to $118.2 million in 1998. Revenue from seminars increased from $60.8 million in 1997 to $78.2 million in 1998. The increase is due in part to the fact that WCSI changed its fiscal year in 1997 and 1997 results include only eleven months of WCSI's operations. The Company held 3,737 seminars in 1998 compared to 2,416 in 1997, an increase of 55%. However, revenue generated per seminar decreased from $25,150 per seminar in 1997 to $21,000 per seminar in 1998, due to a reduction in participants per seminar.

Books and other product sales decreased by $8.7 million, or 30.6%, from $29.4 million in 1997 to $20.7 million in 1998 due to the reduced demand for titles that were published in 1997 combined with the production of fewer new titles in 1998. In addition, product sales for 1997 included $1.4 million in commissions from the sale of pagers, whereas the pager business is accounted for as a separate segment in 1998 with revenue of $8.4 million after the Company acquired it in January 1998. Product sales also include WIN subscription revenues which decreased from $4.0 million in 1997 to $2.8 million in 1998, as more subscribers paid the renewal rate of $1,995 per year rather than the new subscriber rate of $2,995, and free WIN subscriptions were offered as promotions in connection with seminar sales. The results of operations of hotels were reported on a consolidated basis in 1998 for the first time, as the Company acquired majority interests, and resulted in 1998 revenues of $3.3 million.

Travel related services increased by $2.7 million from $3.2 million in 1997 to $5.9 million in 1998. Other revenues (consisting of principally sales from Company bookstores) were $1.7 million in 1998, as the businesses generating these revenues were established or acquired in 1998.

Costs of Revenue. Costs of revenue increased by $17.3 million, or 44%, from 1997 to 1998. Cost of conducting seminars, which consist largely of royalties, speaker fees, cost of meeting rooms and travel increased by 85% from $19.3 million in 1997 to $35.8 million in 1998, due to an increase in the number of seminars held and increased logistics costs of staging seminars. Royalties to Mr. Cook related to continuing operations were $8.0 million in 1998 and $10.0 million in 1997. Mr. Cook agreed to a $2.0 million reduction in royalties for the quarter ended September 30, 1998.

Cost of product sales decreased 28% from $17.2 million in 1997 to $12.4 million in 1998, reflecting lower product sales. Cost of sales in the pager segment, consisting principally of pager service fees were $525,000. Cost of sales in the hotel businesses, consisting principally of payroll and supplies, were $4.1 million. Travel service costs increased by $600,000 or 29% in 1998, reflecting increased sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 47% from $39.3 million in 1997 to $57.9 million in 1998, principally due to increases of approximately $6.0 million in advertising expense and approximately $6.0 million in employee compensation and benefits. The great majority of the increase was attributable to the seminar and product segments.

Operating Income. Increases in selling, general and administrative expenses were principally in the seminar and product sales segments, resulting in 1998 operating income in these segments of $483,000 and $813,000, respectively, compared with $11.0 million and $3.5 million in 1997. Operating income from the pager and travel service segments increased from $97,000 in 1997 to over $3.0 million in 1998.

Other Income and Expense. Other income and expense consist principally of royalty income, securities trading, interest income and expense and losses on private company investments. In 1998, other income amounted to $1.7 million compared to a loss of $706,000 in 1998. The principal reasons for the improvement were $1.6 million in royalties received from the business of EPI after its sale and a gain of $837,000 on trading of securities compared with a loss of $806,000 in 1997, which were offset in part by an increase of $1.1 million in interest expense due to increased borrowings, principally to fund hotel acquisitions.

Income Taxes. The provision for income taxes of $2.3 million and $5.6 million for the years ended 1998 and 1997, respectively, reflect taxes payable in respect of profitable operations. The Company's effective tax rates have historically differed from the federal statutory rate primarily because of certain deferred revenues, unrealized gains and losses on trading securities, accelerated depreciation and state taxes.

As a result of the foregoing, income from continuing operations was $3.0 million, or $.05 per share in 1998, compared with $8.2 million, or $.13 per share, in 1997. Income from discontinued operations, including EPI's income prior to its sale and gain on the sale, was $763,000, or $0.01 per share, in 1998 compared with $714,000, or $0.01 per share, in 1997.

Year ended December 31, 1997 compared with year ended December 31, 1996

Revenue. Revenue from continuing operations for the year ended December 31, 1997 were $93.3 million as compared to revenues of $37.0 million for the year ended December 31, 1996. Results for 1997 include the results of WCSI for only eleven months due to a change in WCSI's fiscal year end from January 31 to December 31. Revenues grew significantly due to several factors, including a substantial increase in marketing, and the fact that several books authored by Mr. Cook appeared on the New York Times Business Best Seller list, resulting in greater recognition for Mr. Cook in the investment education market. Seminar sales grew from $23.8 million in 1996 to $60.8 million in 1997, an increase of 137%. Book and product sales rose from $13.2 million in 1996 to $29.4 million in 1997, an increase of 123%. Businesses acquired in 1997 contributed $6.0 million to the increase in revenue.

Costs of Revenue. Costs of revenue increased from $14.5 million to $39.5 million, an increase of 178%, due primarily to a corresponding overall growth in revenues. The costs to conduct the seminars increased from $8.0 million in 1996 to $19.3 million in 1997, an increase of 137%. Costs of product sales grew from $6.4 million in 1996 to $17.2 million in 1997, an increase of 183%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by over $21 million to $39.3 million in 1997 from $18.2 million in 1996 or 115%. The increase was attributable to increases in compensation and benefits ($7 million in 1996 compared to $16 million in 1997), and advertising ($6 million in 1996 compared to over $16 million in
1997), reflecting the increased size and scope of the Company's business.

Other Income and Expense. For the year ended December 31, 1997, the Company's net other income/expense was an expense of $706,000 as compared to $74,000 in 1996. The increase in expense was due to the costs associated with the purchase of the Company's headquarters building coupled with a net investment loss of over $800,000 in trading securities. The net investment loss can be attributed to the losses incurred in the brokerage accounts used by seminar instructors to make demonstration trades as well as a downturn in the stock and securities markets at the end of 1997.

Operating Income. Operating income increased from $4.3 million in 1996 to $14.5 million in 1997, an increase of $10.2 million or 237%. The increase was due to the Company's achieving revenue growth, while maintaining high profit margins on both seminar and product sales revenues as well as taking advantage of the economies of scale in the distribution, travel, and publishing areas.

The provision for income taxes of $5.6 million and $1.5 million for years 1997 and 1996, respectively reflect taxes payable in respect of profitable operations. The Company's effective tax rates differed from the federal statutory rate primarily because of certain deferred revenues, unrealized loss on trading securities, accelerated depreciation and state taxes.

As a result of the foregoing, income from continuing operations increased from $2.8 million, or $.05 per share, in 1996 to $8.3 million, or $.13 per share, in 1997. Income from discontinued operations was $714,000, or $.01 per share in 1997, compared with $221,000 in 1996.

Liquidity and Capital Resources

At December 31, 1998, the Company had current assets of $12.0 million and current liabilities of $28.6 million, resulting in a working capital deficit of $16.6 million. The working capital deficit at December 31, 1997 was $11.0 million. Current liabilities at December 31, 1998 include $5.7 million in deferred revenue, which results principally from payments received from persons who have signed up and paid in advance for future pager services, subscriptions to the WIN website or to attend seminars not yet held. Current liabilities at December 31, 1998 also include $5.0 million in taxes payable, which includes approximately $2.7 million in delinquent payments owed on 1997 state and federal taxes. The Company has not made estimated tax payments with respect to income taxes in 1998.

Mr. Wade B. Cook, the Company's largest shareholder and CEO, agreed to a reduction of $2.0 million in royalties for the quarter ended September 30, 1998, to assist with the Company's cash flow requirements. At December 31, 1998, the Company had payables to related parties of $3.1 million, which represent principally royalties owed to Mr. Cook and which were net of the reduction agreed to by Mr. Cook.

The market value of the Company's marketable securities decreased from $6.1million at December 31, 1997 and $4.4 million at June 30, 1998 to $2.9 million at December 31, 1998, due to sales of securities. Inventory increased from $1.3million at December 31, 1997 to $3.7 million at December 31, 1998 due principally to increases in inventory to support expanded product lines, including products of subsidiaries acquired in the fourth quarter of 1997. At December 31, 1998 the Company also had receivables from related parties of $2.9 million consisting principally of term loans to employees and directors, the majority of which are secured by mortgages on real property.

The Company's principal source of cash in the past has been from the operation of its investment seminars and sales of tapes, books and other materials focused on business strategies and financial and personal wealth management. The Company does not have an established bank line of credit. Cash provided by operations increased by $1.3 million in 1998. This increase reflected increases in accounts and royalties payable, and a reduction in deposits and proceeds from the sale of trading securities.

Cash generated from financing activities, principally borrowing, was $7.1 million in 1998, compared with $485,000 in 1997, as the Company borrowed funds in connection with its investment in hotel activities.

In addition to cash received from its own operations, the Company is entitled to receive payment under its license agreement with Entity Planners Inc.("EPI") based on a percentage of sales, but not less than $35,539 per week which represents the minimum weekly payment due ($40,385) less 12% payable to Mr. Cook personally pursuant to a prior understanding between Mr. Cook and the Company. See Part I, Item 1 of this report. Receipt of these payments may, as a practical matter, be dependent on the success of the business in the hands of the buyers.

The Company continues to use cash to acquire interests in hotel properties and other businesses. See "Overview" and Part I, Item 1 of this report. Use of cash for these purposes has significantly exceeded cash generated by operations. Net cash used in investment was $21.0 million in 1998, compared with $14.5 million in 1997. Property and equipment increased from $10.4 million at December 31, 1997 to $29.2 million at December 31, 1998, reflecting principally hotel activities, and non-marketable investments increased from $7.3 million at December 31, 1997 to $9.5 million at December 31, 1998, due principally to additional minority investments in other developing businesses.

The Company's board of directors has approved the repurchase of up to one million shares of common stock, and during 1998 the Company repurchased 251,000 shares for an aggregate of approximately $537,000. The Company presently has no plans to repurchase any additional shares of its common stock.*

The Company has formed and acquired new businesses, has continued to fund these businesses in anticipation of future revenues, and has continued its policy of committing available cash to new businesses and other investments. The Company's policy of using available cash to acquire developing businesses, hotels and non-marketable investments and its working capital deficit have resulted in constraints on liquidity, including failure to pay tax obligations when due. The Company has significant cash commitments and requirements in future periods, including its unpaid taxes and other current payables, $4.7 million in current maturities of long-term debt at December 31, 1998, and $581,000 in lease payments accruing during 1999. In March 1999, the Company was obligated to make a $895,000 payment on the long-term loan assumed by the Company in connection with the acquisition by the Company of the Best Western McCarran House in Sparks, Nevada. The Company renegotiated the debt and paid $600,000 plus accrued interest and a 4% late fee, and is obligated to pay the lender an additional $295,000 on April 10, 1999.

Under the terms of a contract with the Hewlett Packard Company ("HP"), the Company agreed to pay HP for the development of an inter-office communications network. The Company has since discontinued HP's services under the contract. At December 31, 1998, the Company had incurred expenses under the contract of approximately $795,000.

The  Company  also  anticipates   spending  up  to  $1.0  million  in  1999  for
improvements to its hotel properties, but this amount could be exceeded.*

The Company regularly evaluates other acquisition and investment opportunities, and additional cash resources may be devoted to pursuing such opportunities.

If the Company is required to generate cash for working capital purposes from its properties and non-marketable investments, it may not be able to liquidate these assets in a timely manner, or in a manner that allows the Company to realize the full value of the assets. Failure to generate adequate cash resources for working capital could require the Company to cut back operations, delay or cancel expansion and development projects, dispose of properties, businesses or investments on unfavorable terms or cause the Company to be unable to meet obligations.*

The Company is a party to various government investigations and legal proceedings. See Part I, Item 3, of this report. The legal fees and other costs involved may be material.* If the Company were found to be liable in certain of these proceedings, the liability could be material.* In addition, if government agencies charge the Company with violation of certain consumer protection or other laws and establish such violations, they could seek to require the Company to pay material penalties or to refund money paid to the Company by seminar attendees within their jurisdiction, and to cease doing business in the jurisdiction or significantly change the manner in which the Company's business is conducted. Any such result could materially adversely affect the Company's financial condition or results of operations.

Year 2000

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

The Company's Year 2000 remediation plan focuses on: internal systems, including personal computing, facilities and business systems, and third-party considerations, such as suppliers and other vendors. The tasks common to each of these areas are (i) the identification and assessment of Year 2000 issues, (ii) assessment of remediation required, (iii) prioritization of risk, (iv) remediation and testing and (v) contingency planning.

Internal Systems

The Company's compliance team has evaluated significant internal personal computing and business systems that are critical to the ongoing operation of the Company and in the process of identifying the computer hardware and software upgrades and replacements necessary to make such systems Year 2000 compliant. Such upgrades and replacements are expected to be completed by the end of the second quarter of 1999.

Suppliers and Vendors

The Company's business operations are, to some extent, dependent on the Year 2000 readiness of infrastructure suppliers such as banking, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes.*

The likelihood and effects of such failures in infrastructure systems and the supply chain cannot be estimated.

Costs

The total cost of the Company's Year 2000 Plan is not material to the Company's financial condition. The estimated total cost of the Plan is expected to be under $10,000 and is being funded through operating cash flow.* As at December 31, 1998, the Company had incurred approximately less than $5,000 in costs related to its Year 2000 identification, assessment, remediation and testing efforts. The major portion of the remaining amount of the estimate is expected to have been incurred by the end of the second quarter of 1999 when the Company's Year 2000 compliance efforts are expected to be completed, with the balance expended thereafter to monitor the compliance process. None of the Company's other projects have been delayed or deferred as a result of the implementation of the Year 2000 Compliance Plan.

Risks

To date, the Company has not incurred, and does not expect to incur, material costs to review and remedy Year 2000 compliance problems.* However, there can be no assurance that the systems or products of other entities, including the Company's suppliers on which the Company relies and disruptions in the economy generally resulting from Year 2000, will not have a material adverse effect on the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

See Note M to the Company's audited financial statements included under Item 14 of this report, which is incorporated herein by this reference.

The Company is exposed to changes in interest rates affecting the return on its notes receivable and investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in interest rates.

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investments and notes receivables. The Company has not used derivative financial instruments in its investment portfolio. The Company places their investment with enterprises with which it has majority control and thus limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

Item 8.  Financial Statements and Supplementary Data.

Reference is made to the financial statements listed under the heading "(a)(1) Financial Statements" of Item 14 herein, which financial statements are incorporated herein by reference in response to this Item 8.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    Part III


Item 10.   Directors and Executive Officers of the Registrant.

The information required by this item is included in the Company's proxy statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  Executive Compensation Summary Of Cash And Certain Other Compensation

The information required by this item is included in the Company's proxy statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

The information required by this item is included in the Company's proxy statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information required by this item is included in the Company's proxy statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

(a)  The following documents are filed as part of this report:

1.   Financial Statements

     (i)  Consolidated Balance Sheets at December 31, 1997 and 1998
     (ii) Consolidated Statements of Income and Retained Earnings for the years ending December 31, 1996, 1997 and 1998
     (iii) Consolidated Statements of Changes in Shareholders' Equity
     (iv) Consolidated Cash Flow Statements
     (v)  Notes to Consolidated Financial Statements

2.   Financial Statement Schedules

     Not required.

3.   Exhibits


Exhibit No.         Description
-----------         -----------

 2.1(Infinity)      Stock Purchase  Agreement  dated June 30, 1998, by and among the Company,  Entity Planners,  Inc., and Berry,  Childers &
                    Associates, L.L.C.

 2.2(Infinity)      Amendment to Stock Purchase  Agreement  dated  September 30,
                    1998 by and among the Company, Entity Planners Inc. and Berry, Childers & Associates, L.L.C.

 2.3* Purchase and Sale Agreement, dated July 4, 1996, between United Support Association and Seller

 2.4* All Inclusive Trust Deed dated March 8, 1997, for the purchase and assumption of certain real-estate by Rising Tide, LTD from East Bay Lodging Association, LTD

 2.5** Share Exchange Agreement, dated January 1, 1998, between Wade Cook Financial Corporation and Information Quest, Inc.

 2.6** Stock Purchase Agreement, dated August 8, 1997, between Profit Financial Corporation and Curtis A. Taylor and Stanley J. Zenk regarding Worldwide Acquisition.

Exhibit No.         Description
-----------         -----------

 2.7** Stock Purchase Agreement, dated August 1, 1997, between Wade Cook Financial Corporation and John V. Childers, Sr., Brenda Childers, Tracy Allan Childers and John V. Childers, Jr. regarding Ideal Acquisition.

 2.8** Share Exchange Agreement, dated August 15, 1997, between Profit Financial Corporation and Gold Leaf Press, Inc.

 2.9** Share Exchange Agreement, dated August 15, 1997, between Profit Financial Corporation and Origin Book Sales, Inc.

 2.10*** Assignment and Assumption of Interest, Consent Agreement, Memorandum of Terms re: Airport Hotel Partners, L.L.C.

 2.11***            Limited Liability  Company Interest  Purchase  Agreement re:
                    Woods Cross Hotel Partners, L.C. dated November 29, 1997

 2.12*** Limited Liability Company Interest Purchase Agreement with exhibits re: Park City Hotel Partners, L.C. dated February 4, 1997

 2.13*** Memorandum of Terms, Assignment and Assumption of Interest, Warranty Deed re: Airport Lodging Associates, L.L.C.

 2.14**** Share Exchange Agreement, dated January 1, 1998, between WCFC & Quantum Marketing, Inc.

 2.15**** Stock Assignment Agreement dated January 1, 1998, between WCFC & Glendon H. Sypher

 3.1**              Articles of Incorporation of Wade Cook Financial Corporation

 3.2**              Bylaws of Wade Cook Financial Corporation

 4.1** Form of Wade Cook Financial Corporation's Common Stock Certificate 10.1**(Function) 1997 Stock Incentive Plan of Wade Cook Financial Corporation

10.2**              Form of  Indemnification  Agreement  of Wade Cook  Financial
                    Corporation

10.3* Product Agreement, dated June 25, 1997, and effective as of July 1, 1997, among Wade Cook Seminars, Inc., Money Chef, Inc., and Wade B. Cook

10.4* Agreement dated February 1, 1996, between Wade B. Cook and Lighthouse Publishing Group, Inc.

10.5* Amended Agreement, dated June 26, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

10.6* Agreement Dated January 1, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

10.7* Amended Agreement dated June 26, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

10.8* Agreement dated March 1, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

Exhibit No.         Description
-----------         -----------

 10.9* Agreement dated May 1, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

10.10*(Function)    Employment  Agreement  dated June 26,  1997,  by and between
                    Wade Cook Seminars, Inc., and Wade B. Cook

10.11* Commercial Lease dated June 25, 1997, by and between Wade Cook Seminars, Inc. and U.S.A. Corporate Services, Inc.

10.12* Agreement dated November 1, 1996, between Wade B. Cook and Lighthouse Publishing Group, Inc.

10.13* Secured Loan Agreement and Promissory Note (Secured) between U.S.A., Wade Cook Seminars, Inc. and Newstart Centre, Inc.

10.14** Open-Ended Product Agreement, dated March 20, 1998, between Wade Cook Financial Corporation and Wade B. Cook

10.15*** Product Agreement, dated March 23, 1998, between Planet Cash, Inc., Steven Allyn Wirrick and Wade Cook Financial Corporation

10.16*** Stock Assignment Agreement, dated January 1, 1998, between Get Ahead Bookstores, Inc., Glendon H. Sypher and Wade Cook Financial Corporation

10.17** Product Agreement, dated March 23, 1998, between Wade Cook Financial Corporation, Information Quest, Inc. and Thomas Cloward

10.18** Share Exchange Agreement, dated September 12, 1997, between Profit Financial Corporation and Applied Voice Recognition, Inc.

10.19** Publishing Agreement, effective October 1, 1997 and signed January 12, 1998, between Lighthouse Publishing Group, Inc. and Wade B. Cook

10.20** Secured Loan Agreement, Promissory Note, and Certificate of Delivery and Receipt of Documents, dated May 23, 1997, between USA/Wade Cook Seminars, Inc. and Newstart Centre, Inc.

10.21** Secured Loan Agreement, Promissory Note, and Certificate of Delivery and Receipt of Documents, dated June 20, 1997, between Wade Cook Seminars, Inc. and Newstart Centre, Inc.

10.22** Secured Loan Agreement, Promissory Note, and Certificate of Delivery and Receipt of Documents, dated July 25, 1997, between Wade Cook Seminars, Inc. and Newstart Centre, Inc.

10.23** Secured Loan Agreement, Promissory Note, and Certificate of Delivery and Receipt of Documents, dated August 22, 1997, between Information Quest, Inc. and Newstart Centre, Inc.

10.24** Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents, dated October 9, 1997, between Information Quest, Inc. and Newstart Centre, Inc.

10.25** Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents, dated October 9, 1997, between Left Coast Advertising, Inc. and Newstart Centre, Inc.

Exhibit No.         Description
-----------         -----------

10.26** Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents dated August 19, 1997, between Left Coast Advertising, Inc. and Newstart Centre, Inc.

10.27*** Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents, dated January 20, 1998, between Wade Cook Seminars, Inc. and Newstart Centre, Inc.

10.28** Secured Promissory Note, dated July 31, 1997, between Wade Cook Seminars, Inc. and Robert and Meda Hondel

10.29*** Secured Promissory Note, dated June 18, 1997, between Paul and Laurie Cook and Wade Cook Seminars, Inc.

10.30*** Secured Promissory Note, dated January 1, 1998, between Paul and Laurie Cook and Wade Cook Seminars, Inc.

10.31***            Warranty Deed, Articles of Organization re: Red Rock Lodging
                    Associates

10.32****           Contract for Sale of Real Estate  dated  January 20, 1998 by and between Ideal Travel Concepts, Inc. and/or assigns and Kenneth B. Lenoir

10.33(Infinity)     Exclusive  Product License  Agreement dated June 30, 1998 by and between Wade B. Cook, and Entity Planners, Inc.

10.34(Infinity)     Exclusive  Product License  Agreement dated June 30, 1998 by and  between  Wade Cook  Financial  Corporation,  and Entity
                    Planners, Inc.

10.35(Infinity)     Open Ended  Product  Agreement  between the Company and Wade
                    Cook dated March 20, 1998

10.36(Infinity)     Amendment to the Open Ended Product Agreement dated November
                    13, 1998 by and between the Company and Wade Cook

10.37 Assignment and Assumption of Interest dated August 22, 1996 by and between Zion's Management and Development Co., Airport Lodging Associates L.C. and Wade Cook Seminars, Inc.

10.38               Real Estate  Purchase  Contract  dated  August 22, 1997 (St.
                    George Hilton)

10.39 Addendum No. 1/Counteroffer to Real Estate Purchase Contract dated August 1997 (St. George Hilton

10.40 Real Estate Lease dated July 16, 1998 between Origin Book Sales, Inc. and California Avenue Associates, LLC.

10.41               Form of Speaker Agreement

10.42               Agreement  dated December 11, 1998 between THH Ventures L.C.
                    and the Company

10.43 Purchase Agreement dated February 28, 1998 between Ki Hong Kim, Hoo Hyung Kim and Zions Management and Development

11.1                Statement of Computation of Per Share Earnings

16.1**              Letter re: Change in Certifying Accountant

21.1                List of Wade Cook Financial Corporation Subsidiaries

Exhibit No.         Description
-----------         -----------

27.1                Financial Data Schedule - December 31, 1998



* Previously filed as an exhibit to the Company's registration statement on Form 10 filed with the SEC on April 30, 1997, as amended on June 29, 1997 and September 24, 1997

** Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1998

*** Previously filed as an exhibit to the Company's Form 10-K/A filed with the SEC on July 20, 1998

**** Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on August 8, 1998

(Infinity) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 16, 1998

(Function) This document has been identified as a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Wade Cook Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 1999.



                                        Wade Cook Financial Corporation


                                        By:  /s/ Wade B. Cook
                                           ------------------------------------
                                           Wade B. Cook, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of Wade Cook Financial Corporation in the capacities and on the dates indicated.


      Signature                       Title                          Date
      ---------                       -----                          ----


/s/ Wade B. Cook             Chief Executive Officer, Director    March 23, 1999
------------------------     (principal executive officer)
Wade B. Cook


/s/ Richard Smith            Chief Financial Officer              March 26, 1999
------------------------     (chief accounting officer)
Richard Smith

------------------------     Director/Secretary                   March __, 1999
Laura Cook


/s/ Robert Hondel            Director                             March 29, 1999
------------------------
Robert Hondel

/s/ Robin Anderson           Director                             March 29, 1999
------------------------
Robin Anderson

         *                   Director                             March 29, 1999
------------------------
Nicolas Dettman

______________________       Director                             March 30, 1999
Joel Black


/s/ Janice Leysath           Director                             March 29, 1999
------------------------
Janice Leysath

         *                   Director                             March 30, 1999
------------------------
John Lang

------------

*    Signed by Richard  Smith  pursuant to a  power-of-attorney  dated March 30,
     1999

Tel: (310)576-6880             MILLER AND CO.
Fac: (310)576-6881      CERTIFIED PUBLIC ACCOUNTANTS            MEMBERS OF
EMAIL: milco@           501 SANTA MONICA BOULEVARD            S.E.C. PRACTICE
  ix.netcom.com                SECOND FLOOR                   SECTION OF THE
                        SANTA MONICA, CALIFORNIA  90401     AMERICAN INSTITUTE
                                                           OF CERTIFIED PUBLIC
                                                                ACCOUNTANTS
                                Established 1949

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Wade Cook Financial Corporation and Subsidiaries
Seattle, Washington


We have audited the accompanying consolidated balance sheets of Wade Cook Financial Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 1998, 1997, and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wade Cook Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 1998, 1997, and 1996 in conformity with generally accepted accounting principles.

As discussed in Note-H to the financial statements, the Company has restated its 1996 earnings per share.


                                       /s/ Miller and Co.
                                       Certified Public Accountants



Santa Monica, California
February 26, 1999

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------



                                     ASSETS
                                     ------

                                                                                                December 31,
(in thousands)                                                                     --------------------------------------
CURRENT ASSETS                                                        NOTES              1998                 1997
--------------                                                     ------------    -----------------    -----------------
   Cash and cash equivalents                                               A               $ 1,742             $   540
   Marketable securities                                                 A,C                 2,870               6,163
   Trade and credit card receivables                                       B                 3,112               3,283
   Inventory                                                               A                 3,743               1,312
   Due from related parties                                              B,F                    65                 750
   Notes receivable - employees, current portion                         B,F                   112                 243
   Prepaid expenses                                                                            354                 236
   Deferred tax asset                                                      A                     -                 251
                                                                                  -----------------    -----------------
        TOTAL CURRENT ASSETS                                                                11,998              12,778
                                                                                  -----------------    -----------------

PROPERTY AND EQUIPMENT                                                 A,D,Q                29,203              10,425
----------------------                                                            -----------------    -----------------
GOODWILL                                                                   A                 3,061               2,638
--------                                                                          -----------------    -----------------

OTHER ASSETS
   Non-marketable investments                                            A,L                 9,493               7,331
   Other investments                                                                           255                 247
   Deposits                                                                E                   152               4,093
   Notes receivable - employees                                          B,F                 2,920               3,293
   Due from related parties                                              B,F                 1,616                 599
                                                                                  -----------------    -----------------

        TOTAL OTHER ASSETS                                                                  14,436              15,563
                                                                                  -----------------    -----------------

              TOTAL ASSETS                                                                 $58,698             $41,404
              ------------                                                        =================    =================



The accompanying notes are an integral part of these consolidated financial statements. See accompanying independent auditors' report.

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                               December 31,
                                                                                   -------------------------------------
CURRENT LIABILITIES                                                   NOTES             1998                 1997
-------------------                                                ------------    ----------------     ----------------
   Current portion of long-term debt                                       G             $  4,667             $  1,445
   Book overdrafts                                                         E                    -                2,156
   Accounts payable and accrued expenses                                                    9,198                6,451
   Margin loans in investment accounts                                     L                  146                2,767
   Payroll and other taxes withheld and accrued                                               163                  163
   Income taxes payable                                                  A,O                4,969                5,254
   Deferred tax liability                                                                     642                    -
   Deferred revenue                                                        A                5,662                4,764
   Due to related parties                                                  F                3,110                  783
   Notes payable to officer                                                G                   45                   45
                                                                                  ----------------    -----------------

       TOTAL CURRENT LIABILITIES                                                           28,602               23,828

LONG -TERM DEBT                                                            G                9,473                  821
                                                                                  ----------------     ----------------

       TOTAL LIABILITIES                                                                   38,075               24,649
                                                                                  ----------------    -----------------
COMMITMENTS & CONTINGENCIES                                            N,T,U

MINORITY INTEREST                                                                             936                  688
                                                                                  ----------------     ----------------
SHAREHOLDERS' EQUITY
   Preferred stock, 5,000,000 shares authorized at $10 par
     value, none issued and outstanding                                                         -                    -

   Common stock,  140,000,000  shares  authorized at $0.01 par, value 64,345,630 shares and 64,245,923 shares outstanding
     as of, December 31, 1998 and 1997, respectively                       H                  644                  642

   Paid-in capital                                                                          4,093                3,692
   Prepaid advertising                                                     I                 (500)                (500)
   Retained earnings                                                                       15,987               12,233
                                                                                  ----------------    -----------------
                                                                                           20,224               16,067
                                                                                  ----------------    -----------------
      Less:   treasury stock at cost                                       H
                 (251,000 shares)                                                             537                    -
                                                                                   ----------------     ---------------
             TOTAL SHAREHOLDERS' EQUITY                                                    19,687               16,067
                                                                                   ----------------     ---------------
              TOTAL LIABILITIES, MINORITY INTEREST,
                 AND SHAREHOLDERS' EQUITY                                                $ 58,698             $ 41,404
                                                                                   ================    ================


                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
             -------------------------------------------------------


                                                                                Years Ended
                                                            ----------------------------------------------------------
                                                                                December 31,
                                                            ---------------------------------------------------------
(in thousands, except share data)               NOTES             1998                1997                 1996
---------------------------------             ---------    -----------------    ----------------    -----------------
REVENUES, NET OF RETURNS AND DISCOUNTS                P          $ 118,207           $ 93,343            $ 37,008

COSTS OF REVENUES                                     P
   Royalties to related party                                        7,976              9,997               3,968
   Speaker fees to related party                                       378                167                 131
   Other costs of revenues                                          48,409             29,328              10,361
                                                            ----------------    -----------------    ----------------
       TOTAL COSTS OF REVENUES                                      56,763             39,492              14,460
                                                            -----------------    ----------------    ----------------
       GROSS PROFIT                                                 61,444             53,851              22,548
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                          57,890             39,309              18,178
                                                            -----------------    ----------------    ----------------

       INCOME FROM OPERATIONS                                        3,554             14,542               4,370
                                                            -----------------    ----------------    ----------------
OTHER INCOME (EXPENSE)                                G
   Dividends and interest                                              624                385                  60
   Gain (loss) on trading securities                A,C                837               (804)                 93
   Other income                                                        386                128                  58
   Loss on non-marketable investments                                 (435)              (106)                  -
   Loss on disposition of fixed assets                                   -                  -                 (22)
   Licensing fees                                     V              1,697                  -                   -
   Interest expense                                                 (1,453)              (309)               (263)
                                                            -----------------    ----------------    ----------------

       TOTAL OTHER INCOME (EXPENSE)                                  1,656               (706)                (74)
                                                            -----------------    ----------------    ----------------
       INCOME BEFORE INCOME TAXES                                    5,210             13,836               4,296

PROVISION FOR INCOME TAXES                            O              2,346              5,579               1,452
                                                            -----------------    ----------------    ----------------
       INCOME BEFORE MINORITY INTEREST                               2,864              8,257               2,844

MINORITY INTEREST                                                      127                 21                   -
                                                            -----------------    ----------------    ----------------
       INCOME FROM CONTINUING OPERATIONS
                                                                     2,991              8,278               2,844
                                                            -----------------    ----------------    ----------------





The accompanying notes are an integral part of these consolidated financial statements. See accompanying independent auditors' report.



                                                                                Years Ended
                                                            ----------------------------------------------------------
                                                                                December 31,
                                                            ----------------------------------------------------------
(in thousands, except share data)               NOTES             1998                1997                 1996
---------------------------------             ---------    -----------------    ----------------    ------------------

DISCONTINUED OPERATIONS                              V
  Income from operations of Entity
  Planners, Inc., to be disposed of (net
  of income taxes of $315,000 in 1998,
  $484,000 in 1997, and $149,000 in 1996)                              585                  714                 221

  Operating income of Entity Planners, Inc.,
  during phase-out period (net of income tax
  of $8,280 in 1998)                                                    15                    -                   -

  Gain on disposal of Entity Planners, Inc.
  (net of income tax of $87,500 in 1998)                               163                    -                   -
                                                            -----------------    ----------------    ----------------
       INCOME FROM DISCONTINUED
       OPERATIONS                                                      763                  714                 221
                                                            -----------------    ----------------    ----------------
  NET INCOME                                                       $ 3,754              $ 8,992              $3,065
                                                             ================    =================    ================
  EARNINGS PER SHARE                                 A
    Income from continuing operations                              $   .05              $   .13             $   .05
    Income from discontinued operations                                .01                  .01                   -
    Income during phase-out period                                       -                    -                   -
    Gain on disposal                                                     -                    -                   -
                                                            -----------------    ----------------    ----------------
    Net income                                                     $   .06              $    14             $   .05
                                                             ================    =================    ================
    WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                                       63,888               63,363             $59,610
                                                             ================    =================    ================


                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           ----------------------------------------------------------


                                        Class A
                                      Common Stock
                                 ----------------------
                                                             Additional      Retained                                      Total
                                                              Paid-in        Earnings       Prepaid       Treasury      Shareholders
(in thousands)                      Shares       Amount       Capital       (Deficit)     Advertising       Stock          Equity
--------------                    ---------    ---------    -----------    -----------    -----------    -----------    ------------
Balances - December 31, 1996
as restated, Note X                  6,681        $ 67         $ 894          $3,241        $ (500)              -         $ 3,702

Issuance of restricted stock
in exchange for finders' fees
relating to purchase of interest
in Fairfield Inn, Provo, Utah           10          .1            34                                                           34

Issuance of restricted stock            11          .1            32                                                           32

Issuance of restricted stock in
exchange for finders' fees
relating to purchase of interest
in Hampton Inn & Suites,
Park City,  Utah                         4          .4            52                                                           52

Issuance of restricted stock
for 12% interest in 45th
South Hotel Partners, LC                10          .1            60                                                           60

Authorized but unissued
restricted Stock in exchange for
stock of Ideal Travel Concepts,
Inc., at August 1, 1997                358           4         2,146

Issuance of restricted stock in
exchange for the common stock
of Origin Book Sales, Inc. at
August 27, 1997                         30           -           196                                                          196

Issuance of restricted stock in
exchange for the common stock
of Gold Leaf Press, Inc. at
August 27, 1997                          8         .08            51                                                           51

Issuance of restricted stock            20           -            32                                                           32

Effect of 3 for 1 stock split       14,265         143          (143)

Issuance of restricted shares
in Exchange for 7%  interest in
Wood Cross Hotel Partners, LC           12          .1           119                                                          119

Issuance of restricted stock             2         .02             8                                                            8

Effect of 3 for 1 stock split       42,821         428          (428)

Authorized but unissued
restricted stock for employee
bonus                                   14          .1             -

Return of stock sale profits by                                  633                                                          633
officer (Note B)


The accompanying notes are an integral part of these consolidated financial statements See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           ----------------------------------------------------------



                                        Class A
                                      Common Stock
                                 ----------------------
                                                             Additional      Retained                                      Total
                                                              Paid-in        Earnings       Prepaid       Treasury      Shareholders
                                    Shares       Amount       Capital       (Deficit)     Advertising       Stock          Equity
                                  ---------    ---------    -----------    -----------    -----------    -----------    ------------

Collection of subscription
Receivable                                                         6                                                            6

Net Income for year ended
December 31, 1997                                                              8,992                                        8,992
                                  ---------    ---------    -----------    -----------    -----------    -----------    ------------

Balances - December 31, 1997        64,246       $ 643       $ 3,692        $ 12,233        $ (500)          $   -        $16,067
                                  ---------    ---------    -----------    -----------    -----------    -----------    ------------

Issuance of restricted common
stock in exchange for the
common stock of Information
Quest, Inc. at January 1, 1998          45          .5           188                                                          189

Issuance of restricted common
stock in exchange for the
common stock of Quantum
Marketing, Inc. at January 1,           45          .5           188                                                          189
1998

Issuance of restricted common
stock in exchange for all of
the common stock of
Convenience Specialty Stores,
Inc. (OTC BB: CSVC) at April            10           -            25                                                           25
23, 1998

Common stock purchased and
held in treasury at December                                                                                   537           (537)
31, 1998

Net income for the year ended
December 31, 1998                                                              3,754                                        3,754
                                  ---------    ---------    -----------    -----------    -----------    -----------    ------------

                                    64,346       $ 644       $ 4,093        $ 15,987        $ (500)          $ 537        $19,687
                                  =========    =========    ===========    ===========    ===========    ===========    ============


                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED CASH FLOW STATEMENTS
                       ---------------------------------


                                                                                            Years Ended
                                                                                           December 31,
                                                                     ----------------------------------------------------------
(in thousands)                                                             1998                1997                  1996
--------------                                                       -----------------    ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $ 3,754            $  8,992              $ 3,065
Adjustments   to  reconcile  net  income  to  net  cash  provided
by  operating activities:
    Depreciation and amortization                                              1,958               1,287                  345
    (Gains) losses on trading securities                                        (684)                804                  (93)
    Losses on disposition of fixed assets                                          -                   -                   22
    Loss on investment in non-marketable securities                              443                 106                    -
    Purchases of trading securities                                          (24,963)            (20,806)             (11,290)
    Proceeds from sale of trading securities                                  26,942              19,319                9,035
Changes in assets and liabilities: net of effects of acquisitions:
    Receivables                                                                  171              (2,423)              (3,250)
    Inventory                                                                 (2,431)               (582)                (350)
    Prepaid expenses                                                            (118)               (143)                (141)
    Deferred taxes                                                               893                 532                 (776)
    Deposits                                                                   3,941              (4,058)                   -
    Due from related parties                                                    (332)                  -                    -
    Accounts payable and accrued expenses                                      2,747               8,536                  475
    Payroll and other taxes withheld and accrued                                   -                (688)                 693
    Income taxes payable                                                        (285)              3,178                1,981
    Deferred revenue                                                             898                (396)               4,809
    Due to related party                                                           -                 118                    -
    Royalties payable                                                          2,327                 172                 (136)
                                                                     -----------------    ----------------    -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     15,261              13,948                4,389
                                                                     -----------------    ----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable from employees and officers                                 504              (1,571)                   -
    Capital expenditures                                                     (18,926)             (4,157)              (4,729)
    Purchase of non-marketable investments                                    (2,162)             (6,286)                   -
    Subsidiary's  investment                                                     139                (769)                 (88)
    Return of subsidiary's investment                                            248                   -                  800
    Payment for purchase of companies, net of cash acquired                     (423)             (1,748)                   -
                                                                     -----------------    ----------------
NET CASH USED FOR INVESTING ACTIVITIES                                       (20,620)            (14,531)              (4,017)
                                                                     -----------------    ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of subsidiary's minority interest                       -                  70                  321
     Payment of book overdrafts                                               (2,156)                  -                    -
     Long-term borrowings                                                     11,875                   -                    -
    Repayment on short-term borrowings                                        (2,621)               (292)                (193)
    Issuance of common stock                                                       -                  72                  108
    Collection on subscription receivables and
       return of stock profits by officer                                          -                 638                    -
     Purchase of treasury stock                                                 (537)                  -                    -
                                                                     -----------------    ----------------    -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      6,561                 488                  236
                                                                     -----------------    ----------------    -----------------

NET INCREASE (DECREASE) IN CASH                                                1,202                 (95)                 608

CASH, beginning of year                                                          540                 635                   27
                                                                     -----------------    ----------------    -----------------
CASH, end of year                                                            $ 1,742              $  540                $ 635
                                                                     =================    ================    =================



The accompanying notes are an integral part of these consolidated financial statements See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A -       Summary of Significant Accounting Policies
               ------------------------------------------

               Business
               Wade Cook Financial Corporation (WCFC), or Company, is the legal successor to Profit Financial Corporation (PFC), a holding company, whose principal operating subsidiaries include:

               Wade Cook Seminars, Inc. (WCS), (formerly known as United Support
                    Association, Inc.) - WCS conducts educational investment and business seminars and produces video tapes, audio tapes, and written materials designed to teach various investment and cash flow strategies for investing in the stock market, asset protection and asset accumulation techniques or strategies. WCS also hosts a subscriber internet service, Wealth Information Network (WIN), which allows subscribers to log on for information related to the stock market.

               Lighthouse Publishing Group, Inc.  (Lighthouse) - publishes books on investment, financial and motivational topics.

               Left Coast  Advertising,  Inc.  (Left Coast) - is an  advertising agency, with only inter-company sales.

               Origin Book Sales, Inc. (Origin) - is a book distributor.

               Worldwide Publishers, Inc. (Worldwide) - is a book publisher.

               Gold Leaf Press, Inc. (Gold Leaf) - is a book publisher.

               IdealTravel Concepts,  Inc. (Ideal) - is a travel agency, also in the business of selling travel agent training kits.

               Bountiful Investment  Group,  Inc. - owns interest in real estate ventures, primarily hotels.

               In 1998, the Company acquired the following business enterprises (Note R):

               Information  Quest,  Inc.  (IQ) - the  producer  of the IQ Pager, which provides subscribers with paging services for stock related information.

               Quantum Marketing Inc. (Quantum) - which provides local marketing through its website on the internet and retail centers located in Tacoma and Seattle, Washington and Santa Ana, California. The retail centers also provide consumers with online terminals with access to stock market information through the WIN.

               Get Ahead Bookstores, Inc. - a retail distributor of financial education, personal development, and inspirational products, including books, audio tapes, and video tapes located in the Quantum education centers.

               Copyrights
               The copyrights to most seminars, video and audio tapes, and written materials are now owned by Wade B. Cook, a related party. As used hereafter, "Company" refers to Wade Cook Financial Corporation and its consolidated subsidiaries.

See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A -       Summary of Significant Accounting Policies (continued)
               ------------------------------------------

               Accounting principles and consolidation policy
               The accompanying consolidated financial statements include the accounts of Wade Cook Financial Corporation and its majority-owned subsidiaries. WCS had a fiscal year end of January 31, and the balances as of January 31, 1997 have been used to prepare the consolidated financial statements as of December 31, 1996. In 1997, WCS changed its fiscal year end to December 31, and the balances as of December 31, 1997 do not include activity for the month of January 31, 1997 or January 31, 1998. All significant inter-company transactions and balances have been eliminated in the consolidation.

               During 1997, WCFC acquired Ideal, Origin, Worldwide, and Gold Leaf and during 1998, WCFC acquired IQ, Quantum, and Get Ahead Bookstores, the purchase method of accounting was used for all acquisitions (see Note R and S). The consolidated financial statements include the activity of each identified acquisition from the date of acquisition through December 31, 1998 and 1997. All significant inter-company transactions and balances have been eliminated in the consolidation.

               Use of estimates
               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

               Cash and cash equivalents
               The Company considers highly liquid investments with the original maturity of three months or less to be cash and cash equivalents. Included in these amounts are money market funds of $124,000, and $50,000 as of December 31, 1998 and 1997, respectively.

               Marketable securities
               Brokerage accounts are used by seminar instructors during the seminars to demonstrate how to buy and sell securities using a broker. Marketable securities consist mainly of stocks and options. They have been categorized as trading securities and, as a result, are stated at market value. All changes in trading securities' fair values are reported in earnings as they occur. Realized gains and losses on the sale of securities are determined using the specific-identification method.

               Inventory
               Inventory, which consists primarily of finished goods, is valued at the lower of cost or market. Cost is determined using the first-in, first-out method

               Property and equipment

               Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets for both financial reporting and tax reporting purposes. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations

See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A -       Summary of Significant Accounting Policies (continued)
               ------------------------------------------

               Property and equipment (continued)

               The Company evaluates impairment of long-lived assets in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. SFAS 121 requires the Company to assess whether an asset (or group of assets) that will continue to be used is impaired and needs to be adjusted. Other long-lived assets to be disposed of (either by sale or abandonment unrelated to the disposal of a business segment) should be written down to fair value less the cost to sell such assets.

               Intangible
               In 1998 and 1997 acquisitions (Note R) resulted in the Company recording goodwill, which represents the excess of the cost of the assets purchased over their fair value. Amortization is computed using the straight-line method over the estimated useful life of the intangible asset or 40 years, whichever is shorter.

               Non-marketable Investments
               If the Company owns less than 20% of the investee, the Company accounts for non-marketable investments using the cost method. The Company uses the equity method when the investment represents ownership between 20% and 50%.

               Revenue recognition
               Revenues for seminars are recognized when services are rendered.

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

               IQ sells pager services in twelve or twenty-four month contract subscriptions, but receives the revenue in advance, which is presented in the financial statements as deferred revenue until earned. The deferred revenues are recognized on a monthly basis over the term of the contract.

               Other revenues are recognized when finished products are shipped to customers or services have been rendered.

               Advertising costs
               Advertising costs are expensed when incurred. Advertising costs amounted to $19.230 million, $13.685 million, and $6.095 million for the years ended December 31, 1998, 1997 and 1996, respectively.

See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note A -       Summary of Significant Accounting Policies (continued)
               ------------------------------------------


               Income taxes
               Income taxes are provided for tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes.

               As of December 31, 1998, the Company owed the United States treasury $2.701 million in income taxes and accrued penalties and interest on unpaid income taxes for the year ended December 31, 1997. In addition, the Company owed various state governments $481,000 in unpaid taxes and accrued penalties and interest, also on unpaid taxes for the year ended December 31, 1997. The Company has not made any estimated tax payments on income earned in the year ended December 31, 1998, and no provision for this underpayment penalty has been made.

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

               The Company purchased radio airtime advertising in exchange for common stock. The transaction is discussed in Note I.

               Earnings per share
               The Company accounts for earnings per share in accordance with FASB No. 128. Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

               Reclassification of Financial Statement Presentation
               Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

               New Accounting Pronouncements
               The Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued in March 1998, Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which provides guidance on accounting for the costs of computer software developed or obtained for internal use. In 1998, the Company began installation of a company-wide software program, SAP. The Company has contracted with an outside engineering firm for the installation, implementation, and training. As of December 31, 1998, the Company has spent $795,000 and estimates that an additional $1.205 million will be required to have the computer system operating. As of December 31, 1998, the progress payments on the installation phase are classified as a fixed asset, with no depreciation being taken. Once the software performs in its intended use, the Company will begin depreciating.

See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note A -       Summary of Significant Accounting Policies (continued)
               ------------------------------------------

               New Accounting Pronouncements (continued)
               The AICPA in April 1998, issued SOP 98-5, Reporting on the Costs of Start-up Activities, which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expense as incurred. In 1998, the Company adopted SOP 98-5, and does not believe that it had a material effect on its financial statements or disclosures.

               The Financial Accounting Standards Board (FASB) in February of 1999, issued an exposure draft (ED) of a proposed Statement of Financial Accounting Standards (SFAS), Consolidated Financial
               Statements: Purpose and Policy. The Company believes that the proposed accounting standards will not have a material effect on the consolidated financial statements.



Note B -       Receivables

               Following is a summary of receivables:

                                                                               December 31,         December 31,
               (in thousands)                                                      1998                 1997
               --------------                                               -----------------    -----------------
               Trade and credit card receivables                                   $3,112              $3,242
               Notes receivable - employees                                         3,032               3,536
               Due from related parties                                             1,681               1,349
               Other                                                                    -                  41
                                                                             =================    =================
                        Total                                                      $7,825              $8,168
                                                                             =================    =================


               An allowance for uncollectible accounts is maintained, and at December 31, 1998 and 1997, the allowance amounted to $629,000 and $58,000, respectively. Amounts reported on the balance sheet are shown net of the allowance.



Note C -       Marketable Securities

               The net unrealized gain (loss) in trading securities that has been included in earnings during the period amounted to $684,000, $(755,000), and $93,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note D -       Property and Equipment

               The following is a summary of property and equipment:

                                                                               December 31,         December 31,
               (in thousands)                                                      1998                 1997
               --------------                                               -----------------    -----------------
               Land                                                                $   532             $   532
               Land - hotels                                                         2,906                   -

               Building                                                              8,723               6,022
               Building - hotels                                                     9,190                   -
               Equipment                                                             5,307               2,447
               Automobiles                                                           1,634               1,280
               Furniture and fixtures                                                3,704               1,774
                                                                               -----------------    -----------------
                                                                                    31,996              12,055
               Less: Accumulated depreciation                                       (3,295)             (1,630)
               Less: Accumulated depreciation - hotels                                (293)                  -
                                                                               -----------------    -----------------
                                                                                    28,408              10,425
               Software installation in progress                                       795                   -
                                                                               -----------------    -----------------
                           Total                                                  $ 29,203            $ 10,425
                                                                               =================    =================


               Depreciation expense charged to operations was $1.958 million, $1.269 million, and $345,000 in December 31, 1998, 1997, and
               1996, respectively.



Note E-        Deposits and Book Overdrafts

               Deposits  as of December  31, 1998 and 1997  amounted to $152,000
               and  $4.093  million,   respectively.   Deposits   represent  the
               following:


                                                                        December 31,
                                                            -------------------------------------
                Description                                      1998                 1997
                -----------
                                                            ----------------    -----------------
                Held by credit card processors                       $50              $ 2,050
                Held for purchase of hotel                             -                1,913
                Purchase of AVRI equipment                             -                  120
                Held for security on buildings                        24                   10
                Held in escrow accounts                               78                    -
                                                            ================    =================
                Totals                                             $ 152              $ 4,093



               Book overdrafts as of December 31, 1998 and 1997, amounted to none and $2.156 million, respectively. Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified as "book overdrafts" on the balance sheet.

See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note F -       Related Party Transactions

               The Company entered into a product agreement with Wade B. Cook, to obtain the rights to promote and sponsor seminars, entity formation services (discontinued in June 1998) and products owned and controlled by Wade B. Cook for a royalty. Royalty expenses totaled $7.976 million, $9.997 million, and $3.968 million for the years-ended December 31, 1998, 1997, and 1996, respectively. As of December 31, 1998 and 1997, accrued royalties were $2.989 million and none, respectively.

               In 1998, the Company renegotiated its product agreement with Wade
               B. Cook, under the new terms of the agreement, Mr. Cook did not receive any third quarter royalties. Under the previous agreement, Mr. Cook would have received $2.037 million in royalties. In addition, during for the year ended December 31, 1998, Mr. Cook and the Board of Directors agreed that Mr. Cook would repay the Company amounts paid on his behalf for legal expenses, totaling $642,000.

               The Company obtained services from seminar speakers provided by companies owned by officers of the Company. Total speaker fees paid to such companies totaled $378,000, $167,000, and $131,000 for the years ended December 31, 1998, 1997, and 1996. There were no additional amounts due to such companies as of December 31, 1998 and 1997.

               Due from related parties represent advances to the following:


                                                                         December 31, 1998            December 31, 1997
                                                                     --------------------------    ------------------------
               (in thousands)                                                          Non-                          Non-
               Related Parties         Relationship                    Current        Current       Current        Current
               -------------------     --------------------------    ------------    ----------    ----------    ----------
               Newstart                50% owned and controlled
               Centre, Inc.            by President/CEO of WCFC
                                       or his affiliates                  $ 60           808         $ 43           $ 599

               Get Ahead               Prior to 1998, majority
               Bookstores              stockholder was an
                                       employee of WCFC                      -             -          156               -

               Quantum Marketing       Prior to 1998, majority
                                       stockholder was a
                                       director of WCFC                      -             -          525               -

               Crossroads              General partner is
                                       President/CEO of WCFC                 -           250            -               -

               Five Star               General partner is
               Consulting, Inc.        President/CEO of WCFC
                                                                             -            38           25               -
               Related                 Associated with WCFC
               Individuals                                                   5           520            1               -
                                                                     ============    ==========    ==========    ==========
                        Total                                             $ 65       $ 1,616        $ 750          $  599
                                                                     ============    ==========    ==========    ==========

See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note F -       Related Party Transactions (continued)

              Due to related parties consists of the following:

                                                                                 December 31,        December 31,
              (in thousands)                Relationship                           1998                1997
              --------------------------    -----------------------------    -----------------    ----------------

              Wade B. Cook                  President/CEO of WCFC                     $ 3,110               $   -

              Information Quest, Inc.       Prior to 1998, majority
                                            stockholder was employee of
                                            WCFC                                            -                 683

              Board of Directors
              advances                      Directors of WCFC                               -                 100
                                                                               -----------------    ----------------
              Total                                                                   $ 3,110               $ 783
                                                                               =================    ================

               The company has various notes receivable from employees and officers. Original maturity dates are from 12 months to 360 months. Annual interest rates range from none stated to 12%. The manner of settlement is by salary deduction or payment. The majority of notes receivable are secured by real property or personal property. The Company evaluates notes receivables in accordance with Statement of Financial Accounting Standards No 114, Accounting by Creditors for Impairment of a Loan. Statement No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Statement No. 118, Income Recognition and Disclosures, amends Statement No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. At December 31, 1998 and 1997, reductions in the notes receivable of $243,000 and $287,000, respectively, were recorded to reflect impaired notes. Substantially all of the reductions were from unsecured receivables from employees who are no longer with the company. Future cash flow was not expected, due to the uncertainty of repayment.

               At December 31, 1998 and 1997, due from employees amounted to $3.032 million and $3.536 million, respectively, of which, $112,000 and $243,000, respectively, has been classified as current. Amounts due from employees represent loans both secured and unsecured:

               (in thousands)            December 31,       December 31, 1997
               Loan                         1998                  1997
               ----------------        ----------------    ------------------
               Secured                     $ 2,909              $ 3,098
               Unsecured                       123                  438

               Total                       $ 3,032              $ 3,536
                                       ================    ==================

               For the years ended December 31, 1998 and 1997, interest income resulting from the employee note receivables were $270,000 and $200,000, respectively. Interest income is calculated by multiplying the outstanding balance of unimpaired loans with their respective interest rate. Interest income is not calculated on impaired loans.

See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note G-         Long-Term Debt
                                                                                        December 31,
               (in thousands, except in descriptions)                             1998                1997
               --------------------------------------                      -----------------    ----------------
               Mortgage payable (Seattle, WA), secured by land and
               building, due in monthly  installments  of principal
               and interest of $100,000 from September 1, 1997 to
               February 1, 1999, and $555,682 on March 1, 1999,
               including interest at 9% per annum                              $   746             $ 1,825

               Real estate contract payable  (Seattle,  WA), secured
               by land and building,  payable in monthly
               installments of $2,157, including interest at 7%
               per annum, with an original maturity date of
               September 1, 1998                                                   340                 340

               Mortgage payable, secured by land and building
               (Memphis, TN), due in monthly installments of principal
               and interest of $13,380 from April 1, 1998 through
               January 1, 2016,  including interest of 11% per annum
               (See Note X)                                                      1,053                   -

               Note  payable,  secured by land  (Best  Western  McCarran
               House, Sparks,  NV), with interest only monthly payments
               of $6,250, at 15% per annum, with principal due June 1,
               1999                                                                500                   -

               Note payable, secured by land (72 South, Salt Lake City, UT), due October 1, 1999,  due in one payment of principal with quarterly payments of accrued interest  beginning  January 1,
               1999 at 10.5% per annum
                                                                                   450                   -

               Note payable, secured by land and building (Best Western
               McCarran House, Sparks, NV), due June 30, 2011, in monthly installments of principal  and  interest  of  $30,514, with interest at 10% per annum, and with a balloon payment of
               $2 million on June 30, 2001                                       3,437                   -

               Note payable, secured by land and building (Best Western
               McCarran House, Sparks, NV), due March 10, 1999, with
               monthly interest payments at 10% per annum (see Note X)             895                   -

               Mortgage payable, secured by land and building (Airport
               Ramada Suites, Salt Lake City, UT), due in December 2003,
               in monthly installments of principal and interest of $18,470,
               with an initial interest rate of 10.35% per annum                 1,817                   -


See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note G-        Long-Term Debt (continued)

                                                                                         December 31,
                                                                             --------------------------------------
               (in thousands, except in descriptions)                             1998                1997
               --------------------------------------                        -----------------    ----------------
               Mortgage payable, secured by land and building (Four
               Points by Sheraton, St. George, Utah), due February 1,
               2023, in monthly installments of principal and interest
               of $24,084, at 11.0% per annum                                    2,967                   -

               Mortgage payable, secured by land and building (Santa
               Ana, CA), due March 2000, in monthly installments of
               principal and interest of $28,719, at 8.0% per annum                409                   -

               Various secured notes payable, at market rates of interest ranging from 6.9% to 19.05% per annum, with due dates
               ranging from June 1999 to December 31, 2003                       1,526                 101

               Unsecured note payable to related party originally due
               October 15, 1996, at 10% per annum, due on demand                    45                  45
                                                                            -----------------    ----------------

                        Total Long Term Debt                                    14,185               2,311

               Less: Current maturities
                        Others                                                  (4,667)             (1,445)
                        related parties                                              -                  -
                        officer                                                    (45)                (45)
                                                                            -----------------    ----------------

               Net Long Term Debt                                              $ 9,473             $   821
                                                                            =================    ================

               The following are maturities of long-term debt for each of the next five years:

                 1999                                $ 4,712
                 2000                                    949
                 2001                                  2,825
                 2002                                    771
                 2003                                    661
                 Thereafter                            4,267
                                                -----------------
                 Total                              $ 14,185
                                                =================

See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



Note H -       Shareholders' Equity

               The Company did not declare or pay any dividends for the years shown in these financial statements.

               On August 13, 1997, and December 10, 1997, the Board of Directors declared three-for-one stock splits on the Company's common stock, effected in the form of a stock dividend to the shareholders of record on September 1, 1997 and December 19, 1997, respectively. The number of shares issued at September 1, 1997 and December 19, 1997, after giving effect to the stock split were 21.397 million and 64.232 million common shares, respectively, (7.132 million and 21.411 million common shares before the split, respectively). On August 6, 1996, the Board of Directors declared a two-for-one stock split on the Company's common stock, effected in the form of a stock dividend to shareholders of record on July 15, 1996. The number of shares issued at September 10, 1996, after giving effect to the split was 6.650 million common shares (3.325 million common shares before the split). The effects of the stock splits are accounted for in all share and per share data included in these consolidated financial statements.

               The Company has corrected its comparative weighted average number of common shares outstanding from 26.575 million to 59.610 million for 1996. Earnings per share changed from $0.12 to $0.05 in 1996.

               In compliance with the Company's plans to re-acquire up to one million shares of its own common stock, the Company purchased 251,000 shares at a cost of $537,000. The re-acquired shares are classified as treasury stock and are stated using the cost method. The shares have not been retired and therefore are still considered outstanding.

               Returns of stock sale profits by officer
               In connection with the purchase and sale of stock in 1997, it was determined that certain transactions required the return to the Company of profits made on such transactions. In that regard, $633,000 has been returned to the Company by its officer.


Note I -       Prepaid Advertising

               In 1995, the Company entered into an agreement with Associated Reciprocal Traders, Ltd. (ART) to purchase from ART 20,000 Investor Relations-Advertising-Infomercial radio air time spots, priced at $25 per ad spot, per station, for a sum total of $500,000. In payment of the foregoing, the Company issued 100,000 shares of common stock to ART on September 10, 1996. The prepaid advertising is shown as a reduction of shareholders' equity rather than as an asset (Note H).


Note J -       Concentration of Risks

               Cash in banks, based on bank balances, exceeded federally insured limits by $799,000 and $187,000 at December 31, 1998 and 1997,
               respectively. Receivables from four credit card companies aggregated approximately $880,000 and $487,693 at December 31, 1998 and 1997, respectively. The Company invests excess cash in marketable securities. Marketable securities are carried at fair market value, which amounted to $2.870 million and $6.163 million as of December 31, 1998, and

See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note J -       Concentration of Risks (continued)

               1997, and accounted for 5% and 15% of the Company's consolidated assets as of December 31, 1998 and 1997, respectively.

               The following table shows the percentage of revenues:

                                                    1998        1997      1996
                                                    ----        ----      ----
                Seminars                             65%         65%       64%
                Product sales                        18%         31%       36%
                Travel services                       5%          4%        -
                Hotel revenue                         3%          -         -
                Pager services                        8%          -         -
                Pager services                        1%          -         -

               The following table shows the states from which the Company derived over 10% of its seminar revenues:

                                                    1998        1997      1996
                                                    ----        ----      ----

                California                           16%         15%       15%
                Washington                            6%          9%       13%
                Florida                              10%         10%        8%

               Historically, the Company's success has been reliant upon the success of Wade B. Cook and the products and seminars under his control. Mr. Cook's products and seminars account for the vast majority of the revenue of the Company, as well as, the majority of the new products and seminars that have been created. Currently, the Company is attempting to diversify through acquisitions and the signing of new authors, however, in the foreseeable future, the ability of the Company to continue to generate similar revenue and profitable operations is reliant on maintaining a licensing agreement with Mr. Cook.

Note K -       Stock Incentive Plan

               The Company's 1997 Incentive Stock Plan (Plan) provides for the granting of stock, restricted stock, phantom stock, stock appreciation rights both stand-alone and tandem (SAR's), stock options, and other stock-based awards, including Incentive Stock Options (ISO's). The Plan is to be administered by the Board of Directors (Board). Under the terms of the Plan, plan administers have the right to grant awards to eligible recipients and to determine the terms and conditions of award agreements. Eligible participants will be directors, officers, consultants and other employees of the Company.

               The maximum number of shares of Company stock reserved for issuance under the plan is 1,000,000 shares. Such shares may be authorized but unissued Company stock or authorized and issued Company stock held in the Company's treasury. The Board has the authority to determine the expiration date of each option, provided that no ISO will be exercisable more than 10 years after the date of grant. At December 31, 1998 and 1997, no stock was issued under the provisions of the stock incentive plan.

See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note K -       Stock Incentive Plan (continued)

               The Board may grant common stock as a bonus. The Board may suspend, terminate or amend the Plan at any time, provided however, that stockholder approval will be required if and to the extent the Board determines that such approval is appropriate for purposes of satisfying Section 422 of the Internal Revenue Code of 1986.

               As of December 31, 1998, no form of stocks have been granted or approved by the Plan administrators; therefore, shareholders' equity has not been adjusted for any possible future distributions associated with this Plan. In addition, earnings per share and weighted average common shares outstanding do not reflect any possible future distributions.

Note L -       Non-Marketable Investments

               Non-marketable investments consist of investments in venture capital partnerships and private companies, primarily comprised of hotel/motel properties and other real estate investments. The estimated non-marketable investments approximated the carrying amount at December 31, 1998 and 1997. The fair values of investments in venture capital partnerships and private companies were estimated based on financial condition and operating results, or other pertinent information. No dividends were received from non-marketable investments during the years shown.

               The Company adopted Statement of Financial  Accounting  Standards
               (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of in 1995. The Company recorded a non-cash pre-tax charge of $226,000 for the year ending December 31, 1998 to write-down the carrying value of an investment in a private company. The Company considers the investment to have no market value.

               Non-marketable investments consist of the following:

                                                December 31,        December 31,
               (in thousands)                      1998                 1997
               --------------                 --------------      --------------
               Cost method
               Oil and gas                       $ 1,325                $ 650
               Hotels/motels                         784                1,177
               Real estate                         4,961                1,386
               Private companies                     750                1,250
                                              ----------------    --------------
                                                   7,820                4,463
                                              ----------------    --------------

               Equity method
               Hotels/motels                         933                2,563
               Real estate                             -                  305
               Private companies                     740                    -
                                              ----------------    --------------
                                                   1,673                2,868
                                              ----------------    --------------
                       Total                     $ 9,493              $ 7,331
                                              ================    ==============

See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note L -        Non-Marketable Investments (continued)

                Investments in private companies in 1998, include: a privately held computer software company ($750,000), an inactive public company ($150,000), and a concrete repair business ($590,000). Private companies in 1997, include: a privately held computer software company ($750,000) and a wireless reseller company ($500,000), which was included in marketable securities in 1998. Equity investments are shown net of their share of income and losses for the year ended December 31, 1998 and 1997. Accumulation deficit during the development stage was not material in 1998 and 1997.


Note M -       Disclosures About Fair Value of Financial Instruments

               Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, as part of a continuing process by the FASB to improve information regarding financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:


               Cash and cash equivalents -        The   carrying   amount   of  cash  and   cash   equivalents
                                                  approximates its fair value.

               Notes receivable
               from Employees and Officers -      The carrying amount of notes receivable approximated its fair value.

               Marketable securities -            The fair value of marketable securities were estimated based on quotes obtained from brokers for those instruments.

               Non-Marketable Investments -       The fair value of  non-marketable  investments  is  determined by
                                                  financial   positions  of  the  investee   companies  and  market
                                                  conditions.

               Margin loans in investment
               accounts -                         The carrying  amount of margin loans approximates its fair value.

               Long-Term Debt -                   The  fair  values  of  the   Company's   long-term   debt  either
                                                  approximates  fair value or estimates using  discounted cash flow analyses  based on the Company's  current  incremental  borrowing rates for similar types of borrowing arrangements.

See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note M -       Disclosures About Fair Value of Financial Instruments (continued)

               The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                                                                1998                           1997
                                                      -------------------------     ---------------------------
                                                       Carrying        Fair          Carrying          Fair
                 (in thousands)                         Amount         Value          Amount          Value
                                                      -----------    ----------     ------------    -----------
                 Cash and cash equivalents               $ 1,742       $ 1,742            $ 540         $ 540
                 Marketable securities                     2,870         2,870            6,163         6,163
                 Receivables from employees and
                 officers                                  3,032         3,032            3,536         3,536
                 Non-marketable  investments               9,493         9,493            7,331         7,331
                 Margin loans in investment
                 accounts                                    146           146            2,767         2,767
                 Long-term debt                            9,473         9,473              821           821


               The carrying amounts in the table are included in the balance sheet under the indicated captions, except for notes receivable which has several components on the balance sheet.

Note N -       Lease and Other Commitments

               Operating lease commitments are primarily for the Company's shipping warehouse and equipment rentals. Rental expense amounted to $498,000, $135,000, and $295,000 for the years-ended December 31, 1998, 1997, and 1996, respectively.

               Future minimum rental commitments are as follows:

                   (in thousands)
                   1999                                        $ 581
                   2000                                          506
                   2001                                          453
                   2002                                          441
                   2003                                          404
                   Thereafter                                    155
                                                          ----------------
                      Total                                  $ 2,540
                                                          ================

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

                The Company is committed to purchase 8,000 additional units from Applied Voice Recognition, Inc. at $60.00 per unit (voice recognition software), but no time limit is provided for in the agreement. There is a minimum purchase requirement of 2,000 units per order and payment is due in advance of shipment.

See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note N -       Lease and Other Commitments (continued)

               The Company is committed to make renovations and improvements to its hotel properties at an estimated $1 million to remain in compliance with hotel franchisers.

               The Company will incur an estimated, additional $1.2 million for the remaining installation, implementation, and training in order to have the SAP software performing to the Company's expectations. Management is assessing the situation to determine if the additional costs are warranted. If management decides to abandon the project, the Company will expense the cost of the software ($250 thousand) and the implementation costs already incurred of $795 thousand.

Note O -       Income Taxes

               Provisions for income taxes in the consolidated statements of income consist of the following components:


                                                                        Years ended December 31,
                                                       ----------------------------------------------------------
                  (in thousands)                             1998                 1997                1996
                  --------------                       -----------------    -----------------   -----------------
                  Current
                  Federal                                       $3,219               $ 4,660            $ 2,322
                  States                                           180                   458                 55
                                                       -----------------    -----------------   -----------------
                                                                 3,399                 5,118              2,377
                                                       -----------------    -----------------   -----------------
                  Deferred
                  Federal                                        (550)                   945               (776)
                  State                                           (92)                    -                   -
                                                       -----------------    -----------------   -----------------
                                                                 (642)                   945               (776)
                                                       -----------------    -----------------   -----------------
                  Total income taxes                            $2,757               $ 6,063            $ 1,601
                                                       =================    =================   =================

                Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                  (in thousands)                                        December 31,
                                                            -------------------------------------
                  Deferred tax assets:                           1998                 1997
                  --------------------                      ----------------    -----------------
                  Unrealized (gain) loss on trading
                  securities                                       $ (309)                $254
                  State income tax                                      -                  160
                                                            ----------------    -----------------
                  Total deferred tax assets                          (309)                 414
                                                            ----------------    -----------------
                  Deferred tax liabilities:
                  Accelerated depreciation                           (187)                  70
                  Deferred revenues                                 1,109
                  State income tax                                     29                   93
                                                            ----------------    -----------------
                  Total deferred liabilities                          951                  163
                                                            ----------------    -----------------
                  Net Deferred tax asset (liability)               $ (642)                $251
                                                            ================    =================


See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



Note O -       Income Taxes (continued)

               The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:


                                                              1998         1997          1996
                                                           ---------    ----------    ----------
               Federal income tax rate                        35.0%        35.0%         35.0%
               Unrealized loss on trading securities          (9.1)         6.2           1.7
               Deferred revenues                              23.1            -          17.3
               Accelerated depreciation                       (5.4)        (1.3)
                                                                                         (1.3)
               Capitalized interest                              -            -          (1.3)
               State income tax                                1.4           .4            .4
                                                           =========    ==========    ==========
               Effective income tax rate                      45.0%        40.3%         51.8%
                                                           =========    ==========    ==========



Note P -       Revenues and Other Cost of Revenues




(in thousands)                                                 Pager                   Travel
                                   Seminar      Product       Service     Hotel       Related
                                   Revenue       Sales         Fees       Income      Service       Other         Total

                                   ---------    ---------     -------     -------     --------    ----------    ----------
Year ended December 31, 1998:
 Revenues, net of returns
   and discounts                   $ 78,191     $ 20,696      $ 8,427     $ 3,336     $  5,874      $  1,683     $ 118,207
                                   ---------    ---------     -------     -------     --------    ----------    -----------

 Royalties to related party           6,521        1,290            -           -            -           165         7,976
 Speaker fees to related                378            -            -           -            -             -           378
   party
 Other costs of revenues             28,943       11,167          525       4,100        3,562           112        48,409
                                   ---------    ---------     -------     -------     --------    ----------    ----------
 Total cost of revenues              35,842       12,457          525       4,100        3,562           277        56,763
                                   ---------    ---------     -------     -------     --------    ----------    ----------
     Gross Profit                  $ 42,349      $ 8,239      $ 7,902      $ (764)    $  2,312      $  1,406      $ 61,444
                                   =========    =========     =======     =======     ========    ==========    ==========


Year ended December 31, 1997:
 Revenues, net of returns
   And discounts                    $60,759      $29,386         $  -         $ -       $3,198          $  -     $  93,343
                                   ---------    ---------     -------     -------     --------    ----------    ----------
  Royalties to related party          6,559        3,438            -           -            -             -         9,997
  Speaker fees to related               155           12            -           -            -             -           167
   party
  Other costs of revenues            12,605       13,760            -           -        2,963             -        29,328
                                   ---------    ---------     -------     -------     --------    ----------    ----------
  Total cost of revenues             19,319       17,210            -           -        2,963                      39,492
                                   ---------    ---------     -------     -------     --------    ----------    ----------
      Gross Profit                 $ 41,440     $ 12,176         $  -         $ -        $ 235          $  -      $ 53,851
                                  =========    =========    ========    ========     =========     =========    ===========


Year ended December 31, 1996:
 Revenues, net of returns
   And discounts                    $23,817      $13,191         $ -         $  -          $ -          $  -      $ 37,008
                                   ---------    ---------     -------     -------     --------    ----------    ----------
 Royalties to related party           2,907        1,061           -            -            -             -         3,968
 Speaker fees to related                131            -           -            -            -             -           131
  party
 Other costs of revenues              5,036        5,325           -            -            -             -        10,361

 Total costs revenues                 8,074        6,386           -            -            -             -        14,460
                                   ---------    ---------     -------     -------     --------    ----------    ----------
     Gross Profit                $   15,743       $6,805         $ -         $  -          $ -          $  -      $ 22,548
                                  =========     =========    ========    ========     =========     ========    ===========


See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note Q -       Supplementary Disclosure of Cash Flow Information

               The Company paid $1.453 million, $309,000, and $263,000 in interest, and $2.750 million, $2.485 million, and $1.000 million for income taxes for the years ended December 31, 1998, 1997, and 1996, respectively.

               The Company purchased a three-story commercial building in July 1996, and relocated in January 1997. The $3.300 million purchase was financed with a $2.550 million mortgage with an interest rate of 9% per annum, and a down payment of $750,000. See Note G for more information regarding the debt.

               In 1998, the Company purchased three operating hotels. On March 11, 1998, the Company purchased the Best Western McCarran House F in Sparks, Nevada. The purchase price was $5.25 million, which included a $990,000 down payment and an assumption of promissory notes totaling $4.260 million. See Note G for more information regarding the debt.

               In 1998, the Company purchased an operating hotel in St. George, Utah. The purchase price was $4.659 million. The down payment of $1.569 million was paid for in two installments: $769,000 and $800,000 in 1998 and 1997, respectively. In the acquisition, the Company assumed promissory notes totaling $3.090 million (Note G) and recorded land, building, and equipment totaling $4.182 million.

               In September 1997, the Company acquires its first 25% interest of the Airport Ramada Suites, in Salt Lake City, Utah, with a cash deposit of $250,000. In June and September 1998, the Company acquired an additional 25% each transaction in trades of other hotel property interests; bringing the Company's ownership to 75%. Once majority ownership was obtained, the Company recorded land, building, and equipment of $2.763 million and notes payable of $2.294 million (Note G).

               In April 1998, through its wholly owned subsidiary, Bountiful Investment Group, the Company purchased an office building in Memphis, Tennessee. The $1.425 million purchase was financed with a $1.068 million mortgage and a down payment of $357,000. See Note G for more information regarding the debt.

Note R -       Acquisitions

               During 1998, the Company completed the acquisition of Information Quest (IQ), Quantum Marketing, Inc. (Quantum), and Get Ahead Bookstores, Inc.

               In January 1998, the Company acquired IQ, a Nevada corporation, and the producer of the IQ Pager, which provides subscribers with paging service for stock related information. WCFC exchanged 45,000 shares of restricted common stock for 50,000 shares of IQ, representing all of the issued and outstanding shares of IQ. On the date of acquisition, the market value of the stock issued was $188,000. The acquisition was accounted for as a purchase, resulting in assets of $1,961 million, liabilities assumed of $1,835 million, and goodwill of $126,000.

               In January 1998, the Company acquired Quantum, a Nevada Corporation. WCFC exchanged 45,000 shares of restricted common stock for 24 million shares of Quantum, representing all of the issue

See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note R -       Acquisitions (continued)

               and outstanding capital stock of Quantum. On the date of acquisition, the market value of the stock issued was $189,000. The acquisition was accounted for as a purchase, resulting in goodwill of $189,000.

               In January 1998, WCFC acquired Get Ahead Bookstores, a Nevada corporation, a retail distributor of financial education, personal development, and inspirational products, including books, audio tapes, and video tapes, located in Quantum's financial education centers. WCFC paid $1.00 for an assignment of all interest, rights, and claims in Get Ahead Bookstores.

               At December 31, 1998 and 1997, goodwill was $3.166 million and $2.664 million, and accumulated amortization was $105,000 and $26,000, recording net goodwill of $3.061 million and $2.638 million, respectively.


Note S -       Pro-Forms Financial Statements

               The following pro-forma information is presented for the years ended December 31, 1998, 1997, and 1996, as if the IQ, Quantum, and Get Ahead Bookstores, as described in Note R; and the acquisition of three hotel properties as described in Note Q, had been combined as of the beginning of the period. All amounts represent historical values without acquisition adjustments as described in Note R.


Amounts in thousands
Fiscal year ended December 31, 1998 (unaudited)

                                                                                                Hotel-
                                                       Get         Hotel -        Hotel-         Best
Balance Sheet                                         Ahead        Ramada           St.         Western
                                                      Book-       Salt Lake       George,       Sparks,
                  WCFC         IQ        Quantum      Stores      City, Utah        Utah        Nevada          Total
                ---------    --------    --------    ---------    -----------     ---------     ---------    ----------
Assets          $ 42,687     $ 3,904      $    -      $  305         2,729       $ 3,537        $ 5,535      $ 58,697
Liabilities       25,598       1,339           -         287         2,624         3,286          4,940        38,074
Stockholders
equity            17,089       2,565           -          18           104           251            595        20,622

Income
Statement
Revenues         111,249       3,226           -         178           818         1,215          1,611       118,293
Expenses         109,725         724           -         234           922         1,466          2,206       115,277
                ---------    --------    --------    ---------     ----------    ----------     ---------   ----------
Income from
continuing
operations      $  1,524     $ 2,502      $    -      $  (56)       $ (104)       $ (251)       $  (595)     $  3,020
                =========    ========    ========    =========    ===========     =========     ========     ==========



See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



Note S -       Pro-Forms Financial Statements (continued)

Amounts in thousands
Fiscal year ended December 31, 1997 (unaudited)


                                                                                                Hotel-
                                                       Get         Hotel -        Hotel-         Best
Balance Sheet                                         Ahead        Ramada           St.         Western
                                                      Book-       Salt Lake       George,       Sparks,
                  WCFC         IQ        Quantum      Stores      City, Utah        Utah        Nevada          Total
                ---------    --------    --------    ---------    -----------     ---------     ---------    ----------
Assets          $ 41,404       $ 473         $ -       $   -       $ 2,602       $ 4,371       $  5,433      $ 54,283
Liabilities       24,649         169           -           -         2,283         3,108          4,479        34,688
Stockholders
equity            16,755         304           -           -           319         1,263            954        19,595

Income
Statement
Revenues          93,343       1,725           -           -            18           N/A            N/A        95,086
Expenses          85,065       1,418           -           -           249           N/A            N/A        86,732
                ---------    --------    --------    ---------     ----------    ----------     ---------   ----------

Income from
continuing
operations       $ 8,278       $ 307         $ -        $  -       $  (231)          N/A            N/A       $ 8,354
                =========    ========    ========    =========    ===========     =========     ========     ==========


               Display of pro-forma information for the year ended December 31, 1996 has been omitted, since none of the acquired ventures had begun operations. Income statement amounts, for the year ended December 31, 1997, was not available for the hotels in Sparks, Nevada or St. George, Utah. Pro-forma financial information is shown after adjustments for discontinued operations.


Note T -       Pending Litigation

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

               On February 4, 1998, a claim was filed by WCFC against Associated Reciprocal Traders, Ltd. (ART), in the King County Superior Court based on a dispute over the ownership of 100,000 restricted shares of WADE stock (now 1,800,000 shares) issued pursuant to a Media for Stock Agreement dated December 29, 1995. On the same day, ART filed a complaint against the Company, based on substantially the same claims. A motion has been granted to consolidate the two claims. In July 1998, the Court issued a preliminary ruling stating that the Company is not required to deliver the stock certificates to ART and may refuse to allow the stock to be sold until the issue of whether or not ART has breached the contract is decided. A trial date has been set for June 21, 1999. The Company has not yet determined any impact on its financial statements and no provision for losses has been made.

               On January 11, 1999, a civil suit was filed in the Superior Court of the state of California by the California State Attorney General's office alleging violations of Section 1678.20 through 1693 of the California Civil Code. The Attorney General alleges that the Company: (1) made or caused to be

See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note T -       Pending Litigation (continued)

               made and disseminated untrue or misleading statements in violation of the California Business and Professional Code; and
               (2) engaged in unlawful and unfair or fraudulent practices and unfair, deceptive and untrue or misleading advertising. The suit seeks (1) an injunction against the Company from directly or indirectly engaging in the alleged unlawful behavior; (2) disgorgement of money or property acquired in violation of state or federal law; (3) a penalty of $2,500 for each violation, but in any event not less than four million dollars ($4,000,000) in the aggregate; (4) imposition of a constructive trust on the money or property acquired in violation of state and federal law;
               (5) payment of court costs. The Company has not yet determined any impact on its financial statements and no provision for losses has been made.

               On March 1, 1999, the Attorneys General of eight states opened investigations to determine whether the Company has engaged in business and advertising practices that violate such states'
               consumer protection laws and regulations. The Company does not believe that it has engaged in any unlawful activities in any of the states and is cooperating fully with each state's investigation. Although no civil or criminal charges have been brought, and the Company does not believe that it or its officers or directors have violated applicable laws, no assurance can be given that enforcement proceedings will not be brought against the Company, or its officers or directors, or as to the outcome of any proceedings that are brought.

Note U -       Legal Proceedings

               In March 1998, the District 4 Subcommittee of the Unauthorized Practice of Law Committee in the state of Texas sent a request to WCSI and two former employees of the Company asking that the parties sign an agreement to voluntarily cease and desist in the activities which may constitute the unauthorized practice of law in Texas. The committee alleged that WCSI offered to set up Nevada corporations, Living Trusts, Keogh Plans, and Corporate Pension Plans, Family Limited Partnerships, Massachusetts Business Trust, and Charitable Remainder Trusts. The committee further alleged that the Company advised clients about legal structuring, legal advantages and legal strategies associated with such entities, and provided specific proposals of structuring an individual's assets and businesses. The Company declined to enter into a voluntary cease and desist on behalf of the former employees named in the request because they no longer work for the Company. In 1998, the Company divested that portion of its business associated with the activities specified in the request. The Company has not yet determined any impact on its financial statements and no provision for losses has been made.

               On May 1, 1998, the Attorney General of Texas filed a lawsuit in the District Court of Bexar County, Texas contending that the Company has engaged in false, deceptive and misleading acts and practices in the course of trade and commerce as defined in the Texas Deceptive Trade Practices-Consumer Protection Act. Specifically, the state of Texas contends that the company's sales contracts fail to have the statutorily required notice of the three day right to cancel. The Company has not yet determined any impact on its financial statements and no provision for losses was made.

See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note U - Legal Proceedings (continued)

               In September 1998, the Company filed a lawsuit against Publishers Distribution Center, Inc. (PDC), a Utah Corporation, and William Beutler, Cora Beutler, and Scott Beutler, as individuals, in the

               Third Judicial District Court, Salt Lake County in the state of Utah. The complaint alleges fraud and negligent misrepresentation relating to the Company's attempted purchase of PDC and requests restitution in the amount of $420,000, in addition to other relief. PDC has filed counter claims against the company alleging fraud, breach of fiduciary duty and conversion. No trial date has been set, and the Company has not yet determined any impact on its financial statements and no provision for losses has been made.

               In July 1998, the Illinois Attorney General's Consumer Fraud Division initiated a formal investigation to determine whether the Company has engaged in unlawful practices in the state of Illinois. To date, the Attorney General has issued a Civil Investigative Demand, requesting specific information and Company records. The Company has not yet determined any impact on its financial statements and no provision for losses has been made.

               On December 30, 1998, a class action lawsuit was instituted in the District Court, in the county of Denver, in the state of Colorado against the Company, WCSI, and Wade B. Cook, an individual, officer, director, and majority stockholder of the Company. The plaintiffs' class consists of nine Colorado residents who allege that the defendants participated in the following unlawful practices: (a) deceptive and misleading trade practices in violation of Colorado Revised Statues (CRS) section 6-1-105 (1);(b) securities fraud in violation of CRS section 11-51-501(1)(a);(c) common law fraud and conspiracy in connection therewith; and (d) negligent misrepresentation. The plaintiffs seek actual damages, including treble damages where appropriate, court costs and reasonable attorney fees; exemplary damages; and interest. The plaintiffs have requested a jury trial on all issues of fact. The Company has not yet determined any impact on its financial statements and no provision for losses has been made.


Note V -       Discontinued Operations

               On June 15, 1998, the Company adopted a formal plan to sell Entity Planners, Inc. (EPI), a wholly owned subsidiary of WCFC. On June 30, 1998, the Company sold the stock of EPI, the holder of a five year licensing agreement with the Company enabling it to provide entity structuring services relating to the topic of asset protection, estate planning, and tax reduction. EPI was sold to a newly formed company by principals who have been involved in the production, selling, and marketing of products and seminars for the Company. The stock of EPI was sold for $250,000.

               Operating results of EPI for the year ended December 31, 1998 are shown separately in the accompanying income statement. The income statement for the years ended December 31, 1997 and 1996 have been restated and operating results of EPI are also shown separately.

               As a result of the sale of EPI, the licensing agreement between the Company and EPI was transferred to the new owners of EPI. The agreement provides for aggregate licensing fees of $17.720 million payable with future cash flows of the business transferred. The payment schedule requires, on a

See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note V -       Discontinued Operations (continued)

               weekly basis, the remittance of an amount ranging from 70% to 75% of net sales or 30% of gross sales, whichever greater, for a period of five years. Total licensing revenue for the year ended December 31, 1998 was $1.697 million. At the end of five years, the licensing agreement can be renewed at the option of EPI.


Note W - Segment Reporting

               During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that companies report information about operating segments, based on the approach that management utilizes to organize the segments for management reporting and decision making.

               The Company operates through six business segments: seminars, product sales, hotels, pager services, travel services, and other. The seminar segment conducts educational investment and business seminars. The product sales includes the publishing and distribution of video tapes, audio tapes, and written materials designed to teach various investment and cash flow strategies for investing in the stock market, asset protection and asset accumulation techniques or strategies. The hotel segment includes the ownership of operating hotels. The pager services segment produces the IQ Pager, which provides subscribers with paging services for stock related information. The travel service is a travel agency that is also in the business of selling travel agent training kit. The other segment includes retail book sales, interest in real estate ventures, and an inter-company advertising agency.


               Information on the Company's business segments for the years ended December 31,


                (in thousands)                                     1998               1997             1996
                --------------                                --------------     -------------    -------------
                Net revenues and sales
                    Seminars                                        $ 78,191          $ 60,759         $ 23,817
                    Product sales                                     20,696            29,386           13,191
                    Hotels                                             3,336                 -                -
                    Pager service                                      8,427                 -                -
                    Travel service                                     9,533             3,198                -
                    Other                                              8,576             4,302                -
                    Less: inter-company sales                        (10,552)           (4,302)               -
                                                               --------------     -------------    -------------
                                                                   $ 118,207          $ 93,343         $ 37,008
                                                               ==============     =============    =============


See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



Note W - Segment Reporting (continued)

                (in thousands)                                     1998               1997             1996
                --------------                                --------------     -------------    -------------
                Operating income
                    Seminars                                           $ 483          $ 10,907          $ 2,406
                    Product sales                                        813             3,538            1,964
                    Hotels                                              (267)                -                -
                    Pager services                                     2,494                 -                -
                    Travel services                                      508                97                -
                    Other                                                254                 -                -
                    Less: inter-company profit                          (731)                -                -
                                                               --------------     -------------    -------------
                                                                       3,554            14,542            4,370
                Other income (expense)                                 1,656              (706)             (74)
                                                               --------------     -------------    -------------
                Income from continuing operations
                   before income taxes                               $ 5,210          $ 13,836          $ 4,296
                                                               ==============     =============    =============

                Identifiable assets
                    Seminars                                           $   -              $  -             $  -
                    Product sales                                        487                 -                -
                    Hotels                                            13,482                 -                -
                    Pager services                                     1,521                 -                -
                    Travel services                                       18                18                -
                                                               --------------     -------------    -------------
                Segmented assets                                      15,508                18                -
                Corporate assets                                      17,283            12,037            7,898
                                                               --------------     -------------    -------------
                    Total identifiable assets                         32,791            12,055            7,898
                                                               --------------     -------------    -------------

                Accumulated depreciation and
                    Amortization
                    Seminars                                               -                 -                -
                    Product sales                                        264                 -                -
                    Hotels                                               293                 -                -
                    Pager services                                       257                 -                -
                    Travel services                                        1                 -                -
                                                               --------------     -------------    -------------
                Segmented asset depreciation and
                    Amortization                                         815                 -                -
                Corporate asset depreciation and
                    Amortization                                       2,773             1,630              361
                                                               --------------     -------------    -------------
                Total accumulated depreciation and
                    amortization                                       3,588             1,630              361
                                                               --------------     -------------    -------------
                Net identifiable assets                             $ 29,203          $ 10,425          $ 7,537
                                                               ==============     =============    =============


See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note W - Segment Reporting (continued)


                (in thousands)                                     1998               1997             1996
                --------------                                --------------     -------------    -------------
                Capital expenditures
                    Seminars                                        $      -           $     -          $     -
                    Product sales                                        487                 -                -
                    Hotels                                            13,482                 -                -
                    Pager services                                     1,521                 -                -
                    Travel services                                        -                 -                -
                                                               --------------     -------------    -------------
                Total segment expenditures                            15,490                 -                -
                    Corporate expenditures                             5,246             4,157            4,729
                                                               ==============     =============    =============
                Total capital expenditures                          $ 20,736           $ 4,157          $ 4,729
                                                               ==============     =============    =============

               In all material respects, the Company accounts for inter-company sales and transfers as if the sales or transfers were to third parties for purposes of reporting on the business segment information. Identifiable assets are those assets used in a segment's operation. Corporate assets consist of certain non-current assets used by multiple segments. Discontinued operations have not been included in the calculation of segmented information. In arriving at operating income, certain expenses were allocated based on the Company's policy for allocating expenses.

               Substantially all of the Company's sales are domestic, See Note J for a summary of material domestic sales. All of the Company's assets are located within the continental United States. No customer accounted for greater than 10% of the Company's revenues. No vendor accounted for more than 10% of the Company's expenses.


Note X -       Subsequent Events

               On March 10, 1999, the Company had a note payable become due in the amount of $895,000, which was secured by the Best Western McCarran House. The Company renegotiated this payment in an agreement with the creditor, whereby, the Company paid $600,000, including interest of $8,000 on March 10, 1999 and agreed to pay the remaining $295,000 no later than April 10, 1999. As a result of the late payment, the Company must pay a 4% late fee as prescribed in the loan documents.

               On February 22, 1999, the Company sold the office building which it had purchased on April 14, 1998. The building was located in Memphis, Tennessee and served as the main office for Ideal Travel Concepts, Inc (Ideal). The purchase price of the building was $1.425 million and the sales price was $1.434 million. Ideal will continue to operate in one of the suites of the building under an operating lease.



See accompanying independent auditors' report

Exhibit No.         Description
-----------         -----------

 2.1(Infinity)      Stock Purchase  Agreement  dated June 30, 1998, by and among the Company,  Entity Planners,  Inc., and Berry,  Childers &
                    Associates, L.L.C.

 2.2(Infinity)      Amendment to Stock Purchase  Agreement  dated  September 30,
                    1998 by and among the Company, Entity Planners Inc. and Berry, Childers & Associates, L.L.C.

 2.3* Purchase and Sale Agreement, dated July 4, 1996, between United Support Association and Seller

 2.4* All Inclusive Trust Deed dated March 8, 1997, for the purchase and assumption of certain real-estate by Rising Tide, LTD from East Bay Lodging Association, LTD

 2.5** Share Exchange Agreement, dated January 1, 1998, between Wade Cook Financial Corporation and Information Quest, Inc.

 2.6** Stock Purchase Agreement, dated August 8, 1997, between Profit Financial Corporation and Curtis A. Taylor and Stanley J. Zenk regarding Worldwide Acquisition.

 2.7** Stock Purchase Agreement, dated August 1, 1997, between Wade Cook Financial Corporation and John V. Childers, Sr., Brenda Childers, Tracy Allan Childers and John V. Childers, Jr. regarding Ideal Acquisition.

 2.8** Share Exchange Agreement, dated August 15, 1997, between Profit Financial Corporation and Gold Leaf Press, Inc.

 2.9** Share Exchange Agreement, dated August 15, 1997, between Profit Financial Corporation and Origin Book Sales, Inc.

 2.10*** Assignment and Assumption of Interest, Consent Agreement, Memorandum of Terms re: Airport Hotel Partners, L.L.C.

 2.11***            Limited Liability  Company Interest  Purchase  Agreement re:
                    Woods Cross Hotel Partners, L.C. dated November 29, 1997

 2.12*** Limited Liability Company Interest Purchase Agreement with exhibits re: Park City Hotel Partners, L.C. dated February 4, 1997

 2.13*** Memorandum of Terms, Assignment and Assumption of Interest, Warranty Deed re: Airport Lodging Associates, L.L.C.

 2.14**** Share Exchange Agreement, dated January 1, 1998, between WCFC & Quantum Marketing, Inc.

 2.15**** Stock Assignment Agreement dated January 1, 1998, between WCFC & Glendon H. Sypher

 3.1**              Articles of Incorporation of Wade Cook Financial Corporation

 3.2**              Bylaws of Wade Cook Financial Corporation

 4.1** Form of Wade Cook Financial Corporation's Common Stock Certificate 10.1**(Function) 1997 Stock Incentive Plan of Wade Cook Financial Corporation

10.2**              Form of  Indemnification  Agreement  of Wade Cook  Financial
                    Corporation

10.3* Product Agreement, dated June 25, 1997, and effective as of July 1, 1997, among Wade Cook Seminars, Inc., Money Chef, Inc., and Wade B. Cook

10.4* Agreement dated February 1, 1996, between Wade B. Cook and Lighthouse Publishing Group, Inc.

10.5* Amended Agreement, dated June 26, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

10.6* Agreement Dated January 1, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

Exhibit No.         Description
-----------         -----------

10.7* Amended Agreement dated June 26, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

10.8* Agreement dated March 1, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

 10.9* Agreement dated May 1, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

10.10*(Function)    Employment  Agreement  dated June 26,  1997,  by and between
                    Wade Cook Seminars, Inc., and Wade B. Cook

10.11* Commercial Lease dated June 25, 1997, by and between Wade Cook Seminars, Inc. and U.S.A. Corporate Services, Inc.

10.12* Agreement dated November 1, 1996, between Wade B. Cook and Lighthouse Publishing Group, Inc.

10.13* Secured Loan Agreement and Promissory Note (Secured) between U.S.A., Wade Cook Seminars, Inc. and Newstart Centre, Inc.

10.14** Open-Ended Product Agreement, dated March 20, 1998, between Wade Cook Financial Corporation and Wade B. Cook

10.15*** Product Agreement, dated March 23, 1998, between Planet Cash, Inc., Steven Allyn Wirrick and Wade Cook Financial Corporation

10.16*** Stock Assignment Agreement, dated January 1, 1998, between Get Ahead Bookstores, Inc., Glendon H. Sypher and Wade Cook Financial Corporation

10.17** Product Agreement, dated March 23, 1998, between Wade Cook Financial Corporation, Information Quest, Inc. and Thomas Cloward

10.18** Share Exchange Agreement, dated September 12, 1997, between Profit Financial Corporation and Applied Voice Recognition, Inc.

10.19** Publishing Agreement, effective October 1, 1997 and signed January 12, 1998, between Lighthouse Publishing Group, Inc. and Wade B. Cook

10.20** Secured Loan Agreement, Promissory Note, and Certificate of Delivery and Receipt of Documents, dated May 23, 1997, between USA/Wade Cook Seminars, Inc. and Newstart Centre, Inc.

10.21** Secured Loan Agreement, Promissory Note, and Certificate of Delivery and Receipt of Documents, dated June 20, 1997, between Wade Cook Seminars, Inc. and Newstart Centre, Inc.

10.22** Secured Loan Agreement, Promissory Note, and Certificate of Delivery and Receipt of Documents, dated July 25, 1997, between Wade Cook Seminars, Inc. and Newstart Centre, Inc.

10.23** Secured Loan Agreement, Promissory Note, and Certificate of Delivery and Receipt of Documents, dated August 22, 1997, between Information Quest, Inc. and Newstart Centre, Inc.

10.24** Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents, dated October 9, 1997, between Information Quest, Inc. and Newstart Centre, Inc.

10.25** Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents, dated October 9, 1997, between Left Coast Advertising, Inc. and Newstart Centre, Inc.

Exhibit No.         Description
-----------         -----------

10.26** Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents dated August 19, 1997, between Left Coast Advertising, Inc. and Newstart Centre, Inc.

10.27*** Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents, dated January 20, 1998, between Wade Cook Seminars, Inc. and Newstart Centre, Inc.

10.28** Secured Promissory Note, dated July 31, 1997, between Wade Cook Seminars, Inc. and Robert and Meda Hondel

10.29*** Secured Promissory Note, dated June 18, 1997, between Paul and Laurie Cook and Wade Cook Seminars, Inc.

10.30*** Secured Promissory Note, dated January 1, 1998, between Paul and Laurie Cook and Wade Cook Seminars, Inc.

10.31***            Warranty Deed, Articles of Organization re: Red Rock Lodging
                    Associates

10.32****           Contract for Sale of Real Estate  dated  January 20, 1998 by and between Ideal Travel Concepts, Inc. and/or assigns and Kenneth B. Lenoir

10.33(Infinity)     Exclusive  Product License  Agreement dated June 30, 1998 by and between Wade B. Cook, and Entity Planners, Inc.

10.34(Infinity)     Exclusive  Product License  Agreement dated June 30, 1998 by and  between  Wade Cook  Financial  Corporation,  and Entity
                    Planners, Inc.

10.35(Infinity)     Open Ended  Product  Agreement  between the Company and Wade
                    Cook dated March 20, 1998

10.36(Infinity)     Amendment to the Open Ended Product Agreement dated November
                    13, 1998 by and between the Company and Wade Cook

10.37 Assignment and Assumption of Interest dated August 22, 1996 by and between Zion's Management and Development Co., Airport Lodging Associates L.C. and Wade Cook Seminars, Inc.

10.38               Real Estate  Purchase  Contract  dated  August 22, 1997 (St.
                    George Hilton)

10.39 Addendum No. 1/Counteroffer to Real Estate Purchase Contract dated August 1997 (St. George Hilton

10.40 Real Estate Lease dated July 16, 1998 between Origin Book Sales, Inc. and California Avenue Associates, LLC.

10.41               Form of Speaker Agreement

10.42               Agreement  dated December 11, 1998 between THH Ventures L.C.
                    and the Company

10.43 Purchase Agreement dated February 28, 1998 between Ki Hong Kim, Hoo Hyung Kim and Zions Management and Development

11.1                Statement of Computation of Per Share Earnings

16.1**              Letter re: Change in Certifying Accountant

21.1                List of Wade Cook Financial Corporation Subsidiaries

Exhibit No.         Description
-----------         -----------

27.1                Financial Data Schedule - December 31, 1998



* Previously filed as an exhibit to the Company's registration statement on Form 10 filed with the SEC on April 30, 1997, as amended on June 29, 1997 and September 24, 1997

** Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1998

*** Previously filed as an exhibit to the Company's Form 10-K/A filed with the SEC on July 20, 1998

**** Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on August 8, 1998

(Infinity) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 16, 1998

(Function) This document has been identified as a management contract or compensatory plan or arrangement.


****FDS Here