Form 10-K/A
period 1998-12-31
WADE COOK FINANCIAL CORP
filed 1999-04-30
CIK 894417

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

       Registrant's telephone number, including area code: (206) 901-3000

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
----------------------------           -----------------------------------------
          None                                         None


Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ----

     Aggregate market value of the Registrant's Common Stock held by non-affiliates as of April 22, 1999 was approximately $ 10,852,903. The number of shares of the Registrant's Common Stock outstanding as of December 31, 1998 was 64,383,730.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

          (Note: This report amends the Registrant's report on Form 10-K originally filed on March 31, 1999)

                        Exhibit Index Appears at Page 34.

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

At December 31, 1998, the Company's wholly-owned subsidiaries were:

                                                                                              State of
Corporate Name (1)                                Principal Business                       Incorporation
------------------                                ------------------                       -------------
Wade Cook Seminars, Inc.                          Financial Education Seminars                 Nevada
Lighthouse Publishing Group, Inc.                 Publishing                                   Nevada
Left Coast Advertising, Inc.                      Support Services                             Nevada
Bountiful Investment Group, Inc.                  Commercial Real Estate                       Nevada
Ideal Travel Concepts, Inc.                       Support Services                             Nevada
Origin Book Sales, Inc.                           Publishing                                    Utah
Worldwide Publishers, Inc.                        Publishing                                    Utah
Gold Leaf Press, Inc.                             Publishing                                   Nevada
Get Ahead Bookstores, Inc.                        Retail (bookstores)                          Nevada
Quantum Marketing, Inc. (2)                       Support Services                             Nevada
Information Quest, Inc.                           Retail (pagers)                              Nevada
American Newsletter Co., Inc. (2)                 Publishing                                   Nevada
Unlimited Potential, Inc. (2)                     Commercial Real Estate                       Nevada
Hotel Associates Management #1, Inc. (2)          Commercial Real Estate                       Nevada
American Publisher's Network, Inc. (2)            Publishing                                   Nevada
Forward Thinking Group, Inc. (2)                  Retail Sales                                 Nevada
Money Works, Inc. (2)                             Support Services                             Nevada
Entity Planners International, Inc. (2)           Commercial Real Estate                       Nevada
Wade Cook Financial Education Centers, Inc.       Retail (education centers)                   Nevada
Winvest Centers, Inc. (2)                         Retail Sales                                 Nevada
Wade Cook Financial Education Network (2)         Publishing                                   Nevada
Semper Financial Corporation (2)                  Financial Education Seminars                 Nevada
-------------------------------------

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

The options seminars are focused on option trading and investing. The coursework includes two workshops:

     o High Octane Options Performance Seminar ("HOOPS) is a one day event discussing options trading created and introduced by speaker Steve Wirrick. The typical attendance fee for this seminar is $995.

     o The Options Bootcamp is a two day seminar created by Steve Wirrick. The Options Bootcamp expands upon the information presented in Mr. Wirrick's HOOPS workshop and features a tour of the Option Exchange in Chicago as a part of the class. The typical attendance fee for this seminar is $995.

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

     o Television advertising is used on a limited basis to attract interest in attending the Company's financial clinics and to create name awareness.

     o Direct mail marketing is used by WCSI to market its full complement of products, programs and services to its customer list of over 922,000 individuals. These marketing campaigns, in addition to the flyers and brochures distributed WCSI in public venues, are developed by the WCSI's centralized marketing department.

     o Internet marketing became an important aspect of WCSI's marketing program in 1998, with a focus on its Internet web site at http://wadecook.com. The site contains information about the WCSI's programs, products and services, some of which potential customers may purchase online. In addition, subscribers to the Company's Wealth Information Network may access WIN through the web site. In the future, the WCSI intends to expand the list of items available for purchase on its web site.*

     o Sport promotion was an important aspect of WCSI's marketing efforts in 1998 and included sponsorship programs with various NFL teams, the Seattle SuperSonics, the Seattle Mariners, the Utah Jazz, the Minnesota Timberwolves and golf tournaments in key markets. WCSI gained visibility, as well as the opportunity to promote services with giveaways of books, audio tapes and other promotional materials.

     o Flyers and billboard advertising is used by WCSI to market its financial seminars. Typically, flyers are placed in community centers and other public places a few weeks prior to the date of the seminar. The Company's billboard advertising is primarily focused in the Seattle and Tacoma, Washington markets.

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

Hotels and Commercial Real Estate

The following table lists the hotel properties held in WCFC entities:


Property                              Rooms     Location              Manager                   % owned
--------                              -----     --------              -------                   -------
Best Western McCarran House             202     Sparks, NV            Zion's Management Co.       100%
Four Points by Sheraton, St. George     200     St. George, UT        Zion's Management Co.       100%
Airport Ramada  Suites                   59     Salt Lake City, UT    Zion's Management Co.        75%
Fairfield Inn                            72     Provo, UT             Zion's Management Co.        49%
Hampton Inn/Fairfield Inn                81     Murray, UT            Western States Lodging       16%
Woods Cross Fairfield Inn                88     Woods Cross, UT       Western States Lodging        7%
Park City Hampton Inn & Suites           65     Park City, UT         Western States Lodging        4%



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

Employees

As of April 22, 1999, the Company had 448 employees, including 332 full-time employees, 116 part-time employees, and approximately 60 independent contractors. None of the Company's employees is represented by a labor union, and the Company believes its employee relations to be good.

Risk Factors

Corporate Control By Wade B. Cook

Wade B. Cook is the founder, majority shareholder, Chairman of the Board, President, and Treasurer of the Company. Laura Cook, Mr. Cook's wife, is the Secretary of the Company and is also a member of the Board of Directors. Several of Mr. Cook's relatives work at the Company. Mr. Cook maintains control over many aspects of the Company including, but not limited to, setting corporate policy, determining strategic direction, determining the acquisition or sale of assets by the Company, setting the material terms of such acquisitions and determining the material provisions of many of the Company contracts. Mr. Cook provides input on every product and seminar sponsored by the Company. Mr. Cook also directs most marketing efforts of the Company and has significant influence over the management of the Company. Mr. Cook will continue influence the policies and procedures of the Company and will be in a position to determine the outcome of corporate actions requiring stockholder approval, including the election of directors, the adoption of amendments to the Company's corporate documents, the approval of mergers and the sale of the Company assets. In 1989, the state of Arizona issued and administrative order concluding that Mr. Cook had violated various provisions of the Arizona securities laws. Mr. Cook and his affiliated entities to paid a civil penalty of $150,000, reimbursed shareholders $390,000 and agreed to cease and desist the allegedly fraudulent conduct. This matter has been concluded and all fines have been paid.

Dependence on Wade B. Cook

The Company's business is highly dependent on the continuing effective involvement of Mr. Cook. Mr. Cook personally directs most aspects of the Company's business. The Company has a non-exclusive license which expires June 30, 2000 to use Mr. Cook's products, intellectual property, name, image, identity, trademarks and trade symbols which are featured prominently in many of the Company's services and products. Mr. Cook is not prohibited from competing with the Company or granting licenses to competitors. See "Business - Intellectual Property." The business of the Company would be materially adversely affected if Mr. Cook's services were not available to the Company, or if Mr. Cook should compete with the Company or grant licenses or other assistance to competitors.

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

Risks of Hotel Business

During 1997 and 1998, the Company began acquiring interests in hotel properties, and it currently owns interests in seven hotels. See "Business - Hotels and Commercial Real Estate." The Company has no prior experience in owning or managing hotels. The Company's hotel business has not performed as well as the Company anticipated, and it has suffered losses. There can be no assurance that the hotels will become profitable in the future. In addition, acquisition and renovation of hotel properties and losses of the hotel business have required and are likely to continue to require, cash infusions which adversely affect the Company's working capital.*

Effect of Securities Market Conditions on the Company's Business

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

Wade Cook Seminars, Inc. v. Anthony Robbins, Options Management, Inc., Charles Mellon, and Robbins Research International, Inc. On October 4, 1996, WCSI and Mr. Cook filed a complaint in the Superior Court of King County in the state of Washington against Charles Mellon, Anthony Robbins, Robbins Management, Inc., and Robbins Research International, Inc. seeking damages and injunctive relief for unfair competition, misappropriation of trade secrets, breach of a non-compete agreement and inducement to breach the non-compete agreement. WCSI and Mr. Cook were granted a voluntary dismissal without prejudice on the claims relating to the non-compete agreement. On November 26, 1997, the unfair competition and misappropriation of trade secrets claims were dismissed. On April 12, 1999, the Washington State Court of Appeals reversed the trial court's dismissal of the trade secrets and unfair competition claims and remanded the case for further proceedings.

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

Hewlett Packard Company vs. Wade Cook Financial Corporation. On April 16, 1999 the Hewlett Packard Company ("HP") filed a complaint in the King County Superior Court of the State of Washington claiming $642,000 in damages. HP alleges that it has not received full payment under a consulting services contract with the Company. The Company is currently assessing the validity of the claim. The Company has not yet made an estimate of its potential exposure or determined the impact on its financial statement and has not made provisions for losses, if any.


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


                                                OTC Bulletin Board            Over-The-Counter Market
                                           ----------------------------     ----------------------------
                                                 High           Low              High           Low
                                           --------------  ------------     --------------  ------------
1997
   First Quarter.........................             -              -              0.47          0.22
   Second Quarter........................             -              -              0.66          0.29
   Third Quarter (1).....................          4.63           0.54                 -             -
   Fourth Quarter........................          5.15           2.54                 -             -

1998
   First Quarter.........................          4.19           2.53                 -             -
   Second Quarter........................          2.81           0.97                 -             -
   Third Quarter.........................          1.66           0.72                 -             -
   Fourth Quarter........................          1.06           0.37                -              -

-----------------

(1) The Company's Common Shares began trading on the OTC Bulletin Board and ceased trading in the Over-The-Counter Market on August 11, 1997.
(2) Prices reported reflect a 3 for 1 stock split effective September 15, 1997, and a 3 for 1 stock split effective December 23, 1997.

As of December 31, 1998 the Company had approximately 11,308 shareholders of record (including nominees and brokers holding street accounts. As of April 22, 1999, the last sale price for the Company's Common Stock on the OTC Bulletin Board was $0.47 per share.

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


                                               1998           1997           1996           1995           1994
                                          -------------  -------------  -------------  -------------  -------------
                                                           (in thousands, except per share data)
Statement of Operations Data:

Net sales                                  $   118,207    $    93,343    $    37,008    $     6,504    $     1,973
Cost of sales                              $    56,763    $    39,492    $    14,460    $     2,877    $       862
                                          -------------  -------------  -------------  -------------  -------------
Gross profit                               $    61,444    $    53,851    $    22,548    $     3,627    $     1,111

Operating expenses                         $    57,890    $    39,309    $    18,178    $     3,333    $     1,134
                                          -------------  -------------  -------------  -------------  -------------
Income from operations                     $     3,554    $    14,542    $     4,370    $       294    $       (23)

Other income (expenses)                    $     1,656    $      (706)   $       (74)   $       (55)   $      (181)
                                          -------------  -------------  -------------  -------------  -------------
Income from continuing operations          $     5,210    $    13,836    $     4,296    $       239    $      (204)
                                          -------------  -------------  -------------  -------------  -------------

Income from Continuing Operations Data

Income (loss) before income taxes,
minority interest, and acquired
operations as reported                     $     5,210    $    13,836    $     4,296    $       239    $      (204)

Provision (benefit) for income taxes       $     2,346    $     5,579    $     1,452    $       171    $        (8)

Minority interest in loss of subsidiary    $       127    $        21    $         -    $         -    $         -
                                          =============  =============  =============  =============  =============
Net income (loss)                          $     2,991    $     8,278    $     2,844    $        68    $      (196)
                                          =============  =============  =============  =============  =============


                                              1998           1997           1996           1995           1994
                                          -------------  -------------  -------------  -------------  -------------
                                                           (in thousands, except per share data)
Per Share Data:

Income (loss) from continuing              $      0.05    $      0.13    $      0.05              -              -
operations per share

Weighted average shares outstanding             63,888         63,363         59,610         57,585         57,585


Consolidated Balance Sheet Data:

Total assets                               $    58,698    $    41,404    $    16,938    $     2,283    $       206

Total debt, including current portion           38,075         24,649         12,618          1,458            134
                                          -------------  -------------  -------------  -------------  -------------
Shareholders' equity                       $    20,623    $    16,755    $     4,320    $       825    $        72
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

The following tables set forth the net sales, cost of sales and operating income of the continuing operations of each of the business segments for the years ended December 31, 1998, 1997, and 1996:


         (in thousands)                      1998             1997              1996
                                             ----             ----              ----
         Net Revenue

         Seminars                         $ 78,191          $60,759           $23,817
         Product Sales                      20,696           29,386            13,191
         Hotels                              3,336                -                 -
         Pager Service                       8,427                -                 -
         Travel Service                      5,874            3,198                 -
         Other                               1,683                -                 -
         Totals                           $118,207          $93,343           $37,008

         Costs of Revenue

         Seminars                         $ 35,842          $19,319           $ 8,074
         Product Sales                      12,457           17,210             6,386
         Hotels                              4,100                -                 -
         Pager Service                         525                -                 -
         Travel Service                      3,562            2,963                 -
         Other                                 277                -                 -
         Totals                           $ 56,763          $39,492           $14,460

         Operating Income

         Seminars                         $    483          $10,907           $ 2,406
         Product Sales                         813            3,538             1,964
         Hotels                               (267)               -                 -
         Pager Service                       2,494                -                 -
         Travel Service                        508               97                 -
         Other                                (477)               -                 -
         Totals                           $  3,554          $14,542           $ 4,370



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

The market value of the Company's marketable securities decreased from $6.1 million at December 31, 1997 and $4.4 million at June 30, 1998 to $2.9 million at December 31, 1998, due to sales of securities. Inventory increased from $1.3 million at December 31, 1997 to $3.7 million at December 31, 1998 due principally to increases in inventory to support expanded product lines, including products of subsidiaries acquired in the fourth quarter of 1997. At December 31, 1998 the Company also had receivables from related parties of $2.9 million consisting principally of term loans to employees and directors, the majority of which are secured by mortgages on real property.

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

The Company continues to use cash to acquire interests in hotel properties and other businesses. See "Overview" and Part I, Item 1 of this report. Use of cash for these purposes has significantly exceeded cash generated by operations.Net cash used in investment was $21.0 million in 1998, compared with $14.5 million in 1997. Property and equipment increased from $10.4 million at December 31, 1997 to $29.2 million at December 31, 1998, reflecting principally hotel activities, and non-marketable investments increased from $7.3 million at December 31, 1997 to $9.5 million at December 31, 1998, due principally to additional minority investments in other developing businesses.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    Part III


Item 10.   Directors and Executive Officers of the Registrant.

As of April 26, 1999, the Company's directors, executive officers and key employees are as follows:



Name                                         Age          Position
----                                         ---          --------
Wade B. Cook                                  49          Chairman, Chief Executive Officer, President and
                                                            Acting Treasurer
Richard Smith                                 42          Chief Financial Officer
Carl Sanders                                  56          Vice President, Business Development
Bruce Couch                                   50          Vice President, Operations
Laura M. Cook                                 46          Secretary and Director
Robin Anderson                                35          Sales Manager and Director
Joel Black                                    44          Director
Nick Dettman                                  54          Director
Robert T. Hondel                              56          Director
Janice Leysath                                43          Director
Greg Maxwell                                  46          Director
Angela Pirtle                                 37          Director
Dan Wagner                                    38          Director
John Lang (1)                                 49          Director



(1) Mr. Lang has been nominated to be elected to a newly-created position on the Board of Directors at the Company's 1999 annual meeting.

Wade B. Cook, 49, is the Chairman of the Board, CEO, President and acting Treasurer of the Company and has occupied at least one of those positions since June 1995. Mr. Cook serves as an officer of the Company at the pleasure of the Board of Directors, and his term as a director expires in 2001. Since 1989, Mr. Cook also has served as Treasurer and President of Wade Cook Seminars ("WCSI"), a wholly-owned subsidiary of the Company. Since the end of 1998, Mr. Cook has also served as the President and Treasurer of the majority of the Company's wholly-owned subsidiaries. Mr. Cook has authored numerous books, tapes, and videos relating to finance, real estate, the stock market and asset protection. Furthermore, Mr. Cook actively participates in the activities of the Company, often providing his services as a speaker or trainer, or guiding the development of educational products on investing and personal wealth management. Mr. Cook is the spouse of Laura M. Cook, the Corporate Secretary and a Director of the Company. Mr. Cook has not been employed outside the scope of the Company in the past five years. In 1989, the state of Arizona issued a civil administrative order concluding that Mr. Cook had violated various provisions of the Arizona securities laws. Mr. Cook and his affiliated entities paid a civil penalty of $150,000, reimbursed stockholders $390,000 and agreed to cease and desist the allegedly fraudulent conduct. This matter has been concluded and all fines have been paid.

Richard Smith, 42, has served as the Company's Chief Financial Officer since March 1999 and serves at the pleasure of the Board of Directors. During the past three years, Mr. Smith has worked as an independent consultant, assisting companies in the areas of internal audit, cost control and asset protection. Prior to that time, Mr. Smith served for eight years as the Director of Internal Audit for Egghead Software. Mr. Smith received a bachelor of arts degree in Political Science from Brigham Young University in 1985.

Carl Sanders, 56, joined the Company in November 1997 and currently is the Vice President of Business Development. Mr. Sanders serves at the pleasure of the Board of Directors. For the past 26 years, Mr. Sanders has worked in the field of personal security, most notably as the Manager of Corporate Security at Alaska Airlines, Inc. in Seattle, Washington and as a Secret Service Agent in Los Angeles, California. Mr. Sanders attended California State University at Long Beach where he received a bachelors degree in Sociology.

Bruce Couch, 50, joined the Company in June 1998 and currently is the Vice President of Operations. Mr. Couch serves at the pleasure of the Board of Directors. From January 1998 to June 1998, Mr. Couch served as a marketing consultant to the Company. From 1992 to 1997, Mr. Couch worked at Florida Marketing International, Inc., a marketing firm, as the Vice President of Marketing. Mr. Couch attended Utah State University in Logan, Utah where he received a bachelors degree in Marketing.

Laura M. Cook, 46, is the Corporate Secretary of the Company and has been a member of the Board of Directors of the Company since 1995. Mrs. Cook serves as an officer of the Company at the pleasure of the Board of Directors, and her term as a director expires in 2001. Additionally, Mrs. Cook serves as the Corporate Secretary for the majority of the Company's wholly-owned subsidiaries and has previously served as an operational manager for various affiliates of the Company. Mrs. Cook is the spouse of Wade B. Cook, the Company's CEO, President, acting Treasurer and Chairman of the Company's Board of Directors. Mrs. Cook's expertise over the past 15 years has been concentrated in managing accounting systems.

Robin Anderson, 35, has been a Director since 1997 and is the Sales Manager for the Company. Ms. Anderson's term as a director expires in 2000. Ms. Anderson has been with the Company since 1994 and is the niece of Robert Hondel. In December 1997, Ms. Anderson filed for personal bankruptcy under Chapter 13 of the United States Bankruptcy Code. Ms. Anderson's bankruptcy proceeding was dismissed in 1998 and all outstanding claims have been satisfied.

Joel Black, 44, was appointed to the Company's Board of Directors in March 1999. Mr. Black's term as a director expires in 2000. From 1995 to the present, Mr. Black has served as the Chief Executive Officer for Education Leadership Dynamics, Inc., a privately held corporation that specializes in providing speaker services for Wade Cook Seminars, Inc., operating wilderness exploration programs, running a private high school and providing consulting services. Since 1986, Mr. Black has also been employed as a teacher in the Enumclaw, Washington School District. Mr. Black received dual bachelor degrees from Brigham Young University in 1979 and 1980, a Masters of Outdoor Management and Recreation from Brigham Young in 1981 and a doctorate in educational psychology from Purdue University in 1984.

Nick Dettman, 54, has been a director of the Company since 1997. If not re-elected, Mr. Dettman's term as a director will expire at the Company's 1999 annual meeting of stockholders. He has been a pilot for Delta Airlines over 30 years and is also the owner and operator of Kalowai Plantation, an orchid ranch in Kauai, Hawaii.

Robert T. Hondel, 56, has been a director of the Company since 1997 and is President of both Quantum Marketing, Inc. and Wade Cook Financial Education Centers, Inc., wholly-owned subsidiaries of the Company. Mr. Hondel's term as a director expires in 2000. Prior to that time, Mr. Hondel spent 18 years as the Director and President of the Knapp College of Business in Tacoma, Washington. Mr. Hondel is the uncle of Robin Anderson.

Janice Leysath, 43, was appointed to the Company's Board of Directors in March 1999. Ms. Layseth's term as a director expires in 2001. Ms. Leysath has previously served on numerous civic and charitable boards and committees in Las Vegas, Nevada, including the American Heart Association Board, the Elementary Education Committee and the Heritage Museum Committee. From 1993 to 1995, Ms. Leysath served as the Public Relations/Marketing Director for the Heart Institute of Nevada and as the Business Manager for Desert Cardiology. Ms. Leysath currently runs her own medical claims processing business.

Greg Maxwell, 46, was appointed to the Company's Board of Directors in April 1999 and, if not re-elected, Mr. Maxwell's term as a director will expire at the Company's 1999 annual meeting of stockholders. Since 1989, Mr. Maxwell has been a pilot for United Airlines and, prior to that time, was a registered representative for a registered broker/dealer in Dallas, Texas and a licensed real estate broker. Mr. Maxwell earned a bachelors degree in Occupational Education (Aviation) from Southern Illinois University.

Angela Pirtle, 37, was appointed to the Company's Board of Directors in March 1999 and, if not re-elected, her term will expire at the Company's 1999 annual meeting of stockholders. During the past five years, Ms. Pirtle has worked as a licensed real estate broker in San Diego, California.

Dan Wagner, 38, was appointed to the Company's Board of Directors in April 1999. Mr. Wagner's term as a director expires in 2000. From 1995 to 1998, Mr. Wagner served as a seminar speaker for T.P. Management, a private corporation which provides speaking services for the Company. Prior to 1995, Mr. Wagner worked as a delivery person.

John Lang, 49, has not previously served as a director of the Company and has been nominated for election to the Board of Directors at the Company's 1999 annual meeting of stockholders. For the past 25 years, Mr. Lang has served as the Chief Executive Officer of Pinnacle Group L.L.C., a golf course development company located in Scottsdale, Arizona. Mr. Lang is also a trustee for the Pinnacle Foundation, a nonprofit foundation and handles the development, sales, marketing and property management for the Racquet Club at Scottsdale Ranch, Arizona. In addition, Mr. Lang serves on the Board of Directors for Phoenix Seminary. Mr. Lang received a bachelors degree in Philosophy from Roanoke College, Salem, Virginia.

Section 16(a) Beneficial Ownership Reporting Compliance

The federal securities laws require the Company's directors and executive officers, and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of any securities of the Company.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1998, all of the Company's directors, executive officers and greater-than-ten percent beneficial owners made all required filings on a timely basis, except as set forth below:

     (1) Robert T. Hondel failed to file a Form 4 in 1998 with respect to 45,000 shares of common stock acquired on September 9, 1998. Mr. Hondel has subsequently filed a Form 5 reporting the transaction.

     (2) Wade B. Cook was late in filing a Form 5 with respect to 4,000 shares of common stock acquired on October 1, 1998, 10,000 shares of common stock acquired on October 2, 1998 and 50,000 shares of common stock acquired on December 30, 1998.

     (3) Richard Smith was late in filing his Form 3 covering 500 shares of Company common stock owned by him.

Item 11.  Executive Compensation Summary Of Cash And Certain Other Compensation

Summary Compensation Table

The table below shows, for the last three fiscal years, compensation paid to the Company's Chief Executive Officer and the three most highly paid executive officers serving at fiscal year end whose total compensation exceeded $100,000. We refer to all these officers as the "Named Executive Officers."


                                                                       Annual Compensation
                                              ----------------------------------------------------------------------

                                      Fiscal          Salary                   Bonus               Other Annual
Name and Principal Position            Year             ($)                     ($)              Compensation ($)
------------------------------------  ------- ------------------------  ---------------------   --------------------
Wade B. Cook
   Chairman, President and Chief       1998          245,000                       -                 7,489,000(1)
   Executive Officer...............    1997          238,000                   7,500                 9,997,000(1)
                                       1996           91,000                       -                 4,366,000(1)

Eric Marler (2)
   Chief Financial Officer and         1998                -                       -                   126,000(3)
   Director........................    1997              N/A                       -                         -
                                       1996              N/A                       -                         -

Robert Hondel
   President of Wade Cook Financial    1998          110,000                       -                    11,000(4)
   Education Centers and Director...   1997          112,000                       -                    81,000
                                       1996          180,000                       -                         -



Robin Anderson
   Director of Sales, Wade Cook        1998           59,000                     500                    81,000(5)
   Seminars, Inc. and Director.....    1997           91,000                       -                         -
                                       1996           77,000                       -                         -


(1) Represents royalties accrued by Mr. Cook for the licensing of certain intellectual property rights to the Company. See Item 13. "Certain Relationships and Related Transactions." (2) Prior to 1998, Mr. Marler was not employed by the Company. Mr. Marler resigned as the Chief Financial Officer of the Company during the first quarter of 1999. (3) Represents amounts paid to Mr. Marler as an independent contractor, including payments relating to his membership on the Board of Directors and his position as the Company's Chief Financial Officer.
(4) Represents commissions paid to Mr. Hondel. (5) Represents amounts paid to Ms. Anderson for commissions, vacation pay, holiday pay and other employee benefits.

1997 Stock Incentive Plan

The Company's 1997 Stock Incentive Plan (the "Plan") provides for the granting of stock bonuses, stock options, stock appreciation rights, phantom stock and other stock-based awards. The Plan is administered by the Board of Directors which has the right to grant awards to eligible participants and to determine the terms and conditions of such grants, including, but not limited to, the vesting schedule and exercise price of the awards. All directors, officers, consultants and other employees are eligible to receive awards under the Plan.

Option Grants In The Last Fiscal Year

During the fiscal year ended December 31, 1998, no options were granted to any of the Named Executive Officers.

Aggregated  Option  Exercises  In Last  Fiscal Year And Fiscal  Year-End  Option
Values

During the last fiscal year, none of the Named Executive Officers held options to purchase shares of the Company's common stock.

Compensation of Directors

The directors of the Company were compensated during the last fiscal year as follows:


        Annual retainer as a director.....................................................           $  10,000
        Annual retainer for membership on a standing committee............................           $   2,400
        Annual retainer as Chair of a standing committee..................................           $   1,200
        Reimbursement  for all reasonable  expenses  incurred in attending  Board
         or committee meetings............................................................           Variable



In addition, each director is eligible to participate in the Company's 1997 Incentive Stock Plan. See "--1997 Stock Incentive Plan."

Employment Agreements

The Company has entered into an employment agreement with Mr. Cook, effective as of July 1, 1997, pursuant to which Mr. Cook serves as the Company's Chief Executive Officer and President. The agreement provides for a three-year term in which Mr. Cook will receive an annual base salary of $240,000 for the year ended June 30, 1998, $265,000 for the year ended June 30, 1999 and $290,000 in for the year ended June 30, 2000. Under the terms of the agreement, Mr. Cook may receive additional bonuses for work as approved by the Board of Directors. To date, no such bonuses have been requested or approved. In addition, Mr. Cook is entitled to reimbursement for reasonable travel and business entertainment expenses authorized by the Company, as well as certain fringe benefits. See Item 13. "Certain Relationships and Related Transactions."

Compensation Committee Interlocks And Insider Participation

Laura  Cook,   Robert  Hondel  and  John  Childers  served  as  members  of  the
Compensation Committee in 1998. Also during 1998:

     1.   Mrs. Cook served as the Corporate Secretary of the Company;

     2. The Company issued 45,000 shares of its common stock to Mr. Hondel in connection with the assignment of all rights and interests in Quantum Marketing, Inc. ("Quantum");

     3. Mr. Hondel served as the chief executive officer of Quantum, a wholly-owned subsidiary of the Company; and

     4. Mr. Childers received $258,301 from the Company in exchange for speaker training services.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information, as of April 22, 1999, regarding the beneficial ownership of the Company's common stock by any person known to the Company to be the beneficial owner of more than five percent of the outstanding common stock, by directors and certain executive officers, and by all directors and executive officers of the Company as a group.


                                                                   Amount and Nature of
                                                                  Beneficial Ownership of         Percent of
                 Name and Address (1)                                 Common Stock(2)               Class
-------------------------------------------------------         ----------------------------     -------------
Wade B. Cook(3).....................................                     40,785,185                  63.3%
Laura M. Cook(3)....................................                     40,785,185                  63.3%
Robert T. Hondel....................................                        201,310                   *
Nick Dettman........................................                        180,000                   *
Robin Anderson......................................                         19,140                   *
Joel Black(4).......................................                             25                   *
Janice Leysath......................................                          5,000                   *
Angela Pirtle.......................................                             --                   *
Greg Maxwell........................................                             --                   *
Dan Wagner..........................................                          1,285                   *
All current directors and executive officers as a
group (13 persons)..................................                     41,292,445                  64.1%
-------------------------

*    Represents less than 1%.

(1) Unless otherwise indicated, the address for each beneficial owner is c/o Wade Cook Financial Corporation, 14675 Interurban Avenue South, Seattle, Washington 98168-4664.
(2) Based on an aggregate of 64,383,730 shares outstanding as of April 22, 1999.
(3) Includes (a) 8,517,745 shares of Common Stock owned of record by Mr. Cook directly; (b) 166,100 shares of Common Stock held in the name of Mr. Cook's individual retirement account; (c) 800,000 shares held by the Wade Cook Family Trust; (d) 1,309,200 shares held by corporations controlled by Mr. Cook; (e) 295,000 shares held by a trust for Wade and Laura Cook's minor children and (f) 29,697,140 shares owned by Wade B. Cook and Laura M. Cook Family Trust.
(4)  Represents 25 shares held by a company controlled by Mr. Black.


Item 13.  Certain Relationships and Related Transactions.

On March 20, 1998, Mr. Cook and the Company entered into an Open-ended Product Agreement providing for the non-exclusive license by Mr. Cook of certain intellectual property rights to the Company. The license provides Mr. Cook with a ten percent (10%) royalty on gross sales of licensed products. The Open Ended Product Agreement was amended on November 13, 1998 to provide that Mr. Cook may waive royalties due under the agreement in his sole discretion. During the fiscal year ended December 31, 1998, the total royalties payable to Mr. Cook under the agreement were $7,338,000. In September 1998, Mr. Cook agreed to a $2.0 million reduction in royalties in order to assist with the Company's cash flow requirements.

On March 2, 1999, Mr. Cook and the Company entered into a Publishing Agreement, effective February 1, 1996, which gives the Company certain rights to promote and sell materials authored by Mr. Cook. Under the terms of the Publishing Agreement, Mr. Cook is entitled to receive a ten percent (10%) royalty on the gross revenues attributable to the sale of published materials. In 1998, $151,000 was paid under the contract.

On September 9, 1998, the Company issued 45,000 shares of restricted common stock to Mr. Hondel, a director of the Company, in exchange for the assignment of all of Mr. Hondel's rights and interests in Quantum Marketing, Inc. pursuant to the terms of a Share Exchange Agreement dated January 1, 1998.

In October 1998, the Company made a loan of $150,000 to Eric Marler, a director and the Chief Financial Officer of the Company, to facilitate Mr. Marler's purchase of a vacant lot for residential development. Upon his resignation as a director and as Chief Financial Officer in the first quarter of 1999, Mr. Marler conveyed the property to Sherlock Homes, a wholly-owned subsidiary of the Company, in full satisfaction of the loan amount.

During 1998, the Company paid $117,468 to Cascade Management Associates, LP, a limited partnership controlled by Mr. Marler, for speaker services.

During 1998, the Company paid an aggregate of $1,353,489 to companies controlled by Scott Scheuerman, Mr. Cook's brother-in-law, primarily as vendors of business, office support and registered agent services provided to the Company's customers.

During 1998, the Company paid $258,301 to John V. Childers, a director of the Company during 1998, for speaker training services.

During 1998, a company controlled by Mr. Cook made payments of principal and interest on eight outstanding promissory notes to certain wholly-owned subsidiaries of the Company. The aggregate principal amounts of the notes when issued was $1,000,000, and the interests rates ranged from 16.075% to 18.389% per annum. During 1998 companies controlled by Mr. Cook paid $118,581 in principal and $151,550 in interest payments on the notes. As of March 15, 1999, the aggregate principal amount outstanding under the notes was $772,714.

During 1998, the Company paid a total of $1,069,358 in legal fees relating to litigation involving intellectual property owned by Mr. Cook and licensed to the Company. Of this amount $604,043 was allocated to Mr. Cook and offset against royalties payable to Mr. Cook pursuant to the Open-ended Product Agreement.

During 1998, the Company paid salaries and other compensation to its executive officers as set forth under Item 11. "Executive Compensation."

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

(a)      The following documents are filed as part of this report:

1.   Financial Statements

          (i)  Consolidated Balance Sheets at December 31, 1997 and 1998
          (ii) Consolidated Statements of Income and Retained Earnings for the years ending December 31, 1996, 1997 and 1998
          (iii)Consolidated Statements of Changes in Shareholders' Equity
          (iv) Consolidated Cash Flow Statements
          (v)  Notes to Consolidated Financial Statements

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

     2.10*** Assignment and Assumption of Interest, Consent Agreement, Memorandum of Terms re: Airport Hotel Partners, L.L.C.

     2.11***        Limited Liability  Company Interest  Purchase  Agreement re:
                    Woods Cross Hotel Partners, L.C. dated November 29, 1997

     2.12*** Limited Liability Company Interest Purchase Agreement with exhibits re: Park City Hotel Partners, L.C. dated February 4, 1997

     2.13*** Memorandum of Terms, Assignment and Assumption of Interest, Warranty Deed re: Airport Lodging Associates, L.L.C.

     2.14**** Share Exchange Agreement , dated January 1, 1998, between WCFC & Quantum Marketing, Inc.

     2.15**** Stock Assignment Agreement dated January 1, 1998, between WCFC & Glendon H. Sypher

      3.1**         Articles of Incorporation of Wade Cook Financial Corporation

      3.2**         Bylaws of Wade Cook Financial Corporation

   Exhibit No.      Description
   -----------      -----------

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

      10.12* Agreement dated November 1, 1996, between Wade B. Cook and Lighthouse Publishing Group, Inc.

      10.13* Secured Loan Agreement and Promissory Note (Secured) between U.S.A., Wade Cook Seminars, Inc. and Newstart Centre, Inc.

     10.14** Open-Ended Product Agreement, dated March 20, 1998, between Wade Cook Financial Corporation and Wade B. Cook

     10.15*** Product Agreement, dated March 23, 1998, between Planet Cash, Inc., Steven Allyn Wirrick and Wade Cook Financial Corporation

     10.16*** Stock Assignment Agreement, dated January 1, 1998, between Get Ahead Bookstores, Inc., Glendon H. Sypher and Wade Cook Financial Corporation

     10.17** Product Agreement, dated March 23, 1998, between Wade Cook Financial Corporation, Information Quest, Inc. and Thomas Cloward

   Exhibit No.      Description
   -----------      -----------

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

   Exhibit No.      Description
   -----------      -----------

 10.33(Infinity)    Exclusive  Product License  Agreement dated June 30, 1998 by and between Wade B. Cook, and Entity Planners, Inc.

 10.34(Infinity)    Exclusive  Product License  Agreement dated June 30, 1998 by and  between  Wade Cook  Financial  Corporation,  and Entity
                    Planners, Inc.

 10.35(Infinity)    Open Ended  Product  Agreement  between the Company and Wade
                    Cook dated March 20, 1998

 10.36(Infinity)    Amendment to the Open Ended Product Agreement dated November
                    13, 1998 by and between the Company and Wade Cook

      10.37# Assignment and Assumption of Interest dated August 22, 1996 by and between Zion's Management and Development Co., Airport Lodging Associates L.C. and Wade Cook Seminars, Inc.

      10.38#        Real Estate  Purchase  Contract  dated  August 22, 1997 (St.
                    George Hilton)

      10.39# Addendum No. 1/Counteroffer to Real Estate Purchase Contract dated August 1997 (St. George Hilton

      10.40# Real Estate Lease dated July 16, 1998 between Origin Book Sales, Inc. and California Avenue Associates, LLC.

      10.41#        Form of Speaker Agreement

      10.42#        Agreement  dated December 11, 1998 between THH Ventures L.C.
                    and the Company

      11.1#         Statement of Computation of Per Share Earnings

      16.1**        Letter re: Change in Certifying Accountant

      21.1#         List of Wade Cook Financial Corporation Subsidiaries

      27.1#         Financial Data Schedule - December 31, 1998

-------------------------------------

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

# Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1999

(b)  Repots on Form 8-K

     There were no reports on Form 8-K filed by the Company during the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Wade Cook Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 1999.



                                      Wade Cook Financial Corporation

                                          /s/ Wade B. Cook
                                      By: ------------------------------------
                                          Wade B. Cook, Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of Wade Cook Financial Corporation in the capacities and on the dates indicated.


  Signature                           Title                             Date


/s/ Wade B. Cook             Chief Executive Officer, Director    April __, 1999
---------------------------  (principal executive officer)
Wade B. Cook

/s/ Richard Smith            Chief Financial Officer              April __, 1999
---------------------------  (chief accounting officer)
Richard Smith

---------------------------  Director/Secretary                   April __, 1999
Laura Cook

                             Director                             April __, 1999
---------------------------
Robert Hondel

/s/ Robin Anderson           Director                             April __, 1999
---------------------------
Robin Anderson

                             Director                             April __, 1999
---------------------------
Nicolas Dettman

/s/ Joel Black
---------------------------  Director                             April __, 1999
Joel Black

/s/ Janice Leysath           Director                             April __, 1999
---------------------------
Janice Leysath

/s/ Dan Wagner                Director                            April __, 1999
---------------------------
Dan Wagner


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
                                                           =========    ==========    ==========


Note P -       Revenues and Other Cost of Revenues



(in thousands)                                                 Pager                   Travel
                                   Seminar      Product       Service     Hotel       Related
                                   Revenue       Sales         Fees       Income      Service       Other         Total
                                   ---------    ---------     -------     -------     --------    ----------    ----------
Year ended December 31, 1998:
 Revenues, net of returns
   and discounts                   $ 78,191     $ 20,696      $ 8,427     $ 3,336     $  5,874      $  1,683     $ 118,207
                                   ---------    ---------     -------     -------     --------    ----------    -----------

 Royalties to related party           6,521        1,290            -           -            -           165         7,976
 Speaker fees to related
   party                                378            -            -           -            -             -           378
 Other costs of revenues             28,943       11,167          525       4,100        3,562           112        48,409
                                   ---------    ---------     -------     -------     --------    ----------    ----------
 Total cost of revenues              35,842       12,457          525       4,100        3,562           277        56,763
                                   ---------    ---------     -------     -------     --------    ----------    ----------
     Gross Profit                  $ 42,349      $ 8,239      $ 7,902      $ (764)    $  2,312      $  1,406      $ 61,444
                                   =========    =========     =======     =======     ========    ==========    ==========

Year ended December 31, 1997:
 Revenues, net of returns
   And discounts                    $60,759      $29,386         $  -         $ -       $3,198          $  -     $  93,343
                                   ---------    ---------     -------     -------     --------    ----------    ----------
  Royalties to related party          6,559        3,438            -           -            -             -         9,997
  Speaker fees to related
   party                                155           12            -           -            -             -           167
  Other costs of revenues            12,605       13,760            -           -        2,963             -        29,328
                                   ---------    ---------     -------     -------     --------    ----------    ----------
  Total cost of revenues             19,319       17,210            -           -        2,963                      39,492
                                   ---------    ---------     -------     -------     --------    ----------    ----------
      Gross Profit                 $ 41,440     $ 12,176         $  -         $ -        $ 235          $  -      $ 53,851
                                  =========    =========    ========    ========     =========     =========    ===========

Year ended December 31, 1996:
 Revenues, net of returns
   And discounts                    $23,817      $13,191         $ -         $  -          $ -          $  -      $ 37,008
                                   ---------    ---------     -------     -------     --------    ----------    ----------
 Royalties to related party           2,907        1,061           -            -            -             -         3,968
 Speaker fees to related
  party                                 131            -           -            -            -             -           131
 Other costs of revenues              5,036        5,325           -            -            -             -        10,361

 Total costs revenues                 8,074        6,386           -            -            -             -        14,460
                                   ---------    ---------     -------     -------     --------    ----------    ----------
     Gross Profit                $   15,743       $6,805         $ -         $  -          $ -          $  -      $ 22,548
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