Form 10-Q
period 1999-03-31
WADE COOK FINANCIAL CORP
filed 1999-05-17
CIK 894417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March  31, 1999

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of outstanding shares of the registrant's common stock, $0.01 par value, as of March 31, 1999 was 64,383,630 shares.

                         WADE COOK FINANCIAL CORPORATION
                                    Form 10-Q
                                      Index

                                                                                                       Page

PART I --FINANCIAL INFORMATION...........................................................................3


Item 1:  Financial Statements............................................................................3


Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations..........12


Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................17


PART II  --OTHER INFORMATION............................................................................18


Item 1.  Legal Proceedings..............................................................................18


Item 2.  Changes in Securities..........................................................................20


Item 3.  Defaults Upon Senior Securities................................................................20


Item 4.  Submission of Matters to a Vote of Security Holders............................................20


Item 5.  Other Information..............................................................................20


Item 6.  Exhibits and Reports on Form 8-K...............................................................22


PART I -- FINANCIAL INFORMATION

Item 1:  Financial Statements


                Wade Cook Financial Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)



(in thousands)                                                    March 31, 1999           December 31, 1998
                                                               ---------------------   --------------------------
ASSETS
     Current Assets
         Cash and cash equivalents                                $     2,114               $   1,742
         Marketable securities                                          3,866                   2,870
         Receivables, trade                                             4,194                   3,112
         Inventory                                                      2,564                   3,743
         Receivables, related parties                                      84                     177
         Prepaid                                                          330                     354
                                                               ---------------------   --------------------------
     Total Current Assets                                              13,152                  11,998
                                                               ---------------------   --------------------------
     Property and equipment,
         net of depreciation                                           27,719                  29,204
                                                               ---------------------   --------------------------
     Goodwill, net of amortization                                      3,167                   3,061
                                                               ---------------------   --------------------------
     Other Assets
         Non-marketable investments                                     8,779                   9,494
         Other Investments                                                255                     255
         Deposits                                                         137                     151
         Notes receivable - employees                                   2,907                   2,920
         Receivable, related                                            1,559                   1,617
                                                               ---------------------   --------------------------
     Total Other Assets                                                13,637                  14,437
                                                               ---------------------   --------------------------
TOTAL ASSETS                                                      $    57,675               $  58,700
                                                               =====================   ==========================




(in thousands)                                                    March 31, 1999           December 31, 1998
                                                               ---------------------   --------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
         Current portion of long-term debt                        $     3,749               $   4,667
         Accounts payable and accrued expenses                          7,732                   9,198
         Margin loans in investment accounts                              331                     146
         Payroll and other accrued taxes                                  193                     163
         Accrued income taxes                                           5,063                   4,969
         Deferred tax liability                                         1,081                     642
         Deferred revenue                                               6,916                   5,662
         Payables, related parties                                      2,525                   3,109
         Notes payable to officer                                          45                      45
                                                               ---------------------   --------------------------
     Total Current Liabilities                                         27,635                  28,601

     Long-term Debt, net of current portion                             8,615                   9,474
                                                               ---------------------   --------------------------
     Total Liabilities                                                 36,250                  38,075
                                                               ---------------------   --------------------------

     Minority Interests                                                  950                      936

     Shareholders' Equity
         Preferred stock                                                   -                        -
         Common stock                                                    644                      644
         Paid-in capital                                               4,095                    4,095
         Prepaid advertising                                            (500)                    (500)
         Retained earnings                                            16,813                   15,987
                                                               ---------------------   --------------------------
                                                                      21,052                   20,226

         Less: Treasury stock at cost                                   (577)                    (537)
                                                               ---------------------   --------------------------
     Total Shareholders' Equity                                       20,475                   19,689
                                                               ---------------------   --------------------------

TOTAL LIABILITIES, MINORITY INTEREST, AND
     SHAREHOLDERS' EQUITY                                         $   57,675                $  58,700
                                                               =====================   ==========================



                Wade Cook Financial Corporation and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)



                                                                            For the Quarter Ended
                                                              ---------------------------------------------------
(in thousands, except per share data)                            March 31, 1999             March 31, 1998
                                                              ----------------------   --------------------------
Revenues, net of returns and discounts                            $   27,207                $  30,545

Costs and expenses
       Cost of revenue                                                12,122                   12,979
       Selling, general and administrative                            15,059                   17,268
                                                              ----------------------   --------------------------
Total Operating Costs                                                 27,181                   30,247

Income from Operation                                                     26                      298
                                                              ----------------------   --------------------------
Other Income (Expenses)
       Gain (loss) on trading securities, investment income
       and expense                                                       416                      858
       Interest expenses                                                 (62)                    (136)
       Other                                                             886                      118
                                                              ----------------------   --------------------------
Total Other Income (Expenses)                                          1,240                      840
                                                              ----------------------   --------------------------
Income before Income Taxes                                             1,266                    1,138

Provision for Income Taxes                                               443                      398

Minority Interest                                                          3                        8
                                                              ----------------------   --------------------------
Income from continuing operations                                        826                      748
                                                              ----------------------   --------------------------
Discontinued operations:
       Entity Planners, Inc. to be disposed of (net of                     -                      341
         income tax of  $183 in 1998)
       Operating income of Entity Planners, Inc.
         During phase-out period                                           -                        -
                                                              ----------------------   --------------------------
                                                                           -                      341
                                                              ======================   ==========================
 Net income                                                       $      826                $   1,089
                                                              ======================   ==========================




                                                                            For the Quarter Ended
                                                              ---------------------------------------------------
(in thousands, except per share data)                            March 31, 1999             March 31, 1998
                                                              ----------------------   --------------------------
Earnings per share
      Income from continuing operations                                0.01                         0.02
      Income from discontinued operations                                 -                            -
      Income during phase-out period                                      -                            -
                                                              ----------------------   --------------------------
      Net income per share                                             0.01                         0.02
                                                              ======================   ==========================

Weighted average number of common shares
      Outstanding                                                    64,088                       63,888


                Wade Cook Financial Corporation and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)



                                                                          For the Quarter Ended
                                                            -------------------------------------------------
(in thousands)                                                  March 31, 1999            March 31, 1998
                                                            ----------------------   ------------------------
Cash Provided by (Used in) Operation                             $    (349)              $     2,818

Cash Provided by (Used in) Investing Activities                      1,580                    (8,812)

Cash Provided by (Used in) Financial Activities
      Net borrowings (Payments)                                       (859)                    5,777
                                                            ----------------------   ------------------------
Net Increase (Decrease) in Cash                                  $     372               $      (217)
                                                            ======================   ========================


                Wade Cook Financial Corporation and Subsidiaries
                      Notes to Interim Financial Statements
                                 March 31, 1999




1.   Basis for Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.   Earnings per Share

     Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.

3.   Discontinued Operations

     On June 30,  1998,  the  Company  sold the stock of Entity  Planners,  Inc.
     (EPI), a wholly owned subsidiary of Wade Cook Financial Corporation (WCFC), which owns a five year licensing agreement with WCFC enabling it to provide entity structuring services relating to the topic of asset protection, estate planning and tax minimization. EPI was sold to a newly formed company by principals who have been involved in the production, selling, and marketing of products and seminars for the Company. The stock of EPI was sold for $250,000.

4.   Licensing Agreement

     With the sale of EPI, the licensing agreement between WCFC and EPI was transferred to the new owners. The agreement provides for aggregate licensing fees of up to $17.470 million payable with the future cash flows of the business transferred. The payment schedule requires, on a weekly basis, the remittance of an amount ranging from 70 to 75 percent of net sales or 30 percent of gross sales, whichever is greater, for a period of five years. The licensing agreement contains a renewal option.

5.   Contingencies

     The Company is subject to various legal proceedings and claims, which were discussed in detail in the 1998 Form 10K. The Company is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. The results of the Company's legal proceedings cannot be predicted with certainty; however, although management does not presently anticipate liability related to any legal proceedings and claims that would have a material adverse effect on its financial condition or result of operations, it has not yet made an estimate of its potential exposure in several pending proceedings and investigations or determined the impact of adverse results in such matters on its financial statements.

6.   Segment Reporting

     During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that companies report information about operating segments, based on the approach that management utilizes to organize the segments for management reporting and decision making.

     The Company operates through six business segments: seminars, product sales, hotels, pager services, travel services, and other. The seminar segment conducts educational investment and business seminars. The product sales segment includes the publishing and distribution of video tapes, audio tapes, and written materials designed to teach various investment and cash flow strategies for investing in the stock market, asset protection and asset accumulation techniques or strategies. The hotel segment includes the ownership of operating hotels. The pager services segment markets the IQ Pager, which provides subscribers with paging services for stock related information. The travel service segment is a travel agency that is also in the business of selling travel agent training kits. The other segment includes retail book sales, interest in real estate ventures, and an inter-company advertising agency.

     Information on the Company's business segments for the quarters ended March 31,



     (in thousands)                                   1999                    1998                  1997
                                               --------------------    -------------------    ------------------
     Net revenues and sales
          Seminars                                $   18,280               $  23,448               $  14,498
          Product sales                                7,014                   6,640                   4,031
          Hotels                                         821                     118                       -
          Pager service                                  608                     752                       -
          Travel service                                 552                     702                       -
          Other                                        1,455                   3,336                      59
          Less: inter-company sales                   (1,523)                 (4,451)                      -
                                               ====================    ===================    ==================
                                                  $   27,207               $  30,545               $  18,588
                                               ====================    ===================    ==================




     (in thousands)                                   1999                    1998                  1997
                                               --------------------    -------------------    ------------------
     Cost of sales
          Seminars                                $    7,517               $   9,454               $   5,800
          Product sales                                3,753                   1,993                   1,716
          Hotels                                         311                      47                       -
          Pager service                                   64                     240                       -
          Travel service                                   -                       -                       -
          Other                                          989                   2,545                      34
          Less: inter-company sales                     (512)                 (1,300)
                                               ====================    ===================    ==================
                                                  $   12,122               $  12,979               $   7,550
                                               ====================    ===================    ==================

     Operating income
          Seminars                                $      927               $    (839)              $   1,747
          Product sales                                  395                     177                     447
          Hotels                                        (289)                    (13)                      -
          Pager service                                  477                     395                       -
          Travel service                                  73                     248                       -
          Other                                         (184)                    330                      84
          Less: inter-company sales                   (1,373)                                              -
                                               ====================    ===================    ==================
                                                  $       26               $     298               $   2,278
                                               ====================    ===================    ==================

     Identifiable assets
          Seminars                                $        -               $       -                $      -
          Product sales                                3,245                   3,044                   1,812
          Hotels                                      13,485                   5,287                       -
          Pager service                                1,513                       3                       -
          Travel service                                  23                       -                       -
                                               --------------------    -------------------    ------------------
     Segmented assets                                 18,266                   8,334                   1,812
     Corporate assets                                 13,335                  10,175                  10,639
                                               --------------------    -------------------    ------------------
          Total identifiable assets               $   31,601               $  18,509                $ 12,451
                                               --------------------    -------------------    ------------------



     (in thousands)                                   1999                    1998                  1997
                                               --------------------    -------------------    ------------------
     Accumulated depreciation and
          Amortization
          Seminars                                $        -               $       -                $       -
          Product sales                                  876                     292                        -
          Hotels                                         363                     639                        -
          Pager service                                  169                       -                        -
          Travel service                                   1                       -                        -
                                               --------------------    -------------------    ------------------
     Segmented asset depreciation and
          Amortization                                 1,409                     931                        -
     Corporate asset depreciation and
          Amortization                                 2,473                   1,064                        -
                                               --------------------    -------------------    ------------------
     Total accumulated depreciation and
          Amortization                                 3,882                   1,995                        -
                                               --------------------    -------------------    ------------------
     Net identifiable assets                      $   27,719               $  16,514                $  12,451
                                               ====================    ===================    ==================
     Capital Expenditures
          Seminars                                $        -               $       -
          Product sales                                    -                       -
          Hotels                                           -                   6,089
          Pager service                                    -                       -
          Travel service                                   -                       -
                                               --------------------    -------------------    ------------------
     Total segment expenditure                             -                   6,089
     Corporate expenditures (sales)                   (1,585)                    801
                                               ====================    ===================    ==================
     Total capital expenditures                   $   (1,585)              $   6,890
                                               ====================    ===================    ==================


7.   Reclassification

     Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 1998 have been reclassified to conform to the 1999 presentation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     This  Report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as "expects," "believe," "believes," "plans," "anticipate," "anticipates," "is anticipated," or stating that certain actions, events or results "will," "may," "should," or "can" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Forward-looking statements are based on management's expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by the Company. Such risks and uncertainties include, but are not limited to, the Company's working capital deficiency, the effect that recent volatility in the stock market may have on the interest of customers in the Company's seminars, products and services and on the Company's own investments, the Company's ability to manage its growth and to integrate recent acquisitions, fluctuations in the commercial real estate market, failure of recently acquired hotel properties to perform as expected, the domination of the management of the Company by Mr. Cook, the possibility of adverse outcomes in pending or threatened litigation involving the Company, consequences associated with the Company's failure to pay state and federal income tax when due, the Company's policy of committing available cash to additional investments, lack of liquidity in the Company's investments, the ability of the Company to successfully remediate its year 2000 issues and other risks and uncertainties discussed herein and those detailed in the Company's other Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's expectations, estimates and projections as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or changes in management's opinions, expectations, estimates or projections. For the convenience of the reader, the Company has attempted to identify forward-looking statements contained in this report with an asterisk (*). However, the omission of an asterisk should not be presumed to mean that a statement is not forward-looking statement within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

General

     Wade Cook Financial Corporation is a holding company that, through its wholly-owned subsidiary Wade Cook Seminars, Inc. ("WCSI"), conducts educational investment and business seminars and produces and sells video and audio tapes, books and other written materials focused on investment strategies, financial planning and personal wealth management. The Company's core business is financial education, though its seminar and publishing concerns. These core businesses are complemented by bookstores that focus on financial education, a pager service that provides stock quotes and other financial information, a subscription-based web site that provides stock market information and that illustrates the strategies taught in the Company's seminars and publications and a travel-related service provider.

     In 1997, the Company acquired Ideal Travel Concepts, Inc., which provides travel agent services to the Company and also markets services to travel agents. Also during 1997, the Company expanded its publishing activities by acquiring three small publishing and book distribution businesses, Worldwide Publishers, Inc., Origin Book Sales, Inc. and Gold Leaf Press, Inc.

     In 1998, the Company acquired Information Quest, Inc. (distribution of paging devices that transmit stock market data), exchanged stock for the assignment of all rights and interests of Quantum Marketing, Inc. (local sales and marketing offices) and acquired all the rights and interests in Get Ahead Bookstores, Inc. (bookstores). Also in 1998, the Company disposed of the business of Entity Planners, Inc. ("EPI"), its entity formation business. The buyer paid $250,000 to the Company for the stock of EPI, and agreed to pay up to $17.5 million to the Company in royalty payments based on future sales of the business. The Company accounts for EPI as a discontinued business operation.

     In addition to its core businesses, the Company has made a variety of investments in real estate, hotels, oil and gas projects and other venture capital limited partnerships and private companies and in marketable securities. In 1997, the Company formed Bountiful Investment Group to manage its real estate and hotel investments and embarked on a strategy of acquiring larger stakes in hotel projects. Pursuant to this strategy, in 1998, the Company acquired the Best Western McCarran House hotel, located in Sparks, Nevada and the Four Points by Sheraton hotel in St. George, Utah. In 1998, the Company also increased its 25% interest in the Airport Ramada Suites in Salt Lake City, Utah to 75% in exchange for interests in other hotel properties held by the Company. The financial results of each of these properties is consolidated in the Company's financial statements from the date the majority ownership was acquired. The Company's hotels required greater than anticipated renovation and upgrading to secure favorable hotel chain affiliations and have not performed as well as the Company anticipated prior to their acquisition. The hotels experienced losses in 1998 and during the first quarter of 1999, and it is uncertain whether they will be profitable in the future. The Company may maintain its current investments in hotel properties, but does not have any current plans to acquire additional hotel properties in the near future.*

     Although the Company has been profitable in the past, it has experienced dramatic growth, acquired or established new businesses, increased general and administrative expenses, made investments in hotel and other projects outside the traditional business of WCSI. These activities have reduced profits in recent periods. In addition, revenue from WCSI has been lower in recent periods than in previous comparable periods. The Company cannot predict the effect that recent world economic conditions or stock market volatility will have on the interest of investors in the seminars and other products and services of WCSI, or on WCSI's revenue or profits. There can be no assurance that the Company's operation will be profitable in the future.

Liquidity and Capital Resources

     At March 31, 1999, the Company had current assets of $13.2 million and current liabilities of $27.6 million, resulting in a working capital deficit of $14.4 million compared with a working capital deficit of $16.6 million at December 31, 1998. The working capital deficit was reduced primarily due to repayment by the Company of $859,000 of the current portion of its long-term debt and a reduction in current accounts payable and accrued expenses. Current liabilities at March 31, 1999 include $6.9 million in deferred revenue, which results principally from payments received from persons who have signed up and paid in advance for future pager services from Information Quest, subscriptions to the WIN website or revenues from seminars not yet attended. Current liabilities at March 31, 1999 also include $5.1 million in taxes payable, including estimated interest, which are delinquent payments owed on 1998 and 1997 state and federal income taxes. The Company has not made estimated tax payments with respect to income taxes in 1999. The accrued liabilities do not include penalties, which may be material.

     At March 31, 1999, the Company had payables to related parties of $2.5 million which represent primarily royalties owed to Mr. Cook.

     The market value of the Company's marketable securities increased from $2.9 million at December 31, 1998 to $3.9 million at March 31, 1999, due to realized gains of $585,000 on sales of securities, and additional investments using cash received upon the sale of real estate by a wholly-owned subsidiary of the Company. The Company also had an unrealized loss of $127,000 due to lower market values attributable to the Company's retained portfolio. Inventory decreased from $3.7 million at December 31, 1998 to $2.6 million at March 31, 1999 due primarily to the imposition of inventory controls which reduced excess inventory. At March 31, 1999 the Company also had receivables from related parties of $2.9 million consisting principally of term loans to employees and directors, the majority of which are secured by mortgages on real property, as well as receivables of $1.6 million from companies owned by Wade B. Cook and from relatives of Mr. Cook.

     The Company's principal source of cash in the past has been from the operation of its investment seminars and sales of tapes, books and other materials focused on stock market and real estate strategies, financial planning and personal wealth management. The Company does not have an established bank line of credit. Cash used by operations was $349,000 in the quarter ended March 31, 1999. This represents losses from businesses acquired or begun in 1997 and 1998 combined with a reduction in revenue from the Company's seminars and related businesses in the quarter ended March 31, 1999.

     Cash used for debt repayment was $859,000 for the quarter ended March 31, 1999, compared with $5.8 million in net borrowings during the quarter ended March 31, 1998 which was primarily attributable to the assumption of notes during the acquisition of other businesses and properties. In March 1999, the Company was obligated to make an $895,000 payment on a term loan assumed in connection with the acquisition of the Best Western McCarran House hotel in Sparks, Nevada. The Company renegotiated the debt and paid $600,000 plus accrued interest and a 4% late fee in March 1999, and agreed to pay the balance of $295,000 on April 10, 1999. The Company subsequently renegotiated the repayment of the remaining balance and agreed to pay the remaining balance in three monthly installments of approximately $100,000, including interest. The Company has paid the installments due in April and May of 1999. The final installment is due in June 1999.

     In addition to cash received from its own operations, the Company is entitled to receive payment under its license agreement with EPI based on a percentage of sales, but not less than $35,539 per week which represents the minimum weekly payment due ($40,385) less 12% payable to Mr. Cook personally pursuant to a prior understanding between Mr. Cook and the Company. Receipt of these payments may, as a practical matter, be dependent on the success of the business in the hands of the buyers. To date, EPI has made all payments when due.

     Non-marketable investments decreased from $9.5 million at December 31, 1998 to $8.8 million at March 31, 1999, due principally to the sale of real estate owned by one of the Company's wholly-owned subsidiaries and the reinvestment of a portion of the proceeds in marketable investments.

     The Company's non-marketable investments include the following:

                                               Investment
        Description of Investment            (in thousands)
------------------------------------------ -------------------
Oil and gas properties                        $    1,325

Hotel and motel investments                        5,190

Investments in undeveloped land                      792

Private companies -- Various industries            1,650

Less: undistributed income (loss)                    178
                                           -------------------

Total non-marketable investments              $    8,779
                                           ===================


     The Company has continued to fund recently formed and acquired business. The Company's policy of using available cash to acquire or fund developing businesses and non-marketable investments and its working capital deficit have resulted in constraints on liquidity, including failure to pay tax obligations when due. The Company has significant cash commitments and requirements in future periods, including its unpaid taxes and other current payables, $3.7 million in current maturities of long-term debt at March 31, 1999 and $672,000 in lease payments accruing through December 31, 1999.

     The Company also anticipates spending up to $600,000 over the next six months for improvements to it hotel properties, but this amount could be exceeded.*

     The Company has not acquired any new businesses in the first quarter 1999. Instead it has focused on its currently owned and core businesses and repayment of debt. Cash flow from operations, which has historically been the Company's principal source of cash for working capital, has decreased in recent periods due principally to a reduction in revenues attributable to the Company's seminar segment, continuing operating losses in the Company's hotel segment and ongoing funding requirements of recently acquired or formed businesses.

     If the Company is required to generate cash for working capital purposes from its non-marketable investments, it may not be able to liquidate investments in a timely manner, in a manner that allows the Company to realize the full value of the investments, or at all. Failure to generate adequate cash resources for working capital could require the Company to cut back operations, delay expansion and development projects, or cause the Company to be unable to meet obligations in a timely manner.

     The Company is a party to various government investigations and legal proceedings. See Part II, Item 1 of this report for descriptions of certain of these proceedings. Although the Company does not presently anticipate material liability under any of these matters, it has not yet made an estimate of its potential exposure in several pending proceedings and investigations or determined the impact of adverse results in such matters on its financial statements.* The outcome of these matters is difficult to predict and subject to uncertainty, and the legal fees and other costs involved may be material.* Adverse publicity resulting from these matters may be negatively affecting the Company's business, and further adverse publicity could have further negative effects.* If the Company were found to be liable in certain of these proceedings, the liability could be material.* In addition, if government agencies charge the Company with violation of certain consumer protection or other laws and establish such violations, they could seek to require the Company to pay material penalties or to refund money paid to the Company by seminar attendees within their jurisdiction or significantly change the manner in which the Company's business is conducted.* Any such result could materially adversely affect the Company's financial condition or results of operations.*

Results of Operations

     Revenue. Revenue from continuing operations decreased from $30.5 million for the quarter ended March 31, 1998 to $27.2 million the comparable quarter in 1999. The decrease is due primarily to reduced sales in the seminar segment from $23.4 million during the first quarter of 1998 to $18.3 million during the quarter ended March 31, 1999. The Company believes that the decline in seminar revenue may have been influenced by reduced advertising, negative press coverage of current litigation and governmental investigations involving the Company and possible saturation of certain portions of its customer base. Revenues from product sales increased by $269,000 from $6.6 million in the first quarter of 1998 to $7.0 million during the quarter ended March 31, 1999 due to increased sales of books and other materials marketed by the Company.

     Revenue attributable to the Company's hotel operations increased from $118,000 for the quarter ended March 31, 1998 to $821,000 for the comparable period in 1999 primarily due to the acquisitions of the Best Western McCarran House in Sparks, Nevada, the Four Points by Sheraton hotel in St. George, Utah and the increase of the Company's ownership in the Airport Ramada Suites in Salt Lake City, Utah. In addition, revenue in the pager segment decreased by $144,000 from $752,000 in the quarter ended March 31, 1998 to $608,000 for the comparable period of 1999. The reduction in pager revenue resulted primarily from a reduced amounts of pager subscriptions sold by the Company during the first quarter of 1999.

     Revenue from the Company's travel segment decreased by $150,000 from $702,000 during the quarter ended March 31, 1998 to $552,000 for the comparable period of 1999 principally because the Company no longer requires its seminar speakers to book their travel arrangements with Ideal Travel, Inc., a wholly-owned subsidiary of the Company. The other segment, consisting primarily of the Company's retail bookstores and advertising agency, decreased from $3.3 million in the quarter ended March 31, 1998 to $1.5 million during the comparable period of 1999 principally from decreased advertising fees paid by the Company to its wholly-owned advertising agency.

     Cost of Revenue. Cost of revenue for the quarter ended March 31, 1999 was $12.1 million (44% of revenue) compared with $13.0 million (43% of revenue) for the comparable period in 1998. The overall decrease in cost of revenue in the quarter ended March 31, 1999 was primarily due to reduced sales in the seminar segment, more efficient management of inventory and stricter cost controls.

     Cost of revenue attributable to the Company's seminar segment declined from $9.5 million (40% of seminar segment revenue) during the quarter ended March 31, 1998 to $7.5 million (41% of seminar segment revenue) during the quarter ended March 31, 1999 primarily due to reduced advertising expenses. Cost of product sales increased from $2.0 (30% of product segment revenue) million in the quarter ended March 31, 1998 to $3.8 million (53% of product segment revenue) for the comparable period of 1999 primarily due to costs related to disposal of excess inventory during the quarter. Cost of revenue in the hotel segment increased to $311,000 for the quarter ended March 31, 1999 compared with $47,000 for the comparable period of the prior year due to the acquisition of additional hotel properties during 1998.

     Cost of revenue for the pager segment was $64,000 (10% of pager segment revenue) for the quarter ended March 31, 1999 compared with $240,000 (32% of pager segment revenue) for the comparable period in 1998. The lower costs in the pager segment resulted primarily from a reduction in staff. Cost of revenue in the other segment decreased by $1.6 million from $2.5 million in the quarter ended March 31, 1998 to $989,000 for the comparable period in 1999 primarily due the reduced activities of the Company's wholly-owned advertising subsidiary.

     Selling, General and Administrative Expenses. Selling, general and administrative costs for the quarter ended March 31, 1999 were $15.1 million (55.5% of revenue) compared with $17.3 million (57% of revenue) in the comparable period in 1998. The decrease in selling, general and administrative costs is principally the result of stricter cost controls and a reduced advertising expenses paid to third parties.

     Operating Income. Operating income for the quarter ended March 31, 1999 was $26,000 compared to $298,000 for the comparable period in 1998. The reduction in operating income resulted principally from reduced revenues combined with additional expenses related to the Company's recently acquired hotel properties. Operating income in the seminar segment increased by $1.8 million from a loss of $839,000 in the quarter ended March 31, 1998 to income of $927,000 in the quarter ended March 31, 1999. Much of this increase was attributable to a reduction in advertising fees paid to the Company's advertising subsidiary, as well as the imposition of stricter cost controls and more aggressive inventory management, which has reduced operating expenses in this segment. Operating income attributable to the product sales segment increased by $218,000 from $177,000 in the quarter ended March 31, 1998 to $395,000 in the quarter ended March 31, 1999 primarily as a result of reduced operating expenses.

     The Company realized a loss in the hotel segment of $289,000 in the quarter ended March 31, 1999 compared with a loss of $13,000 during the comparable period of 1998. In addition, operating income in the travel segment decreased by $175,000 from $248,000 for the quarter ended March 31, 1998 to $73,000 for the quarter ended March 31, 1999 primarily because the Company no longer requires its seminar speakers to use its travel agent services. Operating income in the pager segment increased from $395,000 in the quarter ended March 31, 1998 to $477,000 for the quarter ended March 31, 1999 primarily due to reduced expenses associated with a reduction in staff. The other segment realized a loss of $184,000 in the quarter ended March 31, 1999 compared with operating income of $330,000 during the comparable period of 1998 primarily because the Company reduced the amount of advertising fees it paid to its advertising subsidiary.

     Other Income. Other income was $1.2 million for the quarter ended March 31, 1999, compared with $840,000 in the comparable period of 1998. During the quarter ended March 31, 1999, the Company experienced a gain on trading securities and sales of fixed assets of $416,000, which amount includes unrealized losses attributable to the Company's real estate investments. The Company records its investment in trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and therefore, adjusts marketable securities to market value, thereby reflecting changes in market value through the income statement in the current period. The other income during the quarter ended March 31, 1999 also included $765,000 in license fees from EPI, which was discontinued in June 1998.

     Income before income taxes for the quarter ended March 31, 1999 was $1.3 million (4.8% of revenue), compared with $1.1 million (3.7% of revenue) in the comparable periods in 1998. Provisions for income taxes were $443,000 (1.6% of revenue) in the quarter ended March 31, 1999, compared with $398,000 (1.3% of revenue) in the comparable period in 1998. Income taxes reflect statutory rates.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in interest rates affecting the return on its notes receiveable and investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in interest rates.

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investments and notes receivable. The Company has not used derivative financial instruments in its investment portfolio. The Company places their investment with enterprises with which it has majority control and thus limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limited default, market and reinvestment risk.

PART II  --  OTHER INFORMATION

Item 1.  Legal Proceedings.

     The following is a description of previously unreported material threatened or pending legal proceedings and updated information regarding previously reported material threatened or pending legal proceedings to which the Company or any of its subsidiaries is a party or which any of their properties is subject:

     Litigation with ART and ITEX. On February 4, 1998, the Company filed a complaint against Associated Reciprocal Traders, Ltd. ("ART") and its parent corporation ITEX, in the Superior Court of King County in the state of Washington. In the complaint, the Company alleged that ITEX/ART breached the terms of an agreement dated December 29, 1995 between the Company and ITEX/ART (the "Advertising Agreement") by not providing the Company $500,000 worth of media credits for radio advertising. On the same day, ITEX/ART filed a lawsuit against the Company alleging that the Company had failed to deliver an aggregate of 1,800,000 shares of the Company to ART as required under the Advertising Agreement and seeking to lift the stop transfer order placed on the shares by the Company. In July 1998, the Court issued a preliminary ruling stating that the Company is not required to deliver stock certificates to ITEX/ART and may refuse to allow the stock to be sold until the issue of whether or not ITEX/ART has breached the contract is decided. ITEX/ART is also seeking to recover lost profits related to the stock, if any. A trial date has been set for June 21, 1999.

     Wade Cook Seminars, Inc. v. Anthony Robbins, Options Management, Inc., Charles Mellon, and Robbins Research International, Inc. On October 4, 1996, WCSI and Mr. Cook filed a complaint in the Superior Court of King County in the state of Washington against Charles Mellon, Anthony Robbins, Robbins Management, Inc., and Robbins Research International, Inc. seeking damages and injunctive relief for unfair competition, misappropriation of trade secrets, breach of a non-compete agreement and inducement to breach the non-compete agreement. WCSI and Mr. Cook were granted a voluntary dismissal without prejudice on the claims relating to the non-compete agreement. On November 26, 1997, the unfair competition and misappropriation of trade secrets claims were dismissed. The Company and Mr. Cook appealed the dismissal with the Washington State Court of Appeals. On April 12, 1999, the Washington State Court of Appeals reversed the trial court's dismissal of the misappropriation of trade secrets and unfair competition claims and remanded the case for further proceedings.

     Wade B. Cook v. Anthony Robbins, Robbins Research International, Inc. and Charles Mellon. On June 18, 1997, the Company filed a copyright infringement suit on behalf of Mr. Cook in the United States District Court, Western District of Washington, against Tony Robbins and Robbins' Research International, Inc. seeking damages and injunctive relief. On October 1, 1998, the defendants were ordered to pay damages in the amount of $655,900. On December 16, 1998, the United States District Court for the Western District of Washington filed an order vacating the damages awarded in favor of Mr. Cook. Mr. Cook appealed the order to vacate judgement.

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

     Investigation by the State of Washington, Securities Division. Since September 1996, the Washington State Department of Financial Institutions, Securities Division has been investigating Mr. Cook, WCSI, and the Company. The Company has been informed that the investigation is being performed pursuant to RCW 21.20.370 and 21.20.700. Although no civil or criminal charges have been brought and the Company does not believe that it or its officers or directors have violated applicable laws, no assurance can be given that enforcement proceedings will not be brought against the Company, or its officers or directors, or as to the outcome of any investigations by the State Attorney General.*

     State Attorneys General Investigations. During 1998 and 1999, the Attorneys General of ten states opened investigations to determine whether the Company has engaged in business and advertising practices that violate such states' consumer protection laws and regulations. The Company does not believe that it has engaged in any unlawful activities in any of the states and is cooperating fully with each state's investigation. Although no civil or criminal charges have been brought, and the Company does not believe that it or its officers or directors have violated applicable laws, no assurance can be given that enforcement proceedings will not be brought against the Company, or its officers or directors, or as to the outcome of any proceedings that are brought.*

     Himmelman and Love vs. Wade Cook Seminars, Inc., et al. On February 26, 1999, two former employees of Wade Cook Seminars, Inc. filed a complaint with the Pierce County Superior Court of the state of Washington alleging sexual harassment, retaliatory discharge and defamation. Although no specific damages are alleged, the plaintiffs request lost income, pain and suffering, emotional distress, court costs, reasonable attorney fees, and punitive damages. The Company believes that it has not engaged in any unlawful practices and intends to defend itself in this matter.* The Company has not yet made an estimate of potential exposure or determined the impact on its financial statements and has not made provisions for losses, if any.

     Hewlett Packard Company vs. Wade Cook Financial Corporation. On April 16, 1999 the Hewlett Packard Company ("HP") filed a complaint in the King County Superior Court of the state of Washington claiming $642,000 in damages. HP alleges that it has not received full payment under a consulting services contract with the Company. The Company is currently assessing the validity of the claim. If the Company were to be found liable, payment of any significant penalty may materially impact the Company's cash flow.*

Item 2.  Changes in Securities.

     None.

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

Internal Systems

     The Company's compliance team has evaluated significant internal personal computing and business systems that are critical to the ongoing operation of the Company and in the process of identifying the computer hardware and software upgrades and replacements necessary to make such systems Year 2000 compliant. Such upgrades and replacements are expected to be completed by the end of the second quarter of 1999.*

Suppliers and Vendors

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

Costs

     The total cost of the Company's year 2000 plan is not material to the Company's financial condition. The estimated total cost of the plan is expected to be under $10,000 and is being funded through operating cash flow.* As at March 31, 1999, the Company had incurred less than $5,000 in costs related to its year 2000 identification, assessment, remediation and testing efforts. The major portion of the remaining amount of the estimate is expected to have been incurred by the end of the second quarter of 1999 when the Company's year 2000 compliance efforts are expected to be completed, with the balance expended thereafter to monitor the compliance process.* None of the Company's other projects have been delayed or deferred as a result of the implementation of the year 2000 compliance plan.

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

Share Repurchase

     On April 2, 1999, the Company repurchased fifty-four thousand one hundred and eighty two (54,182) shares of Wade Cook Financial Corporation Common Stock from Curtis E. Ledbetter for a total purchase price of forty thousand dollars ($40,000). In addition to the sale of the shares, Mr. Ledbetter agreed to relinquish all his contractual rights and liabilities related to Eagle Bay Resources, Inc., any of its subsidiaries and assigns, Standard American Oil, Inc., a 49%-owned subsidiary of the Company, and William Skokos. Eagle Bay is the predecessor of Standard American Oil. William Skokos is the current President and Chief Executive Officer of Standard American Oil.

Amendment to Open-Ended Product Agreement With Wade B. Cook

     On May 7, 1999,  and effective as of January 1, 1999,  the Company and Wade
B. Cook entered into an amendment to the Open-Ended Product Agreement originally dated March 20, 1998 and amended on November 13, 1998 (the "Amendment"). The Amendment modifies royalties payable to Mr. Cook under the agreement from 10% of gross sales of all licensed products to a minimum yearly royalty of $5,000,000 or five percent (5%) of gross sales revenue of all licensed products, whichever is greater. In addition, the Amendment provides that the Board of Directors may authorize additional royalties of up to five percent (5%) of gross sales revenue, in its sole discretion. Under the terms of the Amendment, Mr. Cook is entitled to take draws against his royalties up to a maximum of $1,250,000 per quarter.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          10.1 Amendment to Open-Ended Product Agreement between Wade Cook Financial Corporation and Wade B. Cook

          27.1      Financial Data Schedule

     (b)  Reports on Form 8-K

          (1) On February 10, 1999, the registrant filed a current report on Form 8-K announcing that the state of California suit filed against the registrant for alleged violations of Sections 1678.20 to 1693 of the California Civil Code and also announcing the resignation of Burr Cline from the Board of Directors.

          (2) On February 24, 1999, the registrant filed a current report on Form 8-K announcing the resignations of Dan Ditto and Eric Marler as members of the Board of Directors of the Company.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q, period ending March 31, 1999 to be signed on its behalf by the undersigned duly authorized.


                                      WADE COOK FINANCIAL CORPORATION



May 14, 1999                          /s/ Wade B. Cook
                                      ------------------------------------------
                                      Wade B. Cook, Chief Executive Officer


May 14, 1999                          /s/ Richard Smith
                                      ------------------------------------------
                                      Richard Smith, Chief Financial Officer