Form 10-Q
period 1999-06-30
WADE COOK FINANCIAL CORP
filed 1999-08-05
CIK 894417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of outstanding shares of the registrant's common stock, $0.01 par value, as of June 30, 1999 was 64,123,548 shares.

                         WADE COOK FINANCIAL CORPORATION
                                    Form 10-Q
                                      Index


                                                                                                      Page
                                                                                                      ----
PART I -- FINANCIAL INFORMATION..........................................................................3


Item 1: Financial Statements.............................................................................3


Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations..........12


Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................19


PART II -- OTHER INFORMATION............................................................................20


Item 1.  Legal Proceedings..............................................................................20


Item 2.  Changes in Securities..........................................................................21


Item 3.  Defaults Upon Senior Securities................................................................22


Item 4.  Submission of Matters to a Vote of Security Holders............................................22


Item 5.  Other Information..............................................................................23


Item 6.  Exhibits and Reports on Form 8-K...............................................................24



PART I -- FINANCIAL INFORMATION

Item 1: Financial Statements


                Wade Cook Financial Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)



(in thousands)                                                June 30, 1999      December 31, 1998
                                                            ----------------     -----------------
Assets:
  Current Assets:
    Cash and cash equivalents                                    $    1,793           $   1,742
    Marketable securities                                             4,550               2,870
    Receivables, trade                                                3,197               3,112
    Inventory                                                         2,801               3,743
    Receivables, related parties                                        123                 177
    Prepaid                                                             219                 354
                                                            ----------------     -----------------
  Total current assets                                               12,683              11,998
                                                            ----------------     -----------------
  Property, plant and equipment, net of depreciation                 27,681              29,204
                                                            ----------------     -----------------
  Goodwill, net of amortization                                       3,013               3,061
                                                            ----------------     -----------------
  Other assets:
  Non-marketable investments                                          8,418               9,494
  Other investments                                                     265                 255
  Deposits                                                              223                 151
  Notes receivables - employees                                       2,778               2,920
  Receivable, related                                                 1,174               1,617
  Other receivables                                                     521                   -
                                                            ----------------     -----------------
  Total other assets                                                 13,379              14,437
                                                            ----------------     -----------------
Total assets                                                      $  56,756            $ 58,700
                                                            ================     =================



(in thousands)                                                June 30, 1999      December 31, 1998
                                                            ----------------     -----------------
Liabilities and Shareholders' Equity:
  Current liabilities:
    Current portion of long-term debt                                3,359                  4,667
    Accounts payable and accrued expenses                            8,551                  9,198
    Margin loans in investment accounts                                448                    146
    Payroll and other accrued taxes                                    248                    163
    Accrued income taxes                                             4,777                  4,969
    Deferred tax liability                                             642                    642
    Deferred revenue                                                 5,635                  5,662
    Payables, related parties                                        2,943                  3,109
    Notes payable to officers                                           45                     45
                                                            ---------------     ------------------
  Total current liabilities                                         26,648                 28,601
Long-term debt                                                       8,427                  9,474
                                                            ---------------     ------------------
Total liabilities                                                   35,075                 38,075
                                                            ---------------     ------------------
Minority interest                                                      917                    936
                                                            ---------------     ------------------
Shareholders' Equity
    Preferred stock                                                      -                      -
    Common stock                                                       644                    644
    Paid-in capital                                                  4,095                  4,095
    Prepaid advertising                                               (500)                  (500)
    Retained earnings                                               17,102                 15,987
                                                            ---------------     ------------------
                                                                    21,341                 20,226

  Less: common stock in treasury at cost:                             (577)                  (537)
                                                            ---------------     ------------------
Total shareholders' equity                                          20,764                 19,689
                                                            ---------------     ------------------
Total liabilities, minority interest, and stockholders'
  Equity                                                          $ 56,756               $ 58,700
                                                            ===============     ==================



                Wade Cook Financial Corporation and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                               For the Three Months Ended               For the Six Months Ended
                                          -------------------------------------    -----------------------------------
(in thousands, except per share data)       June 30, 1999        June 30, 1998       June 30, 1999       June 30, 1998
                                          ----------------    -----------------    ---------------     ---------------
Revenue, net of returns and discounts           $  24,841            $  24,872          $  52,048           $  56,725
                                          ----------------    -----------------    ---------------     ---------------
Costs and expenses:
  Cost of revenue                                  11,546                9,474             23,667              22,264
  Selling, general and administrative              14,614               15,129             29,673              32,332
                                          ----------------    -----------------    ---------------     ---------------
Total operating costs                              26,160               24,603             53,340              54,596
                                          ----------------    -----------------    ---------------     ---------------
Income (loss) from operations                      (1,319)                 269             (1,292)              2,129
                                          ----------------    -----------------    ---------------     ---------------
Other income (expense):
  Interest and dividends                               52                  175                126                 175
  Gain (loss) on trading securities                   669                  (53)             1,154                 804
  Gain (loss) on non-marketable
    securities                                         69                    -                 69                   -
  Interest expense                                      -                 (364)               (62)               (500)
  Undistributed income (loss) from
    Hotel                                               -                 (252)                 -                (252)
  Other                                               950                   71              1,693                 197
                                          ----------------    -----------------    ---------------     ---------------
Total other income (expenses)                       1,740                 (423)             2,980                 424
                                          ----------------    -----------------    ---------------     ---------------
Income (loss) before income taxes                     421                 (154)             1,688               2,553
                                          ----------------    -----------------    ---------------     ---------------
Provision for income taxes (tax                       165                  (54)               609                 894
benefits)

Minority Interest                                      33                    -                 36                   -
                                          ----------------    -----------------    ---------------     ---------------
Income from continuing operations               $     289            $    (100)         $   1,115           $   1,659
                                          ----------------    -----------------    ---------------     ---------------
Discontinued operations:
Income from operations of Entity
Planners, Inc. to be disposed of (net
of income taxes of $183 in 1998)                        -                  244                  -                 584

Operating income of Entity Planners,
Inc. during phase-out period                            -                   15                  -                  15
                                          ----------------    -----------------    ---------------     ---------------
                                                        -                  259                  -                 599
                                          ----------------    -----------------    ---------------     ---------------
Net income (loss)                               $     289            $     159          $   1,115           $   2,258
                                          ================    =================    ===============     ===============

Earnings per share
  Income from continuing operations             $    0.01            $       -          $    0.02           $    0.03
  Income from discontinuing operations                  -                    -                  -                0.01
  Income during phase-out period                        -                    -                  -                   -
                                          ----------------    -----------------    ---------------     ---------------
Net income                                      $    0.01            $       -          $    0.02           $    0.04
                                          ================    =================    ===============     ===============
Weighted average number of shares                  64,064               64,257             64,064              64,257


                Wade Cook Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)



                                                                             Six Months Ended
                                                              -------------------------------------------
(in thousands)                                                    June 30, 1999           June 30, 1998
                                                              --------------------     ------------------

Cash provided by (used in) operations                               $   (150)               $   5,827


 Cash provided by (used in) investing activities                       1,862                   (4,320)


Cash used in financing activities:
     Net payments                                                     (1,661)                  (1,073)

                                                              --------------------     ------------------
Net increase in cash                                                $     51                $     434
                                                              ====================     ==================


                Wade Cook Financial Corporation and Subsidiaries
                      Notes to Interim Financial Statements
                                  June 30, 1999



1.   Basis for Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to "Factors Affecting Future Results," and to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Certain items in the 1998 consolidated financial statements have been reclassified to comply with the condensed consolidated financial statement presentation for 1999.

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

4.   Licensing Agreement

     With the sale of EPI, the licensing agreement between WCFC and EPI was transferred to the new owners. EPI was subsequently sold to the Anderson Law Group, P.C. (ALG). The Company has entered into a temporary arrangement with the ALG, which provides for the payment of marketing fees to the Company by ALG in an amount equal to 35% of EPI's gross sales.

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

     The Company operates through six business segments: seminars, product sales, hotels, pager services, travel services, and other. The seminar segment conducts educational investment and business seminars. The product sales segment includes the publishing and distribution of books, video tapes, audio tapes, and written materials designed to teach various investment and cash flow strategies for investing in the stock market, asset protection and asset accumulation techniques or strategies. The hotel segment includes the ownership of operating hotels. The pager services segment produces the IQ Pager, which provides subscribers with paging services for stock related information. The travel service segment is a travel agency that is also in the business of selling travel agent training kits. The other segment includes retail book sales, interests in real estate ventures, and an inter-company advertising agency.

     Information on the Company's business segments for the six months ended June 30,


     (in thousands)                                    1999                    1998                  1997
                                                  ---------------      -----------------     ----------------
     Net revenues and sales
          Seminars                                    $   34,842            $  39,517             $  35,371
          Product sales                                   12,797               12,887                10,962
          Hotels                                           1,813                  881                     -
          Pager service                                      961                2,086                     -
          Travel service                                   1,262                1,300                     -
          Other                                            3,076                5,303                   895
          Less: inter-company sales                       (2,703)              (5,249)               (2,191)
                                                  ===============      =================     ================
                                                      $   52,048            $  56,725             $  45,037
                                                  ===============      =================     ================


     (in thousands)                                    1999                    1998                  1997
                                                  ---------------      -----------------     ----------------
     Cost of sales
          Seminars                                  $   14,349            $  14,768             $  13,492
          Product sales                                  6,823                4,724                 4,179
          Hotels                                           707                  426                     -
          Pager service                                     90                  480                     -
          Travel service                                    15                   33                     -
          Other                                          2,084                4,329                   626
          Less: inter-company sales                       (401)              (2,496)
                                                  ---------------      -----------------     ----------------
                                                    $   23,667            $  22,264             $  18,297
                                                  ===============      =================     ================
     Operating income
          Seminars                                  $       (3)           $     660             $   6,676
          Product sales                                   (496)                 204                 2,209
          Hotels                                          (473)                 (16)                    -
          Pager service                                    648                1,508                     -
          Travel service                                   175                  259                     -
          Other                                           (603)                 153                   267
          Less: inter-company sales                       (540)                (639)                 (534)
                                                  ---------------      -----------------     ----------------
                                                    $   (1,292)           $   2,129             $   8,618
                                                  ===============      =================     ================
     Identifiable assets
          Seminars                                  $        -            $       -             $       -
          Product sales                                  3,276                3,254                 1,896
          Hotels                                        13,767                9,301                     -
          Pager service                                  1,610                  996                     -
          Travel service                                    41                    9                     -
          Other                                          1,609                1,148                     -
                                                  ---------------      -----------------     ----------------
     Segmented assets                                   20,303               14,708                 1,896
     Corporate assets                                   11,724                9,939                10,952
                                                  ---------------      -----------------     ----------------
          Total identifiable assets                 $   32,027            $  24,647             $  12,848
                                                  ---------------      -----------------     ----------------




     (in thousands)                                    1999                    1998                  1997
                                                  ---------------      -----------------     ----------------
     Accumulated depreciation and
       Amortization
          Seminars                                  $        -            $       -             $       -
          Product sales                                    975                  691                     -
          Hotels                                           432                    -                     -
          Pager service                                    169                    -                     -
          Travel service                                     2                    -                     -
          Other                                            107                   13                     -
                                                  ---------------      -----------------     ----------------
     Segmented asset depreciation and
       Amortization                                      1,685                  704                     -
     Corporate asset depreciation and
       Amortization                                      2,661                1,597                     -
                                                  ---------------      -----------------     ----------------
     Total accumulated depreciation and
       Amortization                                      4,346                2,301                     -
                                                  ---------------      -----------------     ----------------
     Net identifiable assets                        $   27,681            $  22,346             $  12,848
                                                  ===============      =================     ================


     Capital Expenditures
          Seminars                                  $        -            $       -
          Product sales                                      -                    -
          Hotels                                           283               11,919
          Pager service                                      -                    -
          Travel service                                     -
                                                  ---------------      -----------------     ----------------
     Total segment expenditure
                                                           283               11,919
     Corporate expenditures (sales)                        253                    -
                                                  ---------------      -----------------     ----------------
     Total capital expenditures                     $      536           $   11,919
                                                  ===============      =================     ================



         Information on the Company's business segments for the three months ended June 30,


     (in thousands)                                    1999                    1998                 1997
                                                  ----------------      -----------------     --------------
     Net revenues and sales
          Seminars                                    $   16,562           $ 16,069             $  20,873
          Product sales                                    5,783              6,247                 6,931
          Hotels                                             992                763                     -
          Pager service                                      353              1,334                     -
          Travel service                                     710                598                     -
          Other                                            1,621              1,967                   836
          Less: inter-company sales                       (1,180)            (2,106)               (2,191)
                                                  ----------------      -----------------     --------------
                                                      $   24,841          $  24,872             $  26,449
                                                  ================      =================     ==============

     Cost of sales
          Seminars                                       $ 7,145           $  5,314              $  7,692
          Product sales                                    3,062              2,731                 2,463
          Hotels                                             396                379                     -
          Pager service                                       26                240                     -
          Travel service                                      15                 33                     -
          Other                                            1,095              1,784                   592
          Less: inter-company sales                         (193)            (1,007)                    -
                                                  ----------------      -----------------     --------------
                                                      $   11,546           $  9,474             $  10,747
                                                  ================      =================     ==============

     Operating income
          Seminars                                    $     (527)          $     66             $   4,929
          Product sales                                     (432)                27                 1,762
          Hotels                                            (184)                (3)                    -
          Pager service                                      171                345                     -
          Travel service                                     102                 11                     -
          Other                                             (361)              (177)                  183
          Less: inter-company sales                          (88)                 -                     -
                                                  ----------------      -----------------     --------------
                                                          (1,319)          $    269             $   6,874
                                                  ================      =================     ==============


7.   Reclassification

     Certain amounts in the condensed consolidated financial statements for the three and six months ended March 31, 1998 and June 30, 1998, respectively, have been reclassified to conform to the 1999 presentation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     This  Report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as "expects," "believe," "believes," "plans," "anticipate," "anticipates," "is anticipated," or stating that certain actions, events or results "will," "may," "should," or "can" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by the Company. Such risks and uncertainties include, but are not limited to, the Company's working capital deficiency, the effect that recent volatility in the stock market and world economic conditions may have on the interest of customers in the Company's seminars, products and services and on the Company's own investments, the Company's ability to manage its growth and to integrate recent acquisitions, fluctuations in the commercial real estate market, failure of recently acquired hotel properties to perform as expected, the significant contribution to and influence on the management of the Company by Mr. Cook, the possibility of adverse outcomes in pending or threatened litigation and government investigations involving the Company, the possible effects of adverse publicity arising from government investigations on the interest of customers in the Company's financial education services and products, consequences associated with the Company's failure to pay state and federal income tax when due, lack of liquidity in the Company's investments, the ability of the Company to successfully remediate its year 2000 issues and other risks and uncertainties discussed herein and those detailed in the Company's other Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's  analysis  as  of  the  date  hereof.  The  Company  undertakes  no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For the convenience of the reader, the Company has attempted to identify forward-looking statements contained in this report with an asterisk (*). However, the omission of an asterisk should not be presumed to mean that a statement is not forward-looking statement within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

General

     Wade Cook Financial Corporation is a holding company that, through its operating subsidiary, Wade Cook Seminars, Inc. ("WCSI"), conducts financial education seminars and produces and sells related video and audio tapes, books and other written materials. The Company's core business is financial education, through its seminar and publishing concerns. This core business is complemented by bookstores that focus on financial education, a financial information pager service and a subscription-based web site that provides stock market information and that illustrates the strategies taught in the Company's seminars and publications.

     WCSI hosts the Wealth Information Network ("WIN"), an Internet web site that allows subscribers to log on for information related to the stock market at http://www.wadecook.com. Two of the Company's operating subsidiaries, Left Coast Advertising, Inc., and Lighthouse Publishing Group, Inc., conduct advertising and publishing services.

     In 1997, the Company acquired Ideal Travel Concepts, Inc., which provides travel agent services and also markets services to travel agents. Also during 1997, the Company expanded its publishing activities by acquiring two publishing companies and one book distribution business.

     In 1998, the Company began operating Get Ahead Bookstores Inc. (bookstores) and Information Quest, Inc. (a distributor of paging devices that transmit stock market data) and Quantum Marketing, Inc. (local sales and marketing offices). Also in 1998, the Company disposed of the business Entity Planners, Inc. ("EPI"), an entity formation business. In connection with the sale of EPI, the Company granted a license to the purchasers of EPI to use certain intellectual property. The Company understands that EPI has recently been sold to the Anderson Law Group, P.C. ("ALG") and has temporarily entered into a marketing agreement with ALG which provides for a monthly payment to the Company by ALG of an amount equal to 35% of EPI's gross monthly sales. The marketing agreement may be canceled at any time. The Company accounts for EPI as a discontinued business operation.

     In 1998 the Company also acquired 100% of Best Western McCarran House, located in Sparks, Nevada, 100% interest in the Four Points by Sheraton Hotel in St. George, Utah, and 75% ownership in Airport Lodging Association Limited Partnership, which is located in Salt Lake City, Utah.

     The  investments  in hotel  and  other  projects  outside  the  traditional business of WCSI have reduced profits in recent periods. In addition, the profitability of WCSI has been lower in recent periods than in previous comparable periods. The Company believes that negative publicity generated by government investigations may be negatively affecting its financial education business. The Company cannot predict the effect that continued adverse publicity, world economic conditions or stock market volatility will have on the interest of investors in the seminars and other products and services of WCSI, or on WCSI's revenue or profits. There can be no assurance that the Company's operations will be profitable in the future.

     In addition to its core businesses, the Company has made a variety of investments in real estate, hotels, oil and gas projects, and other venture capital limited partnerships and private companies and in marketable securities. In 1997, the Company formed Bountiful Investment Group to manage its real estate and hotel investments and embarked on a strategy of acquiring larger stakes in hotel projects. Pursuant to this strategy, in 1998, the Company acquired the Best Western McCarran House hotel, located in Sparks, Nevada and the Four Points by Sheraton hotel in St. George, Utah and increased its ownership percentage in the Airport Lodging Limited Partnership to 75% in exchange for interests in other hotel properties held by the Company. The financial results of each of these properties are consolidated in the Company's financial statements from the date the majority ownership was acquired. The Company's hotels required greater than anticipated renovation and upgrading to secure favorable hotel chain affiliations and have not performed as well as the Company anticipated prior to their acquisition. The hotels experienced losses in 1998 and during the first six months of 1999, and it is uncertain whether they will be profitable in the future. The Company may maintain its current investments in hotel properties, but does not have any current plans to acquire additional hotel properties in the near future.*

Liquidity and Capital Resources

     At June 30, 1999, the Company had current assets and current liabilities in the amounts of $12.7 and $26.6 million, respectively, resulting in a working capital deficit of $13.9 million. The working capital deficit at December 31, 1998 was $16.6 million. Current liabilities at June 30, 1999 include $5.6 million in deferred revenue, which results primarily from revenues from seminars not yet attended, prepayments for future pager services from Information Quest and/or subscriptions to the WIN web-site. Current liabilities at June 30, 1999 also includes $4.8 million in taxes payable, which are delinquent payments owed on 1998 state and federal income taxes and 1997 federal income taxes. The Company has not made estimated tax payments with respect to 1999 income taxes. The accrued liabilities do not include penalties, which may be material.

     At June 30, 1999, the Company had payables to related parties in the amount $2.9 million, which primarily represents royalties owed to Mr. Wade B. Cook.

     The market value of the Company's marketable securities increased from $2.9 million at December 31, 1998 to $4.6 million at June 30, 1999, due primarily to the reinvestment of proceeds from sales of non-marketable investments and unrealized gains on marketable securities. Inventory decreased from $3.7 million at December 31, 1998 to $2.8 million at June 30, 1999 primarily as a result of the implementation of inventory controls eliminating excess inventory. At June 30, 1999 the Company also had receivables from related parties in the amount of $123,000 consisting primarily of term loans to employees and directors, the majority of which are secured by mortgages on real property.

     The Company's principal source of cash has been from the operation of its financial education seminars and sales of related tapes, books and other materials. The Company does not have an established bank line of credit. Cash in the amount of $150,000 was used in operations for the six months ended June 30, 1999, because the Company's operations as a whole, and the Company's seminar operations in particular, consumed cash rather than generating it in the quarter ended June 30, 1999.

     Cash in the amount of $1.7 million was used toward debt repayment for the six months ended June 30, 1999, compared with $1.1 million of net borrowings for the same period of 1998. The debt repaid in 1999 was primarily attributable to the repayments of notes related to a hotel acquisition.

     In addition to cash received from its own operations, the Company is entitled to receive payment under a temporary marketing arrangement with ALG, the current owner of EPI, which provides for a monthly payment to the Company by ALG of an amount equal to 35% of EPI's gross monthly proceeds. The agreement may be terminated at any time. Receipt of these payments may, as a practical matter, be dependent on the success of the business in the hands of ALG. To date, ALG has made all payments when due.

     Non-marketable investments decreased from $9.5 million at December 31, 1998 to $8.4 million at June 30, 1999, due to the sale of non-marketable investments and the reinvestment of the proceeds into marketable investments.

     The Company's non-marketable investments include the following:

                                               Investment
        Description of Investment            (in thousands)
        -------------------------            --------------

        Oil and gas properties                $    1,937

        Hotel and motel investments                4,789

        Investments in undeveloped land              792

        Private companies--Various industries        900
                                             --------------
        Total non-marketable investments      $    8,418
                                             ==============


     The Company has not acquired any new businesses in the first two quarters of 1999. Instead it has focused on its core and currently owned business, the repayment of debt and making additional expenditures to fund its operations, including advertising. Cash flow from operations, which has historically been the Company's principal source of cash for working capital, has decreased in recent periods principally due to a reduction in revenues and increased expenses attributable to the Company's seminar segment and ongoing funding requirements of recently acquired or formed businesses.

     The Company has continued to fund new subsidiaries and investments in anticipation of future revenues. The Company's practice of using available cash to fund its subsidiaries and investments, its working capital deficit and the fact that the Company's seminar business has not generated cash as in the past have resulted in constraints on liquidity, including failure to pay tax and other obligations when due. The Company has in some cases not paid accounts payable in a timely manner and several creditors have commenced or threatened litigation to obtain payment. As of June 30, 1999, approximately $2.6 million in accounts payable were at least 90 days overdue.

     The Company may be required to generate cash for working capital purposes from its non-marketable investments or other assets.* If it seeks to do so, it may not be able to liquidate investments in a timely manner, or in a manner that would allow the Company to realize the full value of the investments or assets involved.* Failure to generate adequate cash resources for working capital could require the Company to cut back operations, delay or cancel expansion and development projects, default on contracts, forfeit valuable rights for non-payment or non-performance and cause the Company to be unable to meet obligations.*

     The Company is a party to various government investigations and legal proceedings. See Part II, Item 1 of this report for descriptions of these proceedings. The Company has not yet made an estimate of its potential exposure in several pending proceedings and investigations or determined the impact of adverse results in such matters on its financial statements.* The outcome of these matters is difficult to predict and subject to uncertainty, and the legal fees and other costs involved may be material and have been higher in recent periods.* Adverse publicity resulting from these matters may be negatively affecting the Company's business, and further adverse publicity could have further negative effects.* If the Company were found to be liable in certain of these proceedings, the liability could be material. In addition, if government agencies establish violations of certain consumer protection or other laws, the Company may be required to pay material penalties or to refund money paid to the Company by seminar attendees within the jurisdictions involved or significantly change the manner in which the Company's business is conducted.* Any such result could materially adversely effect the Company's financial condition or results of operations.*

Results of Operations

Three Months Ended June 30, 1999 Compared with the Three Months Ended June 30, 1998

     Revenue. Revenue from continuing operations was $24.8 million for the quarter ended June 30, 1999, which was approximately the same as the comparable quarter in 1998. Revenues from product sales decreased by $464,000 from $6.2 million in the second quarter of 1998 to $5.8 million during the quarter ended June 30, 1999 primarily due to less than anticipated demand for new books published by Mr. Cook and the aging of previously published titles. During the same quarter the sales of seminars increased by $493,000 from $16.1 million to $16.6 million.

     Revenue attributable to the Company's hotel operations increased by $229,000 from $763,000 for the quarter ended June 30, 1998 to $992,000 for the comparable period in 1999. This increase was primarily due to the opening of the Four Points by Sheraton hotel in St. George, Utah in June of 1998 and the increase of the Company's ownership in, and the opening of, the Airport Ramada Suites in Salt Lake City, Utah in 1998. In addition, revenue in the pager segment decreased by $981,000 from $1.3 million in the quarter ended June 30, 1998 to $353,000 for the comparable period of 1999. The reduction in pager revenue resulted primarily from reduced renewal rates for and sales of pager subscriptions during the second quarter of 1999.

     Revenue from the Company's travel segment increased by $112,000 from $598,000 during the quarter ended June 30, 1998 to $710,000 for the comparable period of 1999. The other segment, consisting primarily of the Company's real estate development operations, retail bookstores and advertising agency, decreased by $346,000 from $2.0 million in the quarter ended June 30, 1998 to $1.6 million during the comparable period of 1999 principally from the decreased activity of Sherlock Homes, Inc. ("SHI"), a real estate development subsidiary of the Company.

     Cost of Revenue. Cost of revenue for the quarter ended June 30, 1999 was $11.5 million compared with $9.5 million for the comparable quarter in 1998. The increase in cost of revenue in the quarter ended June 30, 1999 is primarily due to increased costs associated with seminar and product development efforts.

     Cost of revenue attributable to the Company's seminar segment increased $1.8 million from $5.3 million for the quarter ended June 30, 1998 to $7.1 million for the comparable quarter ended 1999 primarily due to increased costs associated with new seminar development, increased wages and sales commissions, higher room costs, travel expenses and speaker fees. Cost of product sales increased by $331,000 from $2.7 million in the quarter ended June 30, 1998 to $3.1 million for the comparable period of 1999 primarily due to write offs of obsolete inventory and increased costs associated with product development efforts. Cost of revenue in the hotel segment increased by $17,000 from $379,000 for the quarter ended June 30, 1998 compared with $396,000 for the quarter ended June 30, 1999 due to capital calls for hotels and related costs of renovation for certain hotel properties.

     The cost of revenue for pager services segment decreased by $214,000 from $240,000 for the quarter ended June 30, 1998 to $26,000 for the quarter ended June 30, 1999 due to a decrease in pager renewals and subscriptions and decreased wages as a result of a management change. The cost of revenue for travel service segment decreased from $33,000 to $15,000. The other segment cost of revenue decreased from $1.8 million to $1.1 million for the quarters ended June 30, 1998 and 1999, respectively, primarily as a result of the decreased activity of SHI.

     Selling,   General  and   Advertising   Expenses.   Selling,   general  and
administrative costs for the quarter ended June 30, 1999 were $14.6 million compared with $15.1 million in the comparable period in 1998.

     Operating Income. The Company had net operating loss from the quarter ended June 30, 1999 of $1.3 million, compared to net operating income of $269,000 for the comparable period in 1998. The reduction in operating income resulted principally from reduced revenues combined with increased seminar and product development costs and additional expenses related to the Company's recently acquired hotel properties. Operating income in the seminar segment decreased by $593,000 from income of $66,000 in the quarter ended June 30, 1998 to a loss of $527,000 in the quarter ended June 30, 1999. Much of this decrease was attributable to an increase in cost of revenue in seminars, which includes advertising commissions and product development costs. Operating income attributable to the product sales segment decreased by $459,000 from income of $27,000 in the quarter ended June 30, 1998 to a loss of $432,000 in the quarter ended June 30, 1999 primarily as a result of increased cost of revenue in the products segment.

     The Company realized a loss in the hotel segment of $184,000 in the quarter ended June 30,1999, compared with a loss of $3,000 during the comparable period of 1998. In addition, operating income in the travel segment increased by $91,000 from $11,000 for the quarter ended June 30, 1998 to $102,000 for the quarter ended June 30, 1999 primarily due to a reduction in the mortgage interest expenses from the sale of real estate in the first quarter of 1999. Operating income in the pager segment decreased by $174,000 from $345,000 in the quarter ended June 30, 1998 to $171,000 for the quarter ended June 30, 1999 primarily due to reduced sales and renewal rates for pager services and lower wages resulting from a management change. The other segment realized a loss of $361,000 for the quarter ended June 30, 1999 compared with operating loss of $177,000 during the comparable period of 1998 primarily because decreased sales and an increase in the use of an outside advertising agency instead of the Company's advertising subsidiary.

     Other Income (Expenses). Total other income was $1.7 million for the quarter ended June 30, 1999, compared with expenses of $423,000 in the comparable period of 1998. During the quarter ended June 30, 1999, the Company experienced a gain on trading securities of $669,000. The Company records its investment in trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and therefore, adjusts marketable securities to market value, thereby reflecting changes in market value through the income statement in the current period. Other income during the quarter ended June 30, 1999 also included $978,000 license fee from EPI, which was the result of a discontinued operation in June of 1998.

     Income before income taxes for the quarter ended June 30, 1999 was $421,000, compared with a loss of $154,000 in the comparable period in 1998. This net income (loss) before income taxes and discontinued operations resulted in income tax expense for the quarter ended June 30, 1999 in the amount of $165,000 and a tax benefit for the quarter June 30, 1998 of $54,000. Income taxes are based on the applicable prevailing statutory rates.

Six Months Ended June 30, 1999 Compared with the Six Months Ended June 30, 1998

     Revenue. Revenue from continuing operations was $52.0 million for the six months ended June 30, 1999 compared to $56.7 million for the six months ended June 30, 1998. Revenue from product sales decreased by $90,000 from $12.9 million during the six months ended 1998 compared to $12.8 million during six months ended June 30, 1999. During the same period seminar sales decreased by $4.7 million from $40.0 million to $34.8 million. The Company believes that the decline in seminar and product sales revenue may have been influenced by reduced advertising, negative press coverage of current litigation and governmental investigations involving the Company and possible saturation of certain portions of its customer base.

     Revenue attributable to the Company's hotel operations increased by $932,000 from $881,000 for the six months ended June 30, 1998 to $1.8 million for the comparable period in 1999. This increase was primarily due to the acquisitions of the Best Western McCarran House in Sparks, Nevada, the opening of the Four Points by Sheraton hotel in St. George, Utah and the increase of the Company's ownership in the Airport Ramada Suites in Salt Lake City, Utah in 1998. In addition, revenue in the pager segment decreased by $1.1 million from $2.1 million in the six months ended June 30, 1998 to $961,000 for the comparable period of 1999. The reduction in pager revenue resulted primarily from reduced sales and renewal rates for pager subscriptions during the second quarter of 1999.

     Revenue from the Company's travel segment decreased by $38,000 from $1.3 million during the quarter ended June 30, 1998 to $1.2 million for the comparable period of 1999. The other segment, consisting primarily of the Company's retail bookstores, real estate development operations and advertising agency, decreased by $2.2 million from $5.3 million in the quarter ended June 30, 1998 to $3.1 million during the comparable period of 1999 principally from decreased business activities by SHI, a real estate development subsidiary of the Company, decreased advertising by WCSI and less than anticipated book sales.

     Cost of Revenue. Cost of revenue for the six months ended June 30, 1999 was $23.7 million compared with $22.3 million for the comparable quarter in 1998. The increase in cost of revenues for the six months ended June 30, 1999 is primarily due to new seminar development and product development efforts and increased costs associated with the Company's newly-acquired hotel properties.

     Cost of revenue attributable to the Company's seminar segment decreased $419,000 from $14.8 million for the six months ended June 30, 1998 to $14.3 million for the comparable six months ended 1999 primarily due to implementation of cost controls, more efficient use of inventory and a decrease in overall seminar sales. Cost of product sales increased by $2.1 million from $4.7 million in the six months ended June 30, 1998 to $6.8 million for the comparable period of 1999 primarily due to write offs of obsolete inventory and new product development efforts. Cost of revenue in the hotel segment increased by $281,000 from $426,000 for the six months ended June 30, 1998 compared with $707,000 for the six months ended June 30, 1999 due to increased ownership percentages in hotel properties and additional capital calls and increased expenses on existing hotels.

     The cost of revenue for pager services segment decreased by $390,000 from $480,000 for the six months ended June 30, 1998 to $90,000 for the six months ended June 30, 1999 due to reduced renewal rates for and sales of pager subscriptions, better contract prices with suppliers and decreased wages caused by a management change. The cost of revenue for travel service segment decreased from $33,000 to $15,000 . The other segment cost of revenue decreased from $4.3 million to $2.1 million for the six months ended June 30, 1998 and 1999, respectively, primarily because of a corresponding decrease in revenue in this segment.

     Selling,   General  and   Advertising   Expenses.   Selling,   general  and
administrative costs for the six months ended June 30, 1999 were $30.0 million compared with $32.0 million in the comparable period in 1998.

     Operating Income. The Company had net operating loss for the six months ended June 30, 1999 of $1.3 million, compared to net operating income of $2.1 million for the comparable period in 1998. The reduction in operating income resulted principally from reduced revenue combined with increased seminar and product development costs and additional expenses related to the Company's recently acquired hotel properties. Operating income in the seminar segment decreased by $663,000 from income of $660,000 in the six months ended June 30, 1998 to loss of $3,000 in the six months ended June 30, 1999. Much of this decrease was attributable to a decrease in net revenue and an increase in cost of revenue in seminars, and in costs associated with the development of new seminars and related expenses. Operating income attributable to the product sales segment decreased by $700,000 from income of $204,000 in the six months ended June 30, 1998 to loss of $496,000 in the six months ended June 30, 1999 primarily as a result of increased cost of sales and reduced revenue in the product segment.

     The Company realized a loss in the hotel segment of $473,000 in the six months ended June 30,1999, compared with a loss of $16,000 during the comparable period of 1998 due to additional capital calls for hotels and related costs of renovation for certain hotel properties. In addition, operating income in the travel segment decreased by $84,000 from $259,000 for the six months ended June 30, 1998 to

$175,000 for the six months ended June 30, 1999 primarily due to increased advertising expenses in this segment. Operating income in the pager segment decreased by $860,000 from $1.5 million in the six months ended June 30, 1998 to $648,000 for the six months ended June 30, 1999 primarily due to a decrease in renewals and sales of subscriptions for pager services. The other segment realized a loss of $603,000 for the six months ended June 30, 1999 compared with operating income of $153,000 during the comparable period of 1998 primarily because of a decrease in retail book sales and an increase in the use of an outside advertising agency instead of the Company's advertising subsidiary.

     Other Income (Expenses). Total other income was $3.0 million for the six months ended June 30, 1999, compared with $424,000 in the comparable period of 1998. During the six months ended June 30, 1999, the Company experienced a gain on trading securities of $1.2 million. The Company records its investment in trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity
Securities, and therefore, adjusts marketable securities to market value, thereby reflecting changes in market value through the income statement in the current period. Other income during the six months ended June 30, 1999 also included $1.7 million license fee from EPI, which was the result of a discontinued operation in June of 1998.

     Income before income taxes for the six months ended June 30, 1999 was $1.7 million, compared with a loss of $2.6 million in the comparable period in 1998. This net income (loss) before income taxes and discontinued operations resulted in income tax expense for the six months ended June 30, 1999 in the amount of $609,000 and a tax benefit for the six months June 30, 1998 of $894,000. Income taxes are based on the applicable prevailing statutory rates.


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

Item 1.    Legal Proceedings.

     The following is a description of previously unreported material threatened or pending legal proceedings and updated information regarding previously reported material threatened or pending legal proceedings to which the Company or any of its subsidiaries is a party or which any of their properties is subject as to which there were material developments during the period since the last report:

     Litigation with ART and ITEX. On May 28, 1999, the Company agreed to settle a lawsuit with Associated Reciprocal Traders, Ltd. ("ART") and its parent corporation ITEX Corporation ("ITEX"). The lawsuit was a consolidation of claims filed by the Company against ART/ITEX on February 4, 1998 in the Superior Court of King County in the state of Washington and claims filed by ART/ITEX against the Company on the same day. The lawsuit involved an agreement dated December 29, 1999 wherein the parties agreed that ART would provide $500,000 worth of media credits for advertising in exchange for 100,000 restricted shares of stock in WCFC. The shares subsequently split to 1,800,000 shares. Some radio advertising was provided to WCFC in early 1999. The settlement reduced the number of shares given to ART/ITEX to 1,400,000 and provides $300,000 worth of barter ITEX dollars to WCFC. In addition, ART/ITEX agreed not to sell more than 100,000 of the shares within any calendar month. The Company expects the settlement to be completed in the third quarter of 1999.*

     Wade Cook Financial Corporation, et al. vs. Publishers Distribution Center, Inc., et al. On September 17, 1998, the Company filed a lawsuit against Publishers Distribution Center, Inc. ("PDC"), a Utah Corporation, and William Beutler, Cora Beutler, and Scott Beutler, as individuals, in the United States District Court, District of Utah, Central Division. Shortly after filing a complaint in the United States District Court, the Company dismissed that action and refiled its complaint in Third Judicial District Court, Salt Lake County in the state of Utah. The complaint alleged fraud and negligent misrepresentation relating to the Company's attempted purchase of PDC and requested restitution in addition to other relief. PDC filed a counterclaim against the Company. On July 14, 1999, the parties agreed to a confidential monetary settlement which did not have a material effect on the results of operations or financial condition of the Company and which provided for a mutual release of claims, including claims to certain payables allegedly owed by the Company, and a dismissal of the lawsuit with prejudice.

     Investigation by the state of Washington, Securities Division. Since September 1996, the Washington State Department of Financial Institutions, Securities Division has been investigating Mr. Cook, WCSI and the Company. The Company has been informed that the investigation is being performed pursuant to RCW 21.20.370 and 21.20.700. On July 2, 1999, the Superior Court for the state of Washington in King County granted the state of Washington its petition to enforce a subpoena ordering the Company to produce its list of certain Washington State customers. The subpoena was issued subject to a Protective Order granted in favor of the Company by the same court on July 10, 1999. The Protective Order limits the manner in which the Securities Division can contact customers of the Company. Although no civil or criminal charges have been brought and the Company does not believe that it or its officers or directors have violated applicable laws, no assurance can be given that enforcement proceedings will not be brought against the Company, or its officers or directors, or as to the outcome of any investigations by the Washington State Attorney General.*

     State Attorneys General Investigations. During 1998 and 1999, the Attorneys General of ten states opened investigations to determine whether the Company has engaged in business and advertising practices that violate such states' consumer protection laws and regulations. The Company does not believe that it has engaged in any unlawful activities in any of the states and is cooperating fully with each state's investigation. Although no civil or criminal charges have been brought, and the Company does not believe that it or its officers or directors have violated applicable laws, no assurance can be given that enforcement proceedings will not be brought against the Company, or its officers or directors, or as to the outcome of any proceedings that are brought.*

     Himmelman and Love vs. Wade Cook Seminars, Inc., et al. On February 26, 1999, two former employees of Wade Cook Seminars, Inc. filed a complaint with the Pierce County Superior Court of the state of Washington alleging sexual harassment, retaliatory discharge and defamation. Although no specific damages are alleged, the plaintiffs request lost income, pain and suffering, emotional distress, court costs, reasonable attorney fees, and punitive damages. On May 4, 1999, the Company submitted a response to the Plaintiff's complaint denying all claims thereunder and presenting affirmative defenses. A trial has been set for August 26, 1999. The Company believes that it has not engaged in any unlawful practices and intends to defend itself in this matter.* The Company has not yet made an estimate of potential exposure or determined the impact on its financial statements and has not made provisions for losses, if any.

     Hewlett Packard Company ("HP") vs. Wade Cook Financial Corporation. On April 16, 1999 the Hewlett Packard Company filed a complaint in the King County Superior Court of the state of Washington claiming $642,000 in damages. HP alleges that it has not received full payment under a consulting services contract with the Company. On May 28, 1999, the Company counter-claimed stating that HP made knowingly false representations about its services which resulted in a breach of a consulting services contract, a breach of express and implied warranties, and fraudulent and/or negligent misrepresentation. If the Company were to be found liable, payment of any significant award may materially impact the Company's cash flow.*

     Kevin Carrol v. Wade Cook Seminars, Inc., Wade B. Cook, Entity Planners, Inc. ("EPI"), and Norman Ovitt. On June 17, 1999, Kevin Carrol filed a civil suit against WCSI, Wade B. Cook and EPI in the District Court of 126 Judicial District for Travis County, Texas. Carrol alleges that he lost money after relying on information given by the defendants and using their products. Mr. Carrol has requested relief for his actual damages, attorney fees, pre and post-judgment interest, and related costs. Mr. Carrol also alleges that the defendants knowingly engaged in deceptive acts or practices, and requests additional damages as provided for under Section 17.50(b)(1) of the Texas Business and Commerce Code. The Company has not yet made an estimate of its potential exposure or determined the impact on its financial statements and has not made provisions for losses, if any.

     Tom Cloward: In re IQ Pagers, Inc ("IQ"). The Company has been advised by Tom Cloward, former Chief Information Officer of the Company and a former director of IQ, a wholly-owned subsidiary of the Company, that Mr. Cloward is seeking royalty payments equal to 2.5% of gross revenues derived from sales of the IQ Pager based on the terms of a previous agreement between Mr. Cloward and the Company. On April 15, 1999, Mr. Cloward's legal counsel sent a letter threatening suit in the event settlement in the above matter could not be reached. The Company has not yet made an estimate of its potential exposure or determined the impact on its financial statements and has not made provisions for losses, if any.


Item 2.  Changes in Securities.

     On March 25, 1999, the Company released 45,000 shares of restricted common stock to Norman Eade pursuant to an installment contract executed and fully paid on October 22, 1997. The restricted common stock was issued in reliance on exemptions from registration provided by section 4(2) of the Securities Act and the laws of the state of Nevada.

     On June 2, 1999, the Company's Board of Directors adopted a resolution amending the Company's Article of Incorporation. The resolution reduced the par value of Company's common stock from $0.01 to $0.001. The stockholders ratified the reduction in par value at the Annual Stockholders' Meeting held on June 2, 1999. The amendment will be effective when filed with the Nevada Secretary of State.

     On June 2, 1999, the Company adopted a resolution to amend Section 2.13 of the By-laws. The amendment provides that in voting for Directors each stockholder is permitted to cast one vote per share of Company common stock held. The provision for straight voting thus modifies the prior By-laws which allowed for cumulative voting. The amendment will be effective on execution by the President and Secretary of the Corporation.


Item 3.   Defaults Upon Senior Securities.

          None.


Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company's annual meeting of stockholders was held on June 2, 1999.

     The following nominees were elected as directors, each to hold office, until his/her successor is elected and qualified, by vote set forth below:

                                        FOR             AGAINST        WITHHELD
                                    ---------           -------        --------
         Nick Dettman               56,442,426                         320,552

         Greg Maxwell               56,435,126                         320,522

         Angela Pirtle              56,441,251                         327,822

         John Lang                  56,446,451                         316,497

In addition, the following directors' terms continued after the annual meeting:

         Robin Anderson
         Joel Black
         Robert T. Hondel
         Dan Wagner
         Wade B. Cook
         Laura M. Cook
         Janice Leysath

     The proposal to ratify a 1997 amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock from 60,000,000 million shares to 140,000,000 million shares was approved by the vote set forth below:

                  FOR                       AGAINST           WITHHELD
                  ---                       -------           --------
              56,297,473                    372,414            93,061

     The proposal to approve the amendment to the Company's Articles of Incorporation to reduced the par value of Company common stock from $0.01 to $0.001 was approved by the vote set forth below:


                  FOR                       AGAINST           WITHHELD
                  ---                       -------           --------
              56,246,342                    413,914           102,692

     The proposal to approve the amendment to the Company's Articles of Incorporation to eliminate limitations on annual increases in the number of Director positions was approved by the vote set forth below:

                  FOR                       AGAINST           WITHHELD
                  ---                       -------           --------
              42,741,572                    624,783            49,928



     The  proposal  to  approve  the  amendment  to the  Company's  Articles  of
Incorporation   to  clarify  existing   director  and  officer   indemnification
provisions was approved by the vote set forth below:


                  FOR                       AGAINST           WITHHELD
                  ---                       -------           --------
              56,358,227                    346,017            58,704

Item 5.     Other Information.

Year 2000

     Many computer systems experience problems handling dates in and beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is currently assessing both the readiness of its internal computer systems, software and embedded chips for handling the year 2000. The Company intends to complete this testing process of all significant applications and systems by September 1999.* The Company expects to implement successfully any systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition.* The Company does not have any contingency plans with respect to year 2000 issues. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations or financial condition.* The Company is also assessing and addressing the possible effects on the Company's operations of the year 2000 readiness of key suppliers and other vendors. The Company's reliance on suppliers and vendors, and therefore, on the proper functioning of their information systems and software, means that their failure to address year 2000 issues could have a material impact on the Company's operations and financial results. However, the potential impact and related costs are not known at this time. The Company can give no guarantee that the systems of other companies upon which the Company relies will be converted on time or that failure to convert by another company would not have a material adverse effect on the Company.

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

Internal Systems

     The Company's compliance team has evaluated significant internal personal computing and business systems that are critical to the ongoing operation of the Company and in the process of identifying the computer hardware and software upgrades and replacements necessary to make such systems Year 2000 compliant. Due to budget constraints, upgrades and replacements were postponed and currently have not been made as of the second quarter of 1999.*

Suppliers and Vendors

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

Costs

     The Company does not believe that the total cost of the Company's year 2000 plan is material to the Company's financial condition. The estimated total cost of the plan is expected to be under $10,000 and funded through operating cash flow.* At June 30, 1999, the Company had incurred less than $5,000 in costs related to its year 2000 identification, assessment, remediation and testing efforts. The major portion of the remaining amount of the estimate is expected to have been incurred by the end of the third quarter of 1999 when the Company's year 2000 compliance efforts are expected to be completed, with the balance expended thereafter to monitor the compliance process.* None of the Company's other projects have been delayed or deferred as a result of the implementation of the year 2000 compliance plan.

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


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit Number             Description
         --------------             -----------
         27.1                       Financial Data Schedule

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q, period ending June 30, 1999 to be signed on its behalf by the undersigned duly authorized.

                                           WADE COOK FINANCIAL CORPORATION



August 5, 1999                                     /s/ Wade B. Cook
                                           -----------------------------------
                                           ade B. Cook, Chief Executive Officer


August 5, 1999                                     /s/ Richard Smith
                                           -----------------------------------
                                           ichard Smith, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number             Description
--------------             -----------
27.1                       Financial Data Schedule