Form 10-Q
period 1999-09-30
WADE COOK FINANCIAL CORP
filed 1999-11-15
CIK 894417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of outstanding shares of the registrant's common stock, $0.001 par value, as of September 30, 1999 was 63,761,448 shares.

                         WADE COOK FINANCIAL CORPORATION
                                    Form 10-Q
                                      Index


                                                                                                        Page
                                                                                                        ----
PART I --FINANCIAL INFORMATION............................................................................

Item 1:  Financial Statements.............................................................................

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations............

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.......................................


PART II  --OTHER INFORMATION..............................................................................

Item 1.  Legal Proceedings................................................................................

Item 2.  Changes in Securities............................................................................

Item 3.  Defaults Upon Senior Securities..................................................................

Item 4.  Submission of Matters to a Vote of Security Holders..............................................

Item 5.  Other Information................................................................................

Item 6.  Exhibits and Reports on Form 8-K.................................................................


PART I -- FINANCIAL INFORMATION

Item 1: Financial Statements

                Wade Cook Financial Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

(in thousands)                                                 September 30, 1999      December 31, 1998
                                                               ------------------      -----------------
Assets:
  Current Assets:
    Cash and cash equivalents                                    $     211                 $   1,742
    Marketable securities                                            2,107                     2,870
    Receivables, trade                                               1,495                     3,112
    Inventory                                                        2,990                     3,743
    Receivables, related parties                                       241                       177
    Prepaid                                                            445                       354
    Deferred Tax Assets                                                147                         -
                                                               ------------------      -----------------
  Total current assets                                               7,636                    11,998
                                                               ------------------      -----------------
  Property, plant and equipment, net of depreciation                27,030                    29,204
                                                               ------------------      -----------------
  Goodwill, net of amortization                                      3,637                     3,061
                                                               ------------------      -----------------
  Other assets:
  Non-marketable investments                                         7,272                     9,494
  Other investments                                                    255                       255
  Deposits                                                             211                       151
  Notes receivables - employees                                      2,521                     2,920
  Receivable, related                                                1,548                     1,617
                                                               ------------------      -----------------
  Total other assets                                                11,807                    14,437
                                                               ------------------      -----------------
Total assets                                                     $  50,110                 $  58,700
                                                               ==================      =================

(in thousands)                                                 September 30, 1999     December 31, 1998
                                                               ------------------     -----------------
Liabilities and Shareholders' Equity:
  Current liabilities:
    Current portion of long-term debt                                1,977                   4,667
    Accounts payable and accrued expenses                            8,213                   9,198
    Margin loans in investment accounts                                 88                     146
    Payroll and other accrued taxes                                    292                     163
    Accrued income taxes                                             4,214                   4,969
    Deferred tax liability                                               -                     642
    Deferred revenue                                                 3,408                   5,662
    Payables, related parties                                        2,274                   3,109
    Notes payable to officer                                            45                      45
                                                               ------------------     -----------------
  Total current liabilities                                         20,511                  28,601

Long-term debt                                                       8,761                   9,474
                                                               ------------------     -----------------
Total liabilities                                                   29,272                  38,075
                                                               ------------------     -----------------
Minority interest                                                      925                     936
                                                               ------------------     -----------------
Shareholders' Equity
    Preferred stock                                                                              -
    Common stock                                                        64                     644
    Paid-in capital                                                  4,474                   4,095
    Prepaid advertising                                               (300)                   (500)
    Retained Earnings                                               16,212                  15,987
                                                               ------------------     -----------------
                                                                    20,450                  20,226
  Less: common stock in treasury at cost:                             (537)                   (537)
                                                               ------------------     -----------------
Total shareholders' equity                                          19,913                  19,689
                                                               ------------------     -----------------
Total liabilities, minority interest, and stockholders'
  Equity                                                          $ 50,110                $ 58,700
                                                               ==================     =================


                Wade Cook Financial Corporation and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                               For the Three Months Ended             For the Nine Months Ended
                                          -------------------------------------  -----------------------------------
(in thousands, except per share data)        September        September,          September           September
                                             30, 1999         30, 1998            30, 1999            30, 1998
                                           ------------      -----------         -----------         -----------
Revenue, net of returns and discounts        $ 18,655          $ 30,582           $ 70,703            $ 88,492
                                           ------------      -----------         -----------         -----------
Costs and expenses:
  Cost of revenue                               7,441            11,822             31,108              34,086
  Selling, general and administrative          13,201            16,438             42,174              49,978
                                           ------------      -----------         -----------         -----------
Total operating costs                          20,642            28,260             73,282              84,064
                                           ------------      -----------         -----------         -----------
Income (loss) from operations                  (1,987)            2,322             (2,579)              4,428
                                           ------------      -----------         -----------         -----------
Other income (expense):
  Interest and dividends                          142               140                291                 316
  Gain (loss) on trading securities               (41)             (305)             1,046                 499
  Gain (loss) on non-marketable
     securities                                    18                 -                 87                   -
  Interest expense                               (401)             (501)            (1,163)             (1,002)
  Undistributed income (loss) from                  -               (14)                                  (266)
    Hotel
  Other                                           960             1,058              2,697               1,248
                                           ------------      -----------         -----------         -----------
Total other income (expenses)                     678               378              2,958                 795
                                           ------------      -----------         -----------         -----------
Income (loss) before income taxes              (1,309)            2,700                379               5,223
                                           ------------      -----------         -----------         -----------
Provision for income taxes (tax                  (444)              960                165               1,854
benefits)

Minority Interest                                 (25)                -                 11                   -
                                           ------------      -----------         -----------         -----------
Income from continuing operations            $   (890)         $  1,740           $    225            $  3,369
                                           ------------      -----------         -----------         -----------
Discontinued operations:

Income from operations of Entity
Planners, Inc. to be disposed of (net
of income taxes of $183 in 1998)                    -                 -                  -                 584

Operating income of Entity Planners,
Inc. during phase-out period (net of
tax of $8,280)                                      -                 -                  -                  15

Gain on disposal of Entity Planners,
Inc. (net of income tax of $87,500 in
1998)                                             163               163                  -                 163
                                           ------------      -----------         -----------         -----------






                                                    -               163                  -                 762
Net income (loss)                            $   (890)         $  1,903           $    225            $  4,131
                                           ============      ===========         ===========         ===========

Earnings per share
  Income from continuing operations          $ ( 0.01)         $   0.03           $      -            $   0.05
  Income from discontinuing operations              -                 -                  -                0.01
  Income during phase out period                    -                 -                  -                   -
  Gain on disposal                                  -                 -                  -                   -
                                           ------------      -----------         -----------         -----------
Net income                                   $ ( 0.01)         $   0.03           $      -            $   0.06
                                           ============      ===========         ===========         ===========
Weighted average number of shares              57,964            64,257             64,144              64,257

                Wade Cook Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)



                                                                                Nine Months Ended
                                                              -------------------------------------------------------
(in thousands)                                                  September 30, 1999              September 30, 1998
                                                               --------------------            --------------------
Cash provided by (used in) operations                              $ (1,082)                        $ 6,897

Cash provided by (used in) investing activities                       2,954                         (17,124)


Cash provided by financing activities:
     Net payments                                                    (3,403)                         10,831
                                                               --------------------            --------------------

Net (decrease) increase in cash                                    $ (1,531)                         $  604
                                                               ====================            ====================

                Wade Cook Financial Corporation and Subsidiaries
                      Notes to Interim Financial Statements
                               September 30, 1999


1.   Basis for Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to "Factors Affecting Future Results," and to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Certain items in the 1998 consolidated financial statements have been reclassified to comply with the condensed consolidated financial statement presentation for 1999.

2.   Earnings per Share

     Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.

3.   Shareholders Equity

     In June of 1999, the board of directors resolved to authorize a change in par value of common stock from $ 0.01 to $ 0.001. As a result, the Company adjusted the common stock and paid in capital to reflect this change.

4.   Liabilities and Shareholders' Equity.

     On November 5, 1999, the Company was approved for a new first mortgage secured by its Corporate Headquarters in the principal amount of $3,000,000 dollars.* The proceeds of the mortgage have been ear-marked for payment of accrued income taxes owed to the Internal Revenue Service.* The mortgage funds have not currently been transferred to the Company; however, the closing documents are expected to be completed in the final week of November.* The lender's obligations to close the first mortgage is subject to number of conditions including the lender's approval of certain matters concerning the property and the Company. Accordingly there can be no assurance that the loan will close in a timely manner or at all.

5.   Discontinued Operations

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

6.   Licensing Agreement

     With the sale of EPI, the licensing agreement between WCFC and EPI was transferred to the new owners. EPI was subsequently sold to the Anderson Law Group, P.C. (ALG). The Company has entered into a temporary arrangement with the ALG, which provides for the payment of marketing fees in the amount of 35% of EPI's gross proceeds to the Company.

7.   Contingencies

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

8.   Segment Reporting

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

     Information on the Company's business segments for the nine months ended September 30,

     (in thousands)                                   1999                    1998                  1997
                                                 --------------          --------------        --------------
     Net revenues and sales
          Seminars                                 $  42,989              $  62,442             $  61,786
          Product sales                               20,614                 18,130                19,247
          Hotels                                       2,964                  1,702                     -
          Pager service                                1,332                  2,564                     -
          Travel service                               1,945                  1,838                     -
          Other                                        4,210                  6,898                 2,333
          Less: inter-company sales                   (3,351)                (5,082)               (2,333)
                                                 ==============          ==============        ==============
                                                   $  70,703              $  88,492             $  81,033
                                                 ==============          ==============        ==============

     (in thousands)                                   1999                  1998                  1997
                                                 --------------        --------------        --------------
    Cost of sales
          Seminars                                 $  18,816              $  26,053             $  23,316
          Product sales                               11,082                  7,973                 7,937
          Hotels                                       1,185                    812                     -
          Pager service                                  277                    375                     -
          Travel service                                  37                     61                     -
          Other                                        3,139                  5,228                 1,732
          Less: inter-company sales                   (3,428)                (6,416)                    -
                                                 ==============        ==============        ==============
                                                   $  31,108              $  34,086             $  32,985
                                                 ==============        ==============        ==============
     Operating income
          Seminars                                 $  (1,438)             $   3,225             $  11,316
          Product sales                               (1,572)                   336                 3,045
          Hotels                                         238                     82                     -
          Pager service                                  835                  1,799                     -
          Travel service                                  87                    286                     -
          Other                                         (661)                  (251)                  594
          Less: inter-company sales                      (68)                (1,049)                    -
                                                 ==============        ==============        ==============
                                                   $  (2,579)             $   4,428             $  14,955
                                                 ==============        ==============        ==============
     Identifiable assets
          Seminars                                 $       -              $       -             $       -
          Product sales                                4,340                  2,916                 2,170
          Hotels                                      13,775                  7,076                     -
          Pager service                                1,685                  1,363                     -
          Travel service                                  57                      -                     -
           Other                                       1,609                  1,345                     -
                                                 --------------        --------------        --------------
     Segmented assets                                 21,466                 12,700                 2,170
     Corporate assets                                 10,336                  9,840                 8,679
                                                 --------------        --------------        --------------
          Total identifiable assets                $  31,802              $  22,540             $  10,849
                                                 --------------        --------------        --------------

     (in thousands)                                   1999                  1998                  1997
                                                 --------------        --------------        --------------
     Accumulated depreciation and
          Amortization
          Seminars                                $      -               $      -              $      -
          Product sales                             (1,313)                  (762)                    -
          Hotels                                      (501)                   (51)                    -
          Pager service                               (169)                  (215)                    -
          Travel service                                 -                      -                     -
          Other                                       (133)                   (20)                    -
                                                 --------------        --------------        --------------
     Segmented asset depreciation and
          Amortization                               (2116)                (1,048)                    -
     Corporate asset depreciation and
          Amortization                              (2,656)                (2,026)                    -
                                                 --------------        --------------        --------------
     Total accumulated depreciation and
          Amortization                              (4,772)                (3,074)                    -
                                                 --------------        --------------        --------------
     Net identifiable assets                      $ 27,030               $ 19,466              $ 10,849
                                                 ==============        ==============        ==============

     Capital Expenditures
          Seminars                                $      -               $      -              $      -
          Product sales                                 88                    183                     -
          Hotels                                       474                  7,076                     -
          Pager service                                163                  1,363                     -
          Travel service                                40                      -                     -
                                               -------------    -------------------    ------------------
     Total segment expenditure                         765                  8,622                     -
     Corporate expenditures (sales)                     41                  1,648                     -
                                                 ==============        ==============        ==============
     Total capital expenditures                   $    806               $ 10,270              $      -
                                                 ==============        ==============        ==============

     Information on the Company's business segments for the three months ended September 30,


     (in thousands)                                    1999               1998                  1997
                                                   ------------       ------------          ------------
     Net revenues and sales
          Seminars                                  $  8,147           $ 22,925              $ 26,415
          Product sales                                7,817              5,243                 8,285
          Hotels                                       1,151                821                     -
          Pager service                                  371                478                     -
          Travel service                                 683                538                     -
          Other                                        1,134              1,595                 1,438
          Less: inter-company sales                     (648)            (1,018)                 (142)
                                                   ============       ============          ============
                                                    $ 18,655           $ 30,582              $ 35,996
                                                   ============       ============          ============
     Cost of sales
          Seminars                                  $  4,467           $ 11,285              $  9,824
          Product sales                                4,259              3,249                 3,758
          Hotels                                         478                386                     -
          Pager service                                  187                105                     -
          Travel service                                  22                 28                     -
          Other                                        1,055                899                 1,106
          Less: inter-company sales                   (3,027)            (4,130)                    -
                                                   ============       ============          ============
                                                    $  7,441           $ 11,822              $ 14,688
                                                   ============       ============          ============
     Operating income
          Seminars                                  $ (1,435)          $  2,565              $  4,640
          Product sales                               (1,076)               132                   836
          Hotels                                         711                 98                     -
          Pager service                                  187                291                     -
          Travel service                                 (88)                27                     -
          Other                                          (58)              (404)                  327
          Less: inter-company sales                     (228)              (387)                  534
                                                   ============       ============          ============
                                                    $ (1,987)          $  2,322              $  6,337
                                                   ============       ============          ============


8.   Reclassification

     Certain amounts in the condensed  consolidated financial statements for the
     nine  and  six  months  ended   September  30,  1998  and  June  30,  1998,
     respectively, have been reclassified to conform to the 1999 presentation.

9.   Subsequent Events

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     This  Report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as "expects," "believe," "believes," "plans," "anticipate," "anticipates," "is anticipated," or stating that certain actions, events or results "will," "may," "should," or "can" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by the Company. Such risks and uncertainties include, but are not limited to, the Company's working capital deficiency, the effect that recent volatility in the stock market and world economic conditions may have on the interest of customers in the Company's seminars, products and services and on the Company's own investments, the Company's ability to manage its growth and to integrate recent acquisitions, fluctuations in the commercial real estate market, failure of recently acquired hotel properties to perform as expected, the significant contribution to and influence on the management of the Company by Mr. Cook, the possibility of adverse outcomes in pending or threatened litigation and government investigations involving the Company, the possible effects of adverse publicity arising from government investigations involving the Company on the interest of customers in the Company's financial education services and products, consequences associated with the Company's failure to pay state and federal income tax when due, lack of liquidity in the Company's investments, the ability of the Company to successfully remediate its year 2000 issues and other risks and uncertainties discussed herein and those detailed in the Company's other Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof. For the convenience of the reader, the Company has attempted to identify forward-looking statements contained in this report with an asterisk (*). However, the omission of an asterisk should not be presumed to mean that a statement is not forward-looking statement within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act.

General

     Wade Cook Financial Corporation is a holding company that, through its operating subsidiary, Wade Cook Seminars, Inc. ("WCSI"), conducts educational investment seminars and produces and sells video and audio tapes, books and other written materials. The Company's core business is financial education, through its seminar and publishing concerns. These core businesses are complemented by the retailing of books that focus on financial education, a financial information pager service, a subscription-based web site that provides stock market information and that illustrates the strategies taught in the Company's seminars and publications and a travel-related service provider.

     WCSI hosts Wealth Information Network ("WIN"), an Internet web site that allows subscribers to log on and obtain information related to the stock market at http://www.wadecook.com. Two of the Company's operating subsidiaries, Left Coast Advertising, Inc., and Lighthouse Publishing Group, Inc., conduct advertising and publishing services, respectively.

     In 1997, the Company acquired Ideal Travel Concepts International, Inc., which provides travel agent services and also markets services to travel agents. Also during 1997, the Company expanded its publishing interests in two publishing companies and one book distribution business.

     In 1998, the Company began operating Get Ahead Bookstores Inc. (bookstores) and Information Quest, Inc. (a distributor of paging devices that transmit stock market data) and Quantum Marketing, Inc. (local sales and marketing offices). In 1998, the Company disposed of the business Entity Planners, Inc. ("EPI"), an entity formation business. In connection with the sale of EPI, the Company granted a license to the purchasers of EPI to use certain intellectual property. EPI has recently been transferred to the Anderson Law Group, P.C. ("ALG"). The Company has temporarily entered into a marketing agreement with ALG which provides for payment to the Company of 35% of EPI's gross proceeds. The marketing agreement may be cancelled at any time. The Company accounts for EPI as a discontinued business operation.

     The Company has begun to de-emphasize its presence in the retail bookstore market through the phasing out of several of the retail bookstores operated by Get Ahead Bookstores, Inc.

     In 1998 the Company also acquired 100% of Best Western McCarran House, located in Sparks, Nevada, 100% interest in the Four Points by Sheraton Hotel in St. George, Utah and 75% ownership in Airport Lodging Association Limited Partnership, which is located in Salt Lake City, Utah.

     The investments in hotel and other projects outside the traditional business of WCSI have reduced profits in recent periods. In addition, the profitability of WCSI has been lower in recent periods than in previous comparable periods, and WCSI suffered a significant operating loss in the quarter ended September 30, 1999. The Company believes that negative publicity generated by government investigations may be negatively affecting its financial education business. The Company cannot predict the effect that continued adverse publicity, world economic conditions or stock market volatility will have on the interest in the seminars and other products and services of WCSI, or on WCSI's revenue or profits. There can be no assurance that the Company's operations will be profitable in the future.

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

     Pursuant to this strategy, in 1998, the Company acquired the Best Western McCarran House hotel, located in Sparks, Nevada and the Four Points by Sheraton hotel in St. George, Utah and increased its ownership percentage in the Airport Lodging Limited Partnership to 70% in exchange for interests in other hotel properties held by the Company. The Company's hotels required greater than anticipated renovation and upgrading to secure favorable hotel chain affiliations and have not performed as well as the Company anticipated prior to their acquisition. The hotels experienced losses in 1998 and during the first nine months of 1999, and it is uncertain whether they will be profitable in the future. The Company may maintain its current investments in hotel properties, but does not have any plans to acquire additional hotel properties in the near future.*

     Certain of the Company's investments in oil and gas projects and in private companies have not performed as well as anticipated by the Company. The Company intends to continue to review the performance of these investments, and may determine that the carrying value of one or more of these investments on the Company's books exceeds their fair market value, and in such event a charge to income would be required.

Liquidity and Capital Resources

     At September 30, 1999, the Company had current assets and current liabilities in the amounts of $7.6 million and $20.5 million, respectively, resulting in a working capital deficit of $12.9 million. The working capital deficit at December 31, 1998 was $16.6 million. Current liabilities at September 30, 1999 include $3.4 million in deferred revenue, which results primarily from revenues from seminars not yet attended, prepayments for future pager services from Information Quest, and/or subscriptions to the WIN web-site. Current liabilities at September 30, 1999 also includes $4.2 million in taxes payable, which include estimated 1999 federal income taxes provision, delinquent payments owed on 1998 state and federal income taxes and 1997 federal income taxes. The accrued liabilities do not include penalties, which may be material.

     At September 30, 1999, the Company had payables to related parties in the amount $2.3 million, which primarily represents royalties owed to Mr. Wade B. Cook.

     The market value of the Company's marketable securities decreased from $2.9 million at December 31, 1998 to $2.1 million at September 30, 1999, due primarily the use of such marketable securities in other investments, the use of marketable securities to meet operating expenses including advertising, and as a result of stock market volatility. Inventory decreased from $3.7 million at December 31, 1998 to $3.0 million at September 30, 1999 primarily as a result of the implementation of cost controls and inventory management. At September 30, 1999, the Company also had receivables from related parties in the amount of $241,000 consisting primarily of term loans to employees and directors, the majority of which are secured by mortgages on real property.

     The Company's principal source of cash has been from the operation of its financial education seminars and sales of related tapes, books and other materials. The Company does not have an established bank line of credit. Cash in the amount of $1.1 million was used in operations as a whole, and the Company's seminar operations in particular, consumed cash rather than generating it in the quarter ended September 30, 1999.

     Cash in the amount of $3.4 million was used toward debt repayment for the nine months ended September 30, 1999, compared with $1.1 million of net borrowings for the same period of 1998. The debt repaid in 1999 was primarily attributable to the repayments of notes on the Company's hotel properties, hotel renovations, and the retirement of debt on the Company's Corporate Headquarters.

     On November 5, 1999, the Company was approved for a new first mortgage secured by its Corporate Headquarters in the principal amount of $3,000,000 dollars.* The proceeds of the mortgage have been ear-marked for payment of accrued income taxes owed to the Internal Revenue Service.* The mortgage funds have not currently been transferred to the Company; however, the closing documents are expected to be completed in the final week of November.* The lender's obligations to close the first mortgage is subject to number of conditions including the lender's approval of certain matters concerning the property and the Company. Accordingly there can be no assurance that the loan will close in a timely manner or at all.

     In addition to cash received from its own operations, the Company is entitled to receive payment under a temporary marketing arrangement with ALG, the current owner of EPI, which provides for payment to the Company by ALG of an amount equal to 35% of EPI's gross proceeds. The agreement may be terminated at any time. Receipt of these payments may, as a practical matter, be dependent on the success of the business in the hands of ALG. To date, ALG has made all payments when due.

     Non-marketable investments decreased from $9.5 million at December 31, 1998 to $7.3 million at September 30, 1999, due to sales of non-marketable investments and the reinvestment of the proceeds into marketable investments.

     The Company's non-marketable investments include the following:

                                                            Investment
       Description of Investment                           (in thousands)
       ------------------------------------------------------------------
       Oil and gas properties                                $ 1,321

       Hotel and motel investments                             2,517

       Investments in undeveloped land                         1,919

       Private companies -- Various industries                 1,515
                                                          ---------------

       Total non-marketable investments                      $ 7,272
                                                          ===============


     The Company has not acquired any new businesses in the first three quarters of 1999. Instead it has focused on its core and currently owned businesses, the repayment of debt and making additional expenditures to fund its operations, including advertising. Cash flow from operations, which has historically been the Company's principal source of cash for working capital, has decreased in recent periods principally due to lower than expected revenues in several of the Company's operating subsidiaries, and because the Company's core businesses experienced losses and negative cash flow in the quarter ended September 30, 1999.

     The Company has continued to fund new subsidiaries in anticipation of future revenues. The Company's practice of using available cash to fund its subsidiaries, its working capital deficit and the fact that the Company's seminar business has not generated cash as in the past have resulted in constraints on liquidity, including failure to pay tax and other obligations. Due to lower than anticipated revenues, the Company's liquidity situation has further deteriorated in September and October 1999. The Company has not paid accounts payable in a timely manner and several creditors have commenced or threatened litigation to obtain payment. As of September 30, 1999, approximately $ 3.3 million in accounts payable were at least 90 days overdue.

     The Company is seeking to resolve its cash flow needs, including more strategic focus on its core competencies in the seminar segment, more focused advertising, and personnel reductions.* These actions may not, however, result in improved revenues from the seminar segment, and may not reduce expenses to the point that cash flow is significantly improved. Accordingly, there can be no assurance that the Company's efforts will improve its liquidity situation.

     The Company is also seeking to generate cash for working capital purposes from its non-marketable investments or other assets.* The Company may not be able to liquidate investments in a timely manner, or in a manner that would allow the Company to realize the full value of the investments or assets involved.

     Failure to generate  adequate  cash  resources  for working  capital  could require the Company to cut back operations, delay or cancel expansion and development projects, default on contracts, forfeit valuable rights for non-payment or non-performance and cause the Company to be unable to meet obligations.

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

Three Months Ended September 30, 1999 Compared with the Three Months Ended September 30, 1998

     Revenue. Revenue from continuing operations was $18.7 million for the quarter ended September 30, 1999, which was $ 11.9 million less than the comparable quarter in 1998. Revenues from product sales increased by $ 2.6 million from $5.2 million in the third quarter of 1998 to $ 7.8 million during the quarter ended September 30, 1999 primarily due to the introduction of new product titles, including but not limited to Red Light, Green Light, Next Step (the Update), the Wall Street Workshop (the update), and Safety First Investing. During the same quarter the sales of seminars decreased by $14.8 million from $22.9 million to $8.1 million. Seminar revenues decreased in the third quarter due to reduced attendance at the Company's seminars which the Company believes may be the result of negative publicity, governmental investigations, unfocused marketing efforts, possible saturation of the Company's seminars in certain demographic markets, and fears about consumer spending before the year 2000. The Company has begun to introduce new products, and develop more tailored marketing efforts to address these problems.*

     Revenue attributable to the Company's hotel operations increased by $330,000 from $821,000 for the quarter ended September 30, 1998 to $ 1.2 million for the comparable quarter in 1999. This increase was primarily due to the acquisitions of the Best Western McCarran House in Sparks, Nevada, the Four Points by Sheraton hotel in St. George, Utah and the increase of the Company's ownership in the Airport Ramada Suites in Salt Lake City, Utah in 1998. Revenue in the pager segment decreased by $107,000 from $478,000 in the quarter ended September 30, 1998 to $371,000 for the comparable quarter of 1999. The reduction in pager revenue resulted primarily from a reduced renewal rates, and lower than expected attendance in the seminars segment which is historically the principal marketing tool for the pager segment.

     Revenue from the Company's travel segment increased by $145,000 from $538,000 during the quarter ended September 30, 1998 to $683,000 for the comparable period of 1999. Revenue from the other segment, consisting primarily of the Company's real estate development operations, retail bookstores and advertising agency, decreased by $461,000 from $1.6 million in the quarter ended September 30, 1998 to $1.1 million during the comparable period of 1999 principally from decreased revenues in the retail book stores. The Company believes the retail bookstores' declining revenues resulted from the Company having no new titles on the best seller list and the phasing out of the retail bookstores in an effort to refocus Company on its core competencies.

     Cost of Revenue. Cost of revenue for the quarter ended September 30, 1999 was $7.4 million compared with $11.8 million for the comparable quarter in 1998. The decrease in cost of revenues in the quarter ended September 30, 1999 is primarily due to reduced sales in the seminar and travel segments, and reduction in overhead.

     Cost of revenue attributable to the Company's seminar segment decreased $6.8 million from $11.3 million for the quarter ended September 30, 1998 to $4.5 million for the comparable quarter ended 1999 primarily due to a corresponding reduction in Company sales, and reduction in overhead. Cost of product sales increased by $1.0 million from $3.2 million in the quarter ended September 30, 1998 to $4.3 million for the comparable period of 1999 primarily due to increased units sold. Cost of revenue in the hotel segment increased by $92,000 from $386,000 for the quarter ended September 30, 1998 compared with $478,000 for the quarter ended September 30, 1999 due to the costs associated with needed hotel renovations.

     The cost of revenue for the pager services segment increased by $82,000 from $105,000 for the quarter ended September 30, 1998 to $187,000 for the quarter ended September 30, 1999 due to new product development costs. The cost of revenue for the travel service segment decreased from $28,000 to $22,000. The other segment cost of revenue increased from $900,000 to $1.1 million for the quarters ended September 30, 1998 and 1999, respectively, primarily as a result of increased commissions paid with respect to the Company's advertising business.

     Selling, General and Administrative Expenses. Selling, general and administrative costs for the quarter ended September 30, 1999 were $13.2 million compared with $16.4 million in the comparable period in 1998. Although the Company experienced an increase in advertising costs for the quarter ending September 30, 1999, the Company experienced an offset in the general and administrative expenses as a result of a substantial decrease in overall Company sales.

     Operating Income. The Company had net operating loss from the quarter ended September 30, 1999 of $2.0 million, compared to net operating income of $2.3 million for the comparable period in 1998. The reduction in operating income resulted principally from a decrease in net revenues without an equal and corresponding decrease in over-all costs, the additional expenses related to the Company's recently acquired hotel properties and increased advertising costs. Operating income in the seminar segment decreased by $4.0 million from income of $2.6 million in the quarter ended September 30, 1998 to a loss of $1.4 million in the quarter ended September 30, 1999. This decrease was attributable principally to reduced attendance at the Company's seminars and increased advertising costs. Operating income attributable to the product sales segment decreased by $1.2 million from income of $132,000 in the quarter ended September 30, 1998 to loss of $1.0 million in the quarter ended September 30, 1999 due primarily to costs incurred with the production of new Company products, and increased advertising costs.

     The Company realized operating income in the hotel segment of $711,000 in the quarter ended September 30, 1999, compared with a gain of $98,000 during the comparable period of 1998 due to increased daily occupancy rates and local marketing efforts. In addition, operating income in the travel segment decreased by $115,00 million from $27,000 for the quarter ended September 30, 1998 to a loss of $88,000 for the quarter ended September 30, 1999 primarily due to expenses associated with the installation of a new phone/reservation system, and production of new marketing pieces. Operating income in the pager segment decreased by $104,000 from $291,000 in the quarter ended September 30, 1998 to $187,000 for the quarter ended September 30, 1999 primarily as a result of the reduction in sales due to the decease in attendance at the Company's seminar segment, and the cost of developing new products. The other segment realized a loss of $58,000 for the quarter ended September 30, 1999 compared with operating loss of $404,000 during the comparable quarter of 1998. The reduced loss was primarily due to the fact the Company began phasing out its unprofitable retail bookstores in an effort to help the Company focus on its core competencies.

     Other Income (Expenses). Total other income was $678,000 for the quarter ended September 30, 1999, compared with income of $378,000 in the comparable quarter of 1998. During the quarter ended September 30, 1999, the Company experienced a loss on trading securities of $41,000. The Company records its investment in trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and therefore, adjusts marketable securities to market value, thereby reflecting changes in market value through the income statement in the current period. Other income during the quarter ended September 30, 1999 also included $621,000 license fee from EPI, which was the result of a discontinued operation in June of 1998.

     Loss before income taxes for the quarter ended September 30, 1999 was $1.3 million, compared with income of $2.7 million in the comparable period in 1998. This net loss before income taxes and discontinued operations resulted in income tax benefit for the quarter ended September 30, 1999 in the amount of $444,000 and a tax expense for the quarter September 30, 1998 of $960,000. Income taxes are based on the applicable prevailing statutory rates.

Nine Months Ended September 30, 1999 Compared with the Nine Months Ended September 30, 1998

     Revenue. Revenue from continuing operations was $70.7 million for the nine months ended September 30, 1999 compared to $88.4 million for the nine months ended September 30, 1998. Revenues from product sales increased by $2.5 from $18.1 million during the nine months ended 1998 compared to $20.6 million during nine months ended September 30, 1999. During the same period seminar sales decreased by $19.4 million from $62.4 million to $43 million. The Company believes that the decline in seminar revenue may have been influenced by negative press publicity, governmental investigations, unfocused marketing efforts, possible saturation of the Company's seminars in certain demographic markets, and fears about consumer spending before the year 2000.

     Revenue attributable to the Company's hotel operations increased by $1.3 from $1.7 for the nine months ended September 30, 1998 to $3.0 million for the comparable period in 1999. This increase was primarily due to the acquisitions of the Best Western McCarran House in Sparks, Nevada, the Four Points by Sheraton hotel in St. George, Utah and the increase of the Company's ownership in the Airport Ramada Suites in Salt Lake City, Utah in 1998. Revenue in the pager segment decreased by $1.3 million from $2.6 million in the nine months ended September 30, 1998 to $1.3 for the comparable period of 1999. The reduction in pager revenue resulted primarily from reduced renewal rates, lower than expected attendance in the seminars segment which is historically the principle marketing tool for the pager segment.

     Revenue from the Company's travel segment increased by $100,000 from $1.8 million during the nine months ended September 30, 1998 to $1.9 million for the comparable period of 1999. The other segment, consisting primarily of the Company's retail bookstores and advertising agency, decreased by $2.7 million from $6.9 million in the nine months ended September 30, 1998 to $4.2 million during the comparable period of 1999 principally from decreased business activities by SHI, a real estate subsidiary of the Company, decreased advertising by WCSI, and decreased revenues in the retail book stores which the Company believes is the result having no new titles on the bestseller list, and the phasing out of the retail bookstores in an effort to refocus the Company on its core competencies.

     Cost of Revenue. Cost of revenue for the nine months ended September 30, 1999 was $31.1 million compared with $34.1 million for the comparable period in 1998. The decrease in cost of revenues for the nine months ended September 30, 1999 is due to reduced sales in the seminar and travel segments, and a reduction in overhead.

     Cost of revenue attributable to the Company's seminar segment decreased $7.2 from $26.0 million for the nine months ended September 30, 1998 to $18.8 million for the comparable nine months ended 1999 primarily due to the implementation of cost controls, more efficient use of existing inventory, a reduction in Company sales, and a reduction in overhead. Cost of product sales increased by $3.1 million from $8.0 million in the nine months ended September 30, 1998 to $11.1 million for the comparable period of 1999 primarily due to write-offs of obsolete inventory and increased units sold. Cost of revenue in the hotel segment increased by $373,000 from $812,000 for the nine months ended September 30, 1998 compared with $1.2 million for the nine months ended September 30, 1999 due to increased ownership percentages in hotel properties, additional capital calls, interest expenses on the financing for the hotels, and the costs associated with needed hotel renovations.

     The cost of revenue for pager services segment decreased by $98,000 from $375,000 for the nine months ended September 30, 1998 to $277,000 for the nine months ended September 30, 1999 due to reduced renewal rates for sales and pager subscriptions, better contract prices with suppliers, and a decrease in personnel. However, the decrease was offset in the third quarter due to new product development costs. The cost of revenue for travel service segment decreased from $61,000 to $37,000 The other segment cost of revenue decreased from $5.2 million to $3.1 million for the nine months ended September 30, 1998 and 1999, respectively, primarily because of a corresponding decrease in the revenue in this segment.

     Selling, General and Administrative Expenses. Selling, general and administrative costs for the nine months ended September 30, 1999 were $42.1 million compared with $50.0 million in the comparable period in 1998. Although the Company experienced an increase in advertising costs for the quarter ending September 30, 1999, the Company experienced an offset in the general and administrative expenses as a result of a substantial decrease in overall Company sales.

     Operating Income. The Company had net operating loss for the nine months ended September 30, 1999 of $2.6 million, compared to net operating income of $4.4 million for the comparable period in 1998. The reduction in operating income resulted principally from a decrease in net revenues without an equal and corresponding decrease in over-all costs, the additional expenses related to the Company's recently acquired hotel properties and increased advertising costs. Operating income in the seminar segment decreased by $4.6 million from income of $3.2 million in the nine months ended September 30, 1998 to loss of $1.4 million in the nine months ended September 30, 1999. This decrease was attributable principally to reduced attendance at the Company's seminars and increased advertising costs. Operating income attributable to the product sales segment decreased by $1.9 million from income of $336,000 in the nine months ended September 30, 1998 to loss of $1.6 million in the nine months ended September 30, 1999 primarily as a result of primarily to costs incurred with the production of new Company products, and increased advertising costs.

     The Company realized a income in the hotel segment of $238,000 in the nine months ended September 30,1999, compared with a gain of $82,000 during the comparable period of 1998 due increased daily occupancy rates, and local marketing efforts. In addition, operating income in the travel segment decreased by $199,000 from $286,000 for the nine months ended September 30, 1998 to $87,000 for the nine months ended September 30, 1999 primarily due to expenses associated with the installation of a new phone/reservation system, and production of new marketing pieces. Operating income in the pager segment decreased by $964,000 from $1.8 million in the nine months ended September 30, 1998 to $835,000 for the nine months ended September 30, 1999 primarily due to a decrease in renewal rates, a result of the reduction in sales due to the decease in attendance at the Company's seminar segment, and the cost of developing new products. The other segment realized a loss of $661,000 for the nine months ended September 30, 1999 compared with operating loss of $251,000 during the comparable period of 1998 primarily because of a decrease in over-all revenue and an increase in the commissions paid with respect to the Company's advertising business.

     Other Income (Expenses). Total other income was $3.0 million for the nine months ended September 30, 1999, compared with $795,000 in the comparable period of 1998. During the nine months ended September 30, 1999, the Company experienced a gain on trading securities of $547,000 million. The Company records its investment in trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and therefore, adjusts marketable securities to market value, thereby reflecting changes in market value through the income statement in the current period. Other income during the nine months ended September 30, 1999 also included $2.4 million license fee from EPI, which was the result of a discontinued operation in June of 1998.

     Income before income taxes for the nine months ended September 30, 1999 was $379,000 compared to income of $5.2 million in the comparable period in 1998. This net income before income taxes and discontinued operations resulted in income tax expense of $165,000 and $1.8 million for the nine months ended September 30, 1999 and 1998, respectively. Income taxes are based on the applicable prevailing statutory rates due to the fact the Company did not have any new titles on the best seller list and the Company commenced phasing out its retail bookstores in an effort to help the Company focus on its core competencies.


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

PART II * OTHER INFORMATION

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

     Michael Glover and MMD Investments Limited Partnership v. Wade Bruce Cook, Wade Cook Seminars, Inc, Wade Cook Financial Corporation, et al. On September 14th, 1999, Michael Glover and MMD Investments (the "plaintiff") filed suit in the 11th Judicial District Court of San Juan County New Mexico against the
Company. The complaint alleges that Wade B. Cook and the Company violated the New Mexico Unfair Practices Act sections 57-12-1 et seq. through the commission of fraud; civil conspiracy, civil aiding and abetting, and negligent misrepresentation. The Plaintiffs allege that they have suffered actual damages of approximately $204,000, and in addition to demanding such actual damages are seeking treble damages, attorney fees, and exemplary damages. The Company believes that it has not engaged in any unlawful practices and intends to defend itself in this matter.* The Company has not yet determined the impact on its financial statements and has not made provisions for losses, if any.

     Stuart E. Mac Gregor, II vs. Wade B. Cook, Wade Cook Seminars, Inc., Information Quest, Inc. and Wade Cook Financial Corporation. On September 21st, 1999, Mr. Stuart Mac Gregor filed suit in the Superior Court of Washington for King County against Mr. Cook and the Company. The complaint alleges that Mr. Cook and the Company committed negligent misrepresentation, fraud, and conspiracy to commit fraud in selling products and services to Mr. Mac Gregor. Mr. Mac Gregor seeks approximately $54,000 in actual and consequential damages, and also requests exemplary damages in the matter. The Company believes that it has not engaged in any unlawful practices and intends to defend itself in this matter.* The Company has not yet determined the impact on its financial statements and has not made provisions for losses, if any.

     Vendor suits. During the third quarter, three vendors commenced legal proceedings against the Company to collect delinquent payment for services. Collectively, the dollar amount sought by such vendors totals $197,930.55. The Company is currently assessing its options in this matter.

     Federal Trade Commission. On September 16, 1999 representatives of Wade Cook Seminars met with staff of the Federal Trade Commission ("FTC"). The meeting was called to discuss alleged acts by Wade Cook Seminars, Inc. and others of various provisions of federal consumer laws, namely provisions dealing with unfair and deceptive trade practices. Since that time, the FTC has had several meetings with the Company, and no formal action has been filed. Although no action has been taken to date, and the Company does not believe that it or its officers or directors have violated applicable laws, no assurance can be given that enforcement proceedings will not be brought against the Company, or its officers or directors, or as to the outcome of any investigations by the FTC*

     Investigation by the State of Washington, Securities Division. Since September 1996, the Washington State Department of Financial Institutions, Securities Division has been investigating Mr. Cook, WCSI, and the Company. The Company has been informed that the investigation is being performed pursuant to RCW 21.20.370 and 21.20.700. On July 2, 1999, the Superior Court for the State of Washington in King County granted the State of Washington its petition to enforce a subpoena ordering the Company to produce its list of certain Washington State customers. The subpoena was issued subject to a Protective Order granted in favor of the Company by the same court on July 10, 1999. The Protective Order limits the manner in which the Securities Division can contact customers of the Company. On September 7, 1999, the Company brought suit against Deborah Bortner and Rex Staples, solely in their official capacities as employees of the Department of Financial Institutions, Securities Division, of the State of Washington, for declaratory and injunctive relief. The Company's complaint asks that the Court find that the Company does not qualify as an "Investment Advisor" under RCW 21.200.5(6) and thus is not subject to the Securities Division's jurisdiction. In the alternative if the Court finds that the Company is an

"Investment Advisor" under RCW 21.200.005(6), said complaint asks the court to rule that the provisions of RCW 21.20 et seq. violate the Company's federal and state constitutional rights of free speech, and freedom of publication. Although no civil or criminal charges have been brought and the Company does not believe that it or its officers or directors have violated applicable laws, no assurance can be given that enforcement proceedings will not be brought against the
Company, or its officers or directors, or as to the outcome of any investigations by the Washington State Attorney General.*

     State Attorneys General Investigations. During 1998 and 1999, the Attorneys General of 10 states opened investigations to determine whether the Company has engaged in business and advertising practices that violate such states' consumer protection laws and regulations. The Company does not believe that it has engaged in any unlawful activities in any of the states and is cooperating fully with each state's investigation. Although no action has been taken, and the Company does not believe that it or its officers or directors have violated applicable laws, no assurance can be given that enforcement proceedings will not be brought against the Company, or its officers or directors, or as to the outcome of any proceedings that are brought.*

     Himmelman and Love vs. Wade Cook Seminars, Inc., et al. On February 26, 1999, two former employees of Wade Cook Seminars, Inc. filed a complaint with the Pierce County Superior Court of the state of Washington alleging sexual harassment, retaliatory discharge and defamation. Although no specific damages are alleged, the plaintiffs request lost income, pain and suffering, emotional distress, court costs, reasonable attorney fees, and punitive damages. On May 4, 1999, the Company submitted a response to the Plaintiff's complaint denying all claims thereunder and presenting affirmative defenses. Trial, originally scheduled for September 1999, has been rescheduled for March of 2000. The Company has responded to Plaintiff's discovery requests, and will be filing a summary judgement on several of the issues involved. The Company believes that it has not engaged in any unlawful practices and intends to defend itself in this matter.* The Company has not yet made an estimate of potential exposure or determined the impact on its financial statements and has not made provisions for losses, if any.

     Tom Cloward: In re IQ Pagers, Inc ("IQ"). The Company has been advised by Tom Cloward, former Chief Information Officer of the Company and a former director of IQ, a wholly-owned subsidiary of the Company, that Mr. Cloward is seeking royalty payments equal to 2.5% of gross revenues derived from sales of the IQ Pager based on the terms of a previous agreement between Mr. Cloward and the Company. On April 15, 1999, Mr. Cloward's legal counsel sent a letter threatening suit in the event settlement in the above matter could not be reached. Mediation had been set to take place on October 5th, 1999, however, the Company has decided to forgo a mediated settlement. The Company has not yet made an estimate of its potential exposure or determined the impact on its financial statements and has not made provisions for losses, if any.


Item 2.  Changes in Securities.

     On September 14, 1999, the Company issued 28,900 shares of the Company's Common Stock to designated employees and independent contractors. Shares were received by a total of 578 person with each person receiving 50 shares of Company Common Stock. The Board of Directors granted said bonus shares on December 14th, 1998. The shares were validly issued pursuant to the filing of the Form S-8 on September 14, 1999 with the Securities and Exchange Commission.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.   Other Information.

Year 2000

     Many computer systems experience problems handling dates in and beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company has assessed both the readiness of its internal computer systems, software and embedded chips for handling the year 2000. The Company has identified those internal systems, software, and embedded chips which are year 2000 compliant and those that are not. The Company expects to implement successfully any systems and programming changes necessary to address year 2000 issues, and does not believe that the costs of such actions will have a material effect on the Company's results of operations or financial condition.* The Company does not have any contingency plans with respect to year 2000 issues. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations or financial condition. The Company is also beginning to assess the possible effects on the Company's operations of the year 2000 readiness of various wholly owned subsidiaries other than Wade Cook Seminars, Inc., key suppliers and other vendors.* The Company's reliance on its subsidiaries, suppliers and vendors, and therefore, on the proper functioning of their information systems and software, means that their failure to address year 2000 issues could have a material impact on the Company's operations and financial results. However, the potential impact and related costs are not known at this time. The Company can give no guarantee that the systems of other companies upon which the Company relies will be converted on time or that failure to convert by another company would not have a material adverse affect on the Company.

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

Internal Systems

     The Company's compliance team has evaluated significant internal personal computing and business systems that are critical to the ongoing operation of the Company and in the process of identifying the computer hardware and software upgrades and replacements necessary to make such systems Year 2000 compliant. Due to budget constraints, upgrades and replacements were postponed and currently have not been made as of the third quarter of 1999.* The projected costs of such upgrades is projected at $2,500 to $7,000.

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

Wholly Owned Subsidiaries

     The Company's business operations are, to some extent, dependent on the year 2000 readiness of infrastructure of its wholly owned subsidiaries including, but not limited to Lighthouse Publishing Group, Inc., Left Coast Advertising, Inc., Origin Book Sales, Inc., Gold Leaf Press, Inc., Information Quest, Inc., American Newsletter, Inc., Get Ahead Book Stores, Inc., Worldwide
Publishers,   Inc.,  Ideal  Travel

Concepts International, Inc., Bountiful Investment Group, Inc., and Quantum Marketing, Inc. In this environment, there will likely be instances of failure that could cause disruptions in business processes.* The Company has determined that the accounting software used by Worldwide Publishers, Inc. is not Year 2000 compliant. The likelihood and total effects of failures in infrastructure systems, internal software, and the supply chain of the Company's various subsidiaries cannot be estimated at this time. Currently, Ideal Travel Concepts International, Inc., the only Company subsidiary having been assessed for year 2000 readiness, is year 2000 compliant.

Costs

     The Company does not believe that the total cost of the Company's year 2000 plan with regard to Wade Cook Financial Corporation and Wade Cook Seminars is material to the Company's financial condition. The estimated total cost of the plan is expected to be under $10,000 and funded through operating cash flow.* At June 30, 1999, the Company had incurred less than $5,000 in costs related to its year 2000 identification, assessment, remediation and testing efforts. The major portion of the remaining amount of the estimate is expected to have been incurred by the end of the fourth quarter of 1999 when the Company's year 2000 compliance efforts are expected to be completed, with the balance expended thereafter to monitor the compliance process.* None of the Company's other projects have been delayed or deferred as a result of the implementation of the year 2000 compliance plan.

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

Wade Cook Seminars, Inc renamed Stock Market Institute of Learning, Inc.

     On October 27, 1999, the Company officially changed the name of Wade Cook Seminars, Inc. ("WCSI"), a wholly owned subsidiary of the Company, to Stock Market Institute of Learning, Inc. WCSI conducts educational investment seminars and produces and sells video and audio tapes, books and other written materials, and is the Company's principle source of revenues. The purpose of the name change was to better reflect the teachings and objectives of the Company.

Moneyworks Seminars, Inc.

     On September 2, 1999, the Company filed Articles of Incorporation with the State of Nevada for Moneyworks Seminars, Inc. ("Moneyworks"). Moneyworks, a wholly owned subsidiary of the Company, is a corporation which will be involved in presenting seminars targeted at educating beginners in the investment market.* The events presented by Moneyworks are intended as a primer for students who will later attend more in-depth Company seminars such as the Wall Street Workshop.*

Lay-Off of Employees.

     During and subsequent to the third quarter, the Company laid-off 34 employee positions in addition to normal attrition. The intent of the lay-off was to reduce the Company's payroll and thereby ease recent constraints on cash flow and liquidity. In connection with the lay-offs, the Company also took measures to reduce specific employee salaries.

Resignation of Company Directors.

     During the months of October and November the Company received resignations from two members of the Board of Directors. The following members of the Board of Directors tendered their resignations: Gregory Maxwell on October 28th, 1999, and John Lang on November 2, 1999.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit Number             Description
         --------------             -----------
         3.3                        Certificate of Amendment of Articles of
                                    Incorporation dated June 2, 1999

         27.1                       Financial Data Schedule

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q, period ending September 30, 1999 to be signed on its behalf by the undersigned duly authorized.

                                          WADE COOK FINANCIAL CORPORATION



November 11, 1999                         /s/ Wade B. Cook
                                          -------------------------------------
                                          Wade B. Cook, Chief Executive Officer

November 11, 1999                         /s/ Richard Smith
                                          -------------------------------------
                                          Richard Smith, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number             Description
--------------             -----------

3.3                        Certificate of Amendment of Articles of
                           Incorporation dated June 2, 1999

27.1                       Financial Data Schedule