Form 10-K
period 1999-12-31
WADE COOK FINANCIAL CORP
filed 2000-03-30
CIK 894417

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                       Commission file number: 000-29342

                         WADE COOK FINANCIAL CORPORATION
--------------------------------------------------------------------------------
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

       Registrant's telephone number, including area code: (206) 901-3000


Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                  Name of each exchange on which registered
 -------------------                  -----------------------------------------
       None                                           None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] N [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Aggregate market value of the Registrant's Common Stock held by non-affiliates as of February 29 was approximately $8,914,721.20. The number of shares of the Registrant's Common Shares outstanding as of December 31, 1999 was 63,761,448.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the following documents are incorporated by reference to Part III of this Form 10-K: (1) Proxy Statement to be filed for registrant's 1999 Annual Meeting of Stockholders.

                               TABLE OF CONTENTS


Item 1.  Business ............................................................1

Item 2.  Properties .........................................................15

Item 3.  Legal Proceedings ..................................................15

Item 4.  Submission of Matters to a Vote of Security Holders ................17

Item 5.  Market for Registrant's Common Equity And Related
          Stockholder Matters ...............................................18

Item 6.  Selected Financial Data ............................................18

Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...............................19

Item 8.  Financial Statements and Supplementary Data ........................28

Item 9.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure ...............................28

Item 10. Directors and Executive Officers of the Registrant .................29

Item 11. Executive Compensation Summary of Cash and
           Certain Other Compensation .......................................33

Item 12. Security Ownership Of Certain Beneficial Owners
           And Management ...................................................36

Item 13. Certain Relationships and Related Transactions .....................36

Item 14. Exhibits, Financial Statement Schedules, And
           Reports On Form 8-K ..............................................37

Note Regarding Forward Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as "expects," "believe," "believes," "plan" "plans," "anticipate," "anticipates," "is anticipated," or stating that certain actions, events or results "will," "may," "should," or "can" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Forward-looking statements are based on expectations, estimates and projections of the Company's management at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by the Company. Such risks and uncertainties include, but are not limited to, the Company's working capital deficiency and liquidity constraints, the effect that volatility in the stock market may have on the interest of customers in the Company's seminars, products and services and on the Company's own investments, the Company's ability to manage its growth and to integrate recent acquisitions, fluctuations in the commercial real estate market, risks of the hotel business and failure of recently acquired hotel properties to perform as expected, the influence on the management of the Company by Wade B. Cook, the Company's CEO, the possibility of adverse outcomes in pending or threatened litigation and regulatory investigations and actions involving the Company, consequences associated with the Company's policy of committing available cash to additional investments, lack of liquidity in the Company's investments and other risks and uncertainties discussed herein and those detailed in the Company's other Securities and Exchange Commission filings. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis, estimates and opinions as of the date hereof. The Company undertakes no obligation to update forward-looking statements if circumstances, or management's analysis, estimates or opinions should change. For the convenience of the reader, the Company has attempted to identify forward-looking statements contained in this report with an asterisk (*). However, the omission of an asterisk should not be presumed to mean that a statement is not a forward-looking statement within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

Prior to December 1997, the Company was incorporated in the state of Utah. The Company's most significant subsidiary is Stock Market Institute of Learning, Inc. ("SMIL"), formerly known as Wade Cook Seminars, Inc., through which the Company conducts educational seminars, produces and sells video and audio tapes and distributes books and other written materials focusing on financial and personal wealth creation strategies.

In addition, the Company has several publishing subsidiaries that publish books and other written materials relating to personal finance, inspirational themes and other topics. The Company also provides subscription based Internet access and paging services and maintains an information network on the Internet.

The Company's investments include ownership of minority interests in hotels, marketable securities, real estate, oil and gas, and other venture capital partnerships and private companies.

Acquisition of Stock Market Institute of Learning, Inc. In 1995, the Company acquired all the issued and outstanding capital stock of SMIL (then known as United Support Association, Inc.), a corporation controlled by Wade B. Cook and in exchange transferred to Mr. Cook a controlling interest in the Company. The transaction was accounted for as a reverse merger acquisition. As a result of the reverse merger, the Company became SMIL's parent and the historical financial results of SMIL became the historical financial results of the Company.

Other Acquisitions.

In August 1997, the Company was assigned all interests and rights in Worldwide Publishers, Inc. ("Worldwide"), a publisher of inspirational and childrens' books, Origin Book Sales, Inc. ("Origin"), a seller of books, audio cassettes, art and software and the exclusive distributor for Worldwide ("Worldwide"); Gold Leaf Press, Inc. ("Gold Leaf"), a publisher of fiction and non-fiction books; and Ideal Travel Concepts, Inc. ("Ideal"), a provider of travel related services and travel agent training. The aggregate consideration in these acquisitions consisted of a cancellation of $275,000 in indebtedness to the Company and 423,294 shares of the Company's common stock.

Also in August 1997, the Company acquired an aggregate of 769,231 shares (approximately 5.1%) of the common stock of Interjet Net Corporation ("Interjet Net"), a wireless, high speed Internet access provider, for a total purchase price of $1,500,000. In 1999, the Company sold approximately 635,831 shares of common stock in Interjet Net and used the proceeds to fund recent stock acquisitions and pay various operational expenses. The aggregate proceeds from the sale of the Interjet Net stock was $3,177,992.57.

In January 1998, the Company acquired Quantum Marketing, Inc. ("Quantum"), a corporation that provides local marketing of SMIL products and services. The Company acquired all the issued and outstanding capital stock of Quantum in exchange for 45,000 shares of the Company's common stock for a deemed purchase price of $189,000.

In January 1998, the Company was assigned all interests in Information Quest, Inc. ("IQ"), a corporation that markets a paging service which provides subscribers with up-to-date stock market and financial information. The Company received all the issued and outstanding capital stock of IQ in exchange for 45,000 shares of the Company's common stock for a deemed purchase price of $188,000.

During 1998, the Company acquired majority interests in several hotel properties located in the western United States in exchange for cash, and in some cases, in exchange for relinquishing or reducing certain interests in other properties. See "Business - Hotels and Commercial Real Estate." Reference is made to Notes Q, R and S of the Notes to Financial Statements included in Item 14 of this report for further information concerning the above acquisitions. In May 1999, the Company sold its majority interest in the Fairfield Inn in Provo Utah for $800,000. The Company received $600,000 of the purchase price in the form of cash, debt assumption, and the payment of management fees. The remainder of the purchase price was paid in the form of a parcel of undeveloped land appraised at $200,000 which is located in Temp View Quail Valley Drive, Provo, Utah. During December 1999, the Company sold its majority hotel interests in the Bestwestern Macarren House, the Four Points by Sheraton, St. George, and the Airport Ramada Suites. The Company sold the three hotels for a total sales price of $12,700,000, of which $9,890,000 represented debt assumed by the buyer.

In August 1998, the Company acquired a fifty percent (50%) interest in Standard American Oil Company ("Standard") for a total purchase price of $750,000. Standard is engaged in the business of developing and marketing asphalt patching products. In December 1999, the Company determined this venture to be unprofitable and has decided to write off its investment.

In addition, during 1998, the Company made minority investments in two oil wells. The Company discovered that one of these wells is contaminated with a mineral called benidite and is unlikely become operational, if at all, without significant capital expenditures. Consequently in 1999, the Company decided to write off its investment in the contaminated oil well.

Sale of Entity Planners, Inc.

In June 1998, the Company, through SMIL entered into a Stock Purchase/Licensing Agreement pursuant to which it divested its interest in Entity Planners, Inc. ("EPI") in exchange for $250,000. Under the Licensing portion of the Agreement, the Company entered into a five year licensing agreement pursuant to which the Company was entitled to receive up to an aggregate of $17,470,000 in licensing fees. Berry, Childers, & Associates was the purchaser of EPI. EPI was subsequently sold to the Anderson Law Group, P.C. ("ALG"). In June of 1999, the five year licensing agreement was mutually terminated by the parties and the Company entered into a temporary licensing arrangement with EPI. Under the temporary licensing arrangement, the Company receives payments in the form of marketing fees equal to 35% of EPI's gross proceeds. The Company currently conducts business in association with EPI under the terms of the temporary licensing arrangement.

The Company regularly evaluates other acquisition and investment opportunities, and additional cash resources may be devoted to pursuing such opportunities. In the fourth quarter of 1999, the Company, through SMIL, executed agreements to invest in three private companies. The investments are as follows: 80,000 shares of E-automate, Inc. common stock at $240,000 acquired through a private placement; 450,000 shares of Surfbuzz.com, Inc. common stock at $450,000 acquired through a private placement; and 75,000 shares of CeriStar, Inc. common stock at $150,000 acquired through a private placement. In December 1999, the Company paid $40,000 to E-automate and $150,000 to Ceristar for common stock, the remaining balance due for the above stock purchases was not funded until January 2000 and is not reflected in the 1999 financial statements. In January 2000, the Company purchased an additional 100,000 shares of Surfbuzz.com common stock and 50,000 shares of Ceristar, Inc. common stock for an additional $100,000 respectively. E-automate is a software manufacturer that integrates small business operations. Surfbuzz.com is a world wide web search engine access tool. Ceristar is a company engaged in integrating telecommunications systems. This Investment is accounted for using the Cost Method.

Strategy

The Company provides financial education and stock market strategies to the growing number of individual investors in the U.S. According to the United States Federal Reserve, the value of household corporate equity holdings has increased from $903 billion in 1980 to $4.78 trillion in 1996. Furthermore, in 1999 the Federal Reserve Board estimated that 28% of household wealth in the United States was in the form of stock investments, a figure up 12% from 1990. The Company believes this is due to population increases within the United States, the fact that the "baby-boom" generation is entering mid-life, the prolonged growth of the U.S. economy during the 1990s, and the recent growth in the market value of corporate securities. The Company has attempted to position itself to benefit from these trends. The majority of the Company's programs, products and services are based on the financial and trading strategies of its founder, Wade B. Cook. Mr. Cook has developed these programs and products based on his belief that people want to learn how to: (a) increase their wealth by increasing their cash flow; (b) minimize their federal and state income taxes; (c) use entities, such as Nevada corporations, family limited partnerships, living trusts, qualified pensions, and charitable remainder trusts, to protect their assets; (d) retire with sufficient income to maintain a comfortable standard of living; and (e) pass on their accumulated wealth to their loved ones without the complexities of probate.

The Company will seek to expand market share for its existing products and services and to create new products and services that complement and extend existing lines.* The Company expects to improve its bottom line by reducing overhead, restructuring its subsidiaries for maximum efficiency, employing more focused marketing and advertising efforts, using existing distribution channels and enhancing customer service.* In order to accomplish these objectives, the Company has initiated a strategic plan consisting of the following elements:

     o Making strategic acquisitions, divestitures, and alliances in order to extend product lines that complement the Company's core business of financial education;

     o    Developing new products and services;

     o Acquiring licenses for additional books, audio tapes, seminars, video tapes and other intellectual property from Mr. Cook and others in order to expand the scope of financial education available to customers of the Company;

     o Maximizing Company resources by hosting Company seminars at fewer locations which have larger populations;

     o Diversifying the authors and seminar leaders promoted by the Company in order to offer students a choice of investment strategies, styles and philosophies; and

     o    Making more efficient use of administrative resources.*

The Company intends primarily to concentrate on improving services offered through its core business of financial education.* The Company believes that the addition of Information Quest, Inc., a wholly owned subsidiary of the Company that provides pager services, has and will continue to enhance the Company's opportunities for growth and complement the Company's core business of financial education in the upcoming year.*

In 1997 and 1998, with the view to diversifying its asset base, the Company acquired interests in several hotel properties in the western United States. During May and December of 1999, the Company sold four of these hotel properties in an effort to refocus the Company with respect to its core area of competency in the financial education market. Currently, the Company is assessing its options with respect to the minority interest it holds in Hampton/Fairfield Inns, Woods Cross Fairfield Inn, and Park City Hampton Inn & Suites.

Business Segments and Principal Subsidiaries

The Company's core business is financial education, which it conducts through its seminar and publishing segments. This core business is complemented by a pager service that provides up-to-date financial information and a subscription-based web site, the Wealth Information Network ("WIN"), that provides additional information about the strategies taught in the Company's seminars and publications.

The following table shows, for the years ended 1999, 1998 and 1997, the percentage of revenues derived from each business segment in which the Company operates:

       Business Segment                        1999       1998      1997
       ----------------                        ----       ----      ----
       Seminars                                 70%       65%        65%
       Product Sales (1)                        14%       18%        31%
       Travel Services                           3%        5%        4%-
       Hotels (2)                                5%        3%          -
       Pager Services (2)                        6%        8%          -
       Other (2) (3)                             2%        1%          -
---------------
(1)  Includes WIN
(2)  Represents revenues of a business segment of the Company acquired in 1998.
(3)  Consists principally of sales from retail bookstores


The Company's principal subsidiaries are engaged in the following activities:

     o    Financial education seminars;
     o    Publishing;
     o    Retail;
     o    Commercial real estate;
     o    Various non-real estate investments; and
     o    Support services; and
     o    Multi-speaker Education Conventions


At December 31, 1999, the Company's wholly-owned subsidiaries were:

                                                                                             State of
Corporate Name (1)                                Principal Business                       Incorporation
--------------                                    ------------------                       -------------
Stock Market Institute of Learning, Inc.          Financial Education Seminars                 Nevada
Lighthouse Publishing Group, Inc.                 Publishing                                   Nevada
Left Coast Advertising, Inc.                      Support Services/Advertising                 Nevada
Bountiful Investment Group, Inc.                  Commercial Real Estate                       Nevada
Ideal Travel Concepts, Inc.                       Support Services (Travel Agency)             Nevada
Origin Book Sales, Inc.                           Publishing/Distribution                       Utah
Worldwide Publishers, Inc.                        Publishing                                    Utah
Gold Leaf Press, Inc.                             Publishing                                   Nevada
Get Ahead Bookstores, Inc.(3)                     Retail (bookstores)                          Nevada
Semper Financial, Inc. (2)                        Multi-speaker Education Conventions          Nevada
Information Quest, Inc.                           Retail (pagers)                              Nevada
American Newsletter Co., Inc. (2)                 Publishing                                   Nevada
Unlimited Potential, Inc. (2)                     Commercial Real Estate                       Nevada
Hotel Associates Management #1, Inc. (2)          Commercial Real Estate                       Nevada
American Publisher's Network, Inc. (2)            Publishing                                   Nevada
Forward Thinking Group, Inc. (2)                  Retail Sales                                 Nevada
Money Works, Inc. (2)                             Support Services                             Nevada
Entity Planners International, Inc. (2)           Commercial Real Estate                       Nevada
Wade Cook Financial Education Center, Inc.        Retail (education centers)                   Nevada
Winvest Centers, Inc. (2)                         Retail Sales                                 Nevada
Wade Cook Financial Education Network (2)         Publishing                                   Nevada
Quantum Marketing, Inc.                           Support Services                             Nevada

--------------------------

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

(2) No financial activity in 1999, although activities were carried out in the names of certain of these corporations by SMIL or other WCFC entities.

(3) Entities that were liquidated in the forth quarter of 1999, and whose operations were consolidated into the operations of SMIL.


Financial Education Seminar Businesses

Stock Market Institute of Learning, Inc.

Stock Market Institute of Learning, Inc. ("SMIL") creates, designs, produces, owns, markets and sponsors a variety of seminars, clinics, and workshops focused on educating customers on various financial techniques and strategies. SMIL also produces and sells audio tapes and video tapes and distributes books and other materials designed to reinforce and complement the ideas taught in the educational seminars.

By December of 1999, SMIL had conducted 2,700 seminars throughout the United States. In October of 1999 in order to streamline its seminar business, the Company made the decision to reduce the number of locations where it offers seminar services. Currently, the Company visits only the 25 most populous cities within the United States. The subject matter of the Company's seminars generally falls into three basic categories:

     o    stock market trading strategies;
     o    real estate trading strategies; and
     o    general trading strategies.

The stock market trading strategy seminars include the following:

     o The Financial Clinic is a two-and-one half hour seminar explaining the financial education products and services offered by SMIL and which provides an introduction to strategies for investing in the stock market, including strategies regarding rolling stock, covered calls, and options. The typical attendance fee for the seminar ranges from $12 to $33.

     o The Wall Street Workshop ("WSWS") is a two-day seminar which teaches students how to create income using specific stock market strategies such as the strategies set forth in Mr. Wade B. Cook's books, "Wall Street Money Machine" and "Stock Market Miracles." WSWS students are taught basic stock market terminology and stock market strategies. The workshop features instruction, demonstration of strategies and extensive practice through "paper trades." The cost of this seminar ranges up $5,695 depending on the seminar options chosen by the attendee.

     o Youth Wall Street is a version of the Wall Street Workshop for teenagers focusing on teaching teens how the financial markets work, and how they can experience the market themselves through making trades on paper. Admission to Youth Wall Street is offered free to high school business clubs and similar groups as a community service by the Company. Attendance is free for children 18 years old and under who are accompanied by a paying adult. Otherwise, the typical attendance fee for this seminar is $1,695.

     o Fortify Your Income ("FYI") is a five to six hour seminar. FYI allows students to review the strategies taught at the Wall Street Workshop from different angles. FYI is offered as a free refresher course to graduates of WSWS and Wealth U. If not taken as a refresher course, the retail price for this seminar is $1,995.

     o The Next Step is a two day seminar for participants who have attended the WSWS. The Next Step presents advanced stock market strategies in a forum that allows students to actively participate, focusing on technicals, charting patterns, and presentation of advanced strategies. The attendance fee is $2,495 for WSWS graduates and $695 for Wealth U graduates (formerly "Cook University") respectively.

The Company maintains several brokerage accounts that is uses during its seminars to demonstrate the various financial strategies offered. These trades are posted on the Company's subscription internet service, the Wealth Information Network, along with a brief description of the strategy used and the reason for making the trade. Although the Company uses its best efforts to make profitable trades in these brokerage accounts, the primary purpose of the trades is educational.

The real estate investment strategy seminars include the following:

     o Building Perpetual Income is a three-hour workshop which summarizes cash-flow strategies related to the real estate market. The workshop introduces Real Estate Bootcamp which is typically offered free of charge to allow prospective customers to become familiar with the SMIL's real estate strategies.

     o Real Estate Bootcamp is a two and one-half day event which provides a detailed analysis of the strategies outlined in Mr. Cook's book "Real Estate Money Machine." The class often takes field trips to various local sites in an effort to familiarize students with the types of real estate available on the market. The typical attendance fee for this seminar ranges from $3,495 to $4,495.

     o The Real Estate One Day Workshop is an event which teaches students the general strategies outlined in Mr. Cook's book "Real Estate Money Machine." Students are taught strategies for identifying real estate investments and methods of turning real estate into cash-flow system. The Real Estate One Day Workshop costs between $995 and $1,495 depending on the availability of discounts at the time of payment.

The Company offers general investment strategies in a series of individual one-day seminars termed "Support Events." Each individual event retails at $1,695, and if sold in a package of six events is offered for $10,170.

     o The One Minute Commute ("OMC") is a one day event teaching strategies for investing from home.

     o Supercharge Otherwise Average Returns ("SOAR") is a one day event that teaches strategies for writing covered calls.

     o The Day Trader ("DT") is a one day event offered to teach day trading strategies.

     o High Impact Trading ("HIT") is a one day event that teaches the psychology of the stock market.

     o Full Credit Spreads ("FCS") is a one day event that teaches strategies for using stock spreads to increase wealth.

     o Stock Splits Secrets ("SSS") is a one day event that teaches strategies for capitalizing on stock splits.

     o Stock Market Safety Net ("SMSN") is a one day event that covers strategies for safely netting gains on trades in the market.

     o Spread `n Butter ("SB") is a one day event that provides students with in-depth coverage of the strategies available for using stock market spreads, and explains why covering your option trades can limit your losses. This course generally retails for $2,495.

The Company intends to introduce the following Support Events in the year 2000*:

     o Write Up Your Income ("WUYI") will be a one day event teaching methods for writing covered calls, puts, and spreads.

     o Trading as a Business ("TAB") will be a one day seminar demonstrating how investing accounts may be set up, and how such accounts can be used as a business.

As an adjunct to its more theory based events, the Company offers two events that provide students with a interactive style of learning. These events are called "Bootcamps" and allow students to implement strategies taught by the Company using practice trades. The Bootcamps retail for $5,995 and are as follows:

     o Forge is a two day Bootcamp designed to analyze trading habits in class, and help identify and redirect methodologies that may be ineffective.

     o Strategic Charting Bootcamp ("SCB") is a two day event that focuses on interpreting stock charts.

The Company sometimes engages in promotions that permit students to attend seminars and other events without charge or at a reduced rate. The Company also packages all of the above seminars in multi-day seminar packages under the title "Wealth U" (formerly "Cook University"). The attendance fee for Wealth U ranges from $2,345 - $10,345 depending on nature and content of the seminar package purchased.

Seminar Leaders. As of February 29, 2000, there were approximately 50 independent contractors providing professional speaking services for SMIL. SMIL has an extensive speaker training program that provides speakers with techniques to enhance the value of services provided to the Company's students. Typically speaker candidates are drawn from the ranks of SMIL students. The most promising candidates tour with more experienced speakers to learn by observation and then, if successful, gradually take on responsibilities as "second speakers." In addition, experienced speaker trainers conduct two-day, monthly workshops to allow speakers to continue to hone their skills. In order to protect SMIL's intellectual property, contracts between SMIL and speakers generally contain non-compete clauses.

Products marketed by SMIL. SMIL's seminars and programs are supplemented by audio tapes, video cassettes, books and other printed materials that are licensed to SMIL. These materials provide students with reinforcement of the concepts, strategies and philosophies that are taught in the Company's seminars.

The books promoted and marketed by SMIL include best-selling books written by Wade Cook such as "The Wall Street Money Machine," "Stock Market Miracles," "Bear Market Baloney," "Business Buy the Bible" and "Safety First Investing." SMIL also distributes a wide range of books and publications written by Mr. Cook on a variety of trading and business topics. The books are primarily distributed through sales at the seminars, product catalogues, and third party bookstores.

The audio tapes promoted and sold by SMIL and authored by Wade B. Cook include the multi-media audio-tape seminars "Financial Fortress Home Study" and "Zero to Zillions." In addition, SMIL sells single tapes that generally address the ideas and concepts taught in its seminars. Mr. Cook is the primary speaker in each of these tapes. From time to time, SMIL distributes free "update tapes" as a tool to support its students' continuing education, markets new SMIL products and maintains a strong connection with the SMIL customer base.

The videotapes promoted and sold by SMIL include the multi-tape video versions of SMIL's Wall Street Workshop, The Next Step, Red Light/Green Light, and Spread `n Butter, as well as single-tape videos on a variety of investment topics.

Sales and Marketing. SMIL creates interest and demand for its programs, products and services through a mix of radio and television advertising, direct mail, trade shows, Internet marketing, flyers, sports promotion, billboard advertising, and sponsorship of charitable organizations. SMIL's sales force includes approximately 100 representatives who respond to customer inquiries via phone, e-mail, Internet web-site, and facsimile. Furthermore, the sales force is trained to follow-up with existing clients and to promote new products and services, providing service from 6:00 a.m. to 9:00 p.m. Pacific Time. SMIL sales representatives generally receive between 1,000 and 4,000 calls a day.

     o Radio advertising is one of SMIL's primary means of promoting its seminars. In September of 1999, the Company began to target its radio advertising to the 25 most populous cities where it holds seminars. Radio spots are frequently supplemented by radio infomercials which typically promote a financial seminar being held in the local market and provide a toll-free telephone number. Radio advertising is often used in coordination with direct mail marketing efforts in order to maximize sales efforts and name recognition within the target population.

     o Television. The Company uses limited local television advertising to attract interest in its services, and to create name awareness. The Company anticipates increasing its use of local television advertising in the year 2000, but currently has no specific plans to do so.* The Company also anticipates advertising using national media by placing spots on popular financial information/news channels.*

     o Direct mail marketing is used by SMIL to market the full complement of its products, programs and services to its customer list of over 940,038 individuals. These marketing campaigns are developed by SMIL's centralized Marketing Department. SMIL continues to direct mail market to its existing customer base spread throughout the United States, but has narrowed direct mail marketing efforts with respect to new customers by targeting only the 25 most populous cities where the Company's seminars are held.

     o Trade shows have recently been used by SMIL to market services. Typically, SMIL participates in trade shows held at convention centers, fairgrounds, and sports arenas where it rents space from the trade show sponsors. During 1999, the Company participated in 6 trade shows within the United States.

     o Internet marketing was important aspect of SMIL's marketing program in 1999, with a focus on its Internet web site at http://wadecook.com. The site contains information about the SMIL's programs, products and services, some of which potential customers may purchase online. In addition, subscribers to the Company's Wealth Information Network may access WIN through the web site. In the future, the SMIL intends to expand the list of items available for purchase on its web site.*

     o Sport promotion. SMIL reduced its use of marketing through sports promotion in 1999. However, the Company did maintain limited sponsorship programs, including sponsorship of the Seattle Mariners, and the Joe Morgan Celebrity Golf Tournament in Sacramento California. Through the use of sports promotion, SMIL has tried to gain visibility, as well as the opportunity to promote services with giveaways of books, audiotapes and other promotional materials.

     o Flyers and Billboard Advertising is used by SMIL to market its financial seminars. Typically, flyers are placed in community centers and other public places a few weeks prior to the date of the seminar. The Company's billboard advertising is primarily focused in the Seattle and Tacoma, Washington markets. The Company does not anticipate that it will use these types of advertising in the future.*

     o Sponsorship of Charitable Organizations. In 1999, the Company sponsored the Boys and Girls Club. Through the use of sponsorship activities, SMIL has strengthened name recognition in the local community, and has been able to promote its services with giveaways of books, audiotapes and other promotional materials.

In addition to the foregoing, the Company believes that a significant amount of its seminar business is attributable to "word of mouth" advertising by its seminar students.

Semper Financial Corporation

Semper Financial, Inc. ("SFI"). In January 1999, the Company launched SFI, a wholly owned subsidiary, that creates, designs, produces, and sponsors a variety of seminars, clinics, and workshops focused on educating customers on various financial techniques and strategies. SFI offers multi-day, regional financial education conventions to SMIL students and others interested in trading. The multi-day conventions feature a condensed cross-section of SMIL's seminar speakers and topics allowing prospective students to experience a variety of SMIL's products and seminars in a short time. In 1999, SFI held 10 events throughout the United States.

Money Works, Inc.

Money Works, Inc., a wholly owned subsidiary, was incorporated to present seminars that cater to beginners in the financial market. Moneywork's events act as primers to the Wallstreet Workshop, helping students to build a foundation on which to learn about the Company's stock market strategies. Students will be encouraged to take these events before tackling the more advanced materials presented at SMIL's seminars. Moneyworks also will be marketing the "Simutrade" software developed by Dave Hebert.*

Publishing Businesses

The WCFC publishing  subsidiaries focus their activities in the following areas:
business,  finance,  self-improvement,   religious  and  spiritual  and  general
interest non-fiction.

Lighthouse Publishing Group, Inc.

Lighthouse is engaged in the business of producing and publishing books, and to a limited extent, audio and video tapes. Publications by Lighthouse generally concern topics such as business, finance, real estate and self improvement. Many of the current books published by Lighthouse are authored by Mr. Cook and have appeared on various best seller lists. Lighthouse carries additional authors including John J. Childers, Jr., Dave Hebert, John Huddleston, Bob Eldridge and Renee Knapp. Lighthouse intends to retain more authors and to expand into new categories of interest in 2000.*

Worldwide Publishers, Inc.

Worldwide is engaged in the publishing business under the identifying publishing insignias Aspen Books and Buckeroo Books. Aspen Books publishes religious books or books with spiritual emphasis targeted primarily to members of regional religious communities. Buckeroo Books publishes primarily childrens' books.

Origin Book Sales, Inc.

Origin is a book distribution company that sells books on consignment and sells books, audio cassettes, art, and software in the retail market. Origin primarily distributes products for Worldwide and is the exclusive distributor of Worldwide's products. Origin is also the distributor of Lighthouse Publishing Group, Inc.

Gold Leaf Press, Inc.

Gold Leaf publishes non-fiction books in the inspirational, self-help and parenting categories, as well as some fiction.

Information Services

Wealth Information Network ("WIN")

The Company operates WIN, a subscription based online service which can be accessed via the internet 24 hours a day. WIN provides detailed information illustrating trading techniques taught by the Company, its subsidiaries and by Mr. Cook personally as discussed in "Wall Street Money Machine" and "Stock Market Miracles." WIN also provides stock information and updates on the Company's programs and products, including a schedule of events and seminars provided by SMIL.

Information Quest, Inc.

IQ operates a subscription based paging service that uses standard pagers to distribute up-to-the minute stock quotes and other financial information to customers. The paging services are marketed solely to students of SMIL as an additional tool for their investing activities. In addition, IQ offers subscriptions to an authorized Internet service provider called "IQ Connect." In the year 2000, IQ anticipates improving its existing pager services by capitalizing on new interactive technology that will provide customers with greater personal options.*

Retail Locations

Wade Cook Financial Education Centers, Inc. ("WCFEC")

In 1999, the Company, through WCFEC, operated educational centers that housed the WINvest Centers (online resource centers used by SMIL students), Get Ahead Bookstores (see below) and sales facilities for the sale of SMIL products.

Get Ahead Bookstores, Inc. ("Get Ahead").

In 1999, Get Ahead Bookstores, Inc. operated three retail bookstores housed within the Wade Cook Financial Education Centers at Seattle, Tacoma and Santa Anna. In late 1999, Get Ahead's operations were consolidated into SMIL.

Hotels and Commercial Real Estate

Hotels:

The following table lists the hotel properties held in WCFC entities as of December 31, 1999:

Property                              Rooms     Location              Manager                   % owned
--------                              -----     --------              -------                   -------
Hampton Inn/Fairfield Inn              126      Murray, UT            Western States Lodging       12%
Woods Cross Fairfield Inn               80      Woods Cross, UT       Western States Lodging       7%
Park City Hampton Inn & Suites          81      Park City, UT         Western States Lodging       4%


In addition to the ownership of the hotel properties, WCFC entities also hold, for investment purposes, the following parcel of real estate:

     A 65% interest in a limited partnership that owns an undeveloped lot at 7200 South in Salt Lake City, Utah.

Commercial Real Estate:

Also WCFC, through several of its limited partnerships, holds the following parcels of real property for the development of residential housing:

     o Sherlock Homes LP owns 100% of two undeveloped residential lots located at Snoqualmie Ridge in Issaquah, Washington.

     o Seattle-Tacoma Executive Properties LP ("STEP") has entered into a contract to purchase two undeveloped residential lots located at Snoqualmie Ridge in Issaquah, Washington. STEP has deposited monies in escrow to secure the properties; however, escrow closing is subject to final approval by the seller.

Support Services

Ideal Travel Concepts, Inc.

Ideal provides travel related services including domestic and international airline reservations, car rental reservations, tour packages, and cruises. Although the Company is Ideal's primary client, Ideal holds contracts with over 18,000 independent travel agents which have access to Ideal's travel related services. In addition to travel services, Ideal markets and sells travel agent training packages for individuals wishing to become independent travel agents. Ideal is currently working to benefit from the growth in the volume of business travel booked on-line. Ideal plans on adding state of the art internet technology to attract internet based business and leisure travel, and on attracting top management in the travel market.*

Left Coast Advertising, Inc.

Left Coast is engaged in the business of producing and placing advertising spots using various media; including, radio, television, newspapers and magazines. Left Coast was formed to allow WCFC to take advantage of the agency commission on media purchases. Left Coast is a fully licensed advertising agency whose only client is the Company and the Company's subsidiaries. Left Coast intends to attract clients other than the Company during 2000, but has not yet done so.*

Competition

The financial educational seminar industry is highly competitive. The market in which the Company operates is fragmented and decentralized with low barriers to entry. The Company's competitors include other companies and individuals who promote and conduct seminars and provide products on topics relating to investments, financial planning and personal wealth management. Some of the Company's competitors in the financial educational seminar market include Robbins Research International, Online Investor Advantage, and various former speakers of the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

Intellectual Property

The Company regards its seminars, products, trademarks, servicemarks, trade symbols and other materials as proprietary and relies primarily on a combination of statutory and common law protections, such as copyrights, trademarks and trade secrets to protect its interests in such proprietary materials. While many of the product and trade names are common terms and do not afford the Company maximum copyright and trademark protection, the Company has taken several steps to maximize the copyright and trademark protection available to it. For example, the Company trains its marketing staff to consistently use all the applicable trademark symbols. Additionally, the Company adopts an aggressive litigation stance in protecting its intellectual property rights where warranted. The Company also relies on employee and third-party non-competition and non-disclosure agreements and other methods of protecting proprietary rights in order to safeguard the Company's intellectual property.

The Company has an Open Ended Product Agreement with Wade B. Cook which expires June 30, 2002. Pursuant to the original terms of the agreement, the Company had a non-exclusive license with Mr. Cook to produce, market and sell licensed products and intellectual property in exchange for payment of a royalty to Mr. Cook equal to ten percent (10%) of gross sales of the licensed products. On May 7, 1999, and effective January 1, 1999, the Company and Wade B. Cook amended of the Open Ended Product Agreement. The Amendment modifies the royalties payable to Mr. Cook under the agreement from ten percent (10%) of the gross sales on all licensed products to a yearly royalty of $5,000,000 or 5% of gross sales, whichever is greater. Furthermore, under the terms of the Amendment, Mr. Cook may take draws in anticipation of future royalties up to a maximum of $1,250,000 per quarter. On March 15, 2000, Mr. Cook's Open-Ended Product agreement was further amended. The Amendment modifies the royalties payable to Mr. Cook under the Agreement to a yearly royalty of $5,000,000 or 5% of gross sales, whichever is lesser. Pursuant to this Amendment, the royalty calculation for 1999 is retroactively adjusted.

The license, as amended, continues to grant the Company the right to use Mr. Cook's name, likeness, identity, trademarks and trade symbols. The agreement is open-ended in that it allows for future products developed by Mr. Cook to be licensed under the same terms and conditions upon the execution of a "License Order."

Royalties are paid to Mr. Cook on a quarterly basis under the terms of the agreement. In the case of draws made by Mr. Cook against his royalties, the royalties owing are reconciled with the draws taken on a quarterly basis. The Company does not have a contract giving it either the first right to license or otherwise obtain the right to produce, market or sell any future products developed by Mr. Cook.

Employees

As of January 18, 2000, the Company had 316 employees, including 251 full-time employees, 65 part-time employees, and approximately 50 independent contractors. None of the Company's employees are represented by a labor union, and the Company believes its employee relations to be good.

Risk Factors

Corporate Control By Wade B. Cook

Wade B. Cook is the founder, majority stockholder, Chairman of the Board, Chief Executive Officer and President of the Company. Laura Cook, Mr. Cook's wife, is the Secretary of the Company, a consultant to the Company's executive management, and is also a member of the Board of Directors.

Several of Mr. Cook's relatives work at the Company. Mr. Cook maintains control over many aspects of the Company including, but not limited to, setting corporate policy, determining strategic direction, determining the acquisition or sale of assets by the Company, setting the material terms of acquisitions and determining the material provisions of many of the Company contracts. Mr. Cook provides input on every product and seminar sponsored by the Company. Mr. Cook also directs most marketing efforts of the Company and has a substantial influence on the management of the Company. Mr. Cook will continue to have a significant influence over the policies and procedures of the Company and will be in a position to determine the outcome of corporate actions requiring stockholder approval, including the election of Directors, the adoption of amendments to the Company's corporate documents, the approval of mergers and the sale of the Company assets.

Dependence on Wade B. Cook

The Company's business is highly dependent on the continuing effective involvement of Mr. Cook. Mr. Cook personally directs most aspects of the Company's business. The Company has a non-exclusive license which expires June 30, 2002 to use Mr. Cook's products, intellectual property, name, image, identity, trademarks and trade symbols which are featured prominently in many of the Company's services and products. Mr. Cook is not prohibited from competing with the Company or granting licenses to competitors. See "Business - Intellectual Property." The business of the Company would be materially adversely affected if Mr. Cook's services were not available to the Company, or if Mr. Cook should compete with the Company or grant licenses or other assistance to competitors.

Working Capital Deficiency, Liquidity Constraints

At December 31, 1999, the Company had current assets of $10.2 million and current liabilities of $13 million, resulting in a working capital deficit of $2.8 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company's principal source of cash has been from its education seminars and its sale of books, tapes and other materials focused on business strategies, financial planning and personal wealth management. Income provided by operations decreased from $3.6 million in 1998 to ($7.3) million in 1999. This decrease is attributable to decreases in the Company's revenue, and higher than anticipated costs in the first three quarters of 1999.

The Company's practice of using available cash to fund its subsidiaries, its working capital deficit and the fact that the Company's seminar business has not generated cash as in the past have resulted in constraints on liquidity, and to some degree have had an effect on the Company's ability to pay certain obligations as they have come due.

The Company has cash  commitments  in 2000,  including  $1.4  million  primarily reflecting mortgage obligations on the Company's corporate headquarters, and lease obligations of several of the Company's wholly owned subsidiaries. Cash flow from operations was not sufficient to satisfy the Company's cash requirements in the fourth quarter of 1999. In response, the Company reduced overhead and restructured its seminars segment; however, there is no assurance that these measures will sufficiently ease cash-flow constraints and assist the Company in satisfying its cash requirements. If the Company is required to generate cash from its non-marketable investments to satisfy its current obligations, it may not be able to liquidate investments in a timely manner or in a manner that allows it to receive the full value of the investments. Failure to generate adequate cash resources could require the Company to cut back operations, delay expansion or development projects, or cause the Company to be unable to meet its obligations when due.

Legal Proceedings and Governmental Investigations

The Company is a party to various legal proceedings and governmental investigations. See Part I, Item 3 of this report. Although the Company does not presently expect material liability in any of these matters, the outcome of such matters is difficult to predict and subject to uncertainty, and the legal fees and other costs involved are likely to be material. If the Company were found liable in certain of these legal proceedings, the amount of liability could be material.* In addition, if the Company were to be found to have violated certain consumer protection statutes or other laws, the Company could be required to pay material penalties or to refund money paid by seminar attendees within the jurisdictions involved. The Company could also be required to cease doing business in certain jurisdictions or to significantly change the manner in which its business is conducted in such jurisdictions. Any such result could have a material adverse effect on the Company's financial condition and results of operations. Jurisdictions in which litigation or investigations relating to the Company's business practices are in progress include California Washington, and Texas which accounted for 18%, 4%, and 8%, respectively of the Company's seminar sales in 1999. In case the Company were required to cease doing business in a particular state, the Company anticipates it would target markets in those states where it remains authorized to conduct business.*

Risks of Hotel Business

During 1997 and 1998, the Company began acquiring interests in hotel properties, and it currently owns minority interests in 3 hotels. See "Business - Hotels and Commercial Real Estate." The Company has no prior experience in owning or managing hotels. The Company's hotel segment has not performed as well as the Company anticipated, and it has suffered losses. There can be no assurance that the hotels will become profitable in the future.

Effect of Securities Market Conditions on the Company's Business

The  Company   believes  that  the  level  of  public   interest  in  investing,
particularly in the securities markets as well as electronic trading has significantly influenced the market for its products and services. The securities markets have experienced substantial volatility in recent periods. A sharp drop or sustained or gradual decline in securities prices or other developments in the securities markets could cause individual investors to be less inclined to invest in the securities markets, which would be likely to result in reduced interest in the Company's seminars and related products and services. Declines in the securities markets could also adversely affect the value of the Company's investment portfolio.

Management of Growth and Integration of Acquisitions

In 1999, the Company's business declined in terms of revenue, number of employees and scope of activities in which it engages. During 1997, the Company acquired all interests and rights in Worldwide, Origin, Gold Leaf and Ideal, and during 1998, the Company acquired all rights and interests in Get Ahead (retail bookstores), Quantum (local sales and marketing offices) and IQ (distribution of paging devices that distributed stock market data). The Company currently has minority interests in four hotels. Additionally, the Company has invested in private companies in the oil and gas business and other businesses, some of which require continuing attention from the Company's management. Some of the acquired businesses and investments have not performed as well as expected by the Company. In the past, such growth has placed significant strains on the Company's management, accounting, financial and other resources and systems, and on its cash resources and working capital. Failure to manage successfully the growth in size and scope of the Company's business and to successfully integrate and manage the Company's recently acquired businesses could have a material adverse effect on the Company's results of operations and financial condition.

Tax Deficiencies

Current liabilities at December 31, 1999 include $225,000 in taxes payable, which stem from delinquent payments on 1998 federal taxes, including penalties and interest. However, the Company posted losses in 1999 of which it intends to offset against such current tax liabilities.* Additionally, the Company's audited financial reports indicate a total loss resulting a income tax refund receivable of 1.2 million and deferred tax asset of $456,000 for the year ended 1999. The Company intends to recover some if not all of the $1.2 million income tax refund receivable for taxes paid in 1997 and 1998 taxes.* The Company has not yet made estimated tax payments for 1999; however, because the Company posted a loss for the year ended 1999, it does not anticipate that any federal tax liabilities will accrue.*

Item 2. - Properties

The Company owns and occupies a 63,000 square foot building in Seattle, Washington which houses its corporate headquarters. The building is subject to a $3,000,000 first mortgage, secured by the building and surrounding property. The first mortgage, taken out in December 1999, bears an 8.375% interest rate, and is amortized over a period of 15 years. The average monthly payments on the first mortgage equal $29,332.78.

 In addition, subsidiaries of the Company occupy the following commercial properties:

     o SMIL leases 32,776 square feet in Algona, Washington for its shipping and warehouse operations. The lease expires December 31, 2003.

     o SMIL also leases warehouse property in Tukwila, Washington which it currently subleases to a third party. The lease expires on April 30, 2000.

     o Origin leases 24,048 square feet of office and warehouse space located in Salt Lake City, Utah. The lease expires on September 30, 2004.

     o Wade Cook Financial Education Centers, Inc. leases approximately 10,000 square feet of office space in Gig Harbor, Washington. The lease expires on July 7, 2001.

     o Wade Cook Financial Education Center, Inc. leases 2,107 square feet of office space located in Federal Way, WA. The lease expires in February of 2002.

     o Wade Cook Financial Education Center, Inc. leases 3,400 square feet of office space located in Lynnwood, WA. The lease expires in July of 2002.

     o Wade Cook Financial Education Center, Inc. leases 2,400 square feet of office space located in Olympia, WA. The lease expires in February of 2004.

     o Wade Cook Financial Education Center, Inc. leases 4,000 square feet of office space located in Kent, WA. The lease expires in September of 2000.

     o Quantum Marketing, Inc. owns an office building in Santa Anna, California. The building and surrounding land are subject to a first mortgage in the amount of $560,000. The refinancing was complete in June 1999 and is due and payable five years following such date. Under the terms of the financing agreement, the Company is obligated to make monthly principal payments of $7,093.84 in addition to the payment of interest calculated at the current market rate.

     o Ideal leases a total of 8,000 square feet of office space located in Memphis, Tennessee. The lease is set to expire on February 22, 2002.

In addition to the foregoing, the Company, through various subsidiaries and other entities, also holds minority interests in certain other hotel properties and raw and undeveloped land. See "Business - Hotels and Commercial Real Estate."

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

Investigation by the State of Washington, Securities Division. Since September 1996, the Washington State Department of Financial Institutions, Securities Division has been investigating Mr. Cook, SMIL, and the Company. The Company has been informed that the investigation is being performed pursuant to RCW
21.20.370 and 21.20.700. On July 2, 1999, the Superior Court for the State of Washington in King County granted the State of Washington its petition to enforce a subpoena ordering the Company to produce its list of certain Washington State customers. The subpoena was issued subject to a Protective Order granted in favor of the Company by the same court on July 10, 1999. The Protective Order limits the manner in which the Securities Division can contact customers of the Company. On September 7, 1999, the Company brought suit against Deborah Bortner and Rex Staples, solely in their official capacities as employees of the Department of Financial Institutions, Securities Division, of the State of Washington, for declaratory and injunctive relief. The Company's complaint asks that the Court find that the Company does not qualify as an "Investment Advisor" under RCW 21.200.5(6) and thus is not subject to the Securities Division's jurisdiction. In the alternative, if the Court finds that the Company is an "Investment Advisor" under RCW 21.200.005(6), said complaint asks the court to rule that the provisions of RCW 21.20 et seq. violate the Company's federal and state constitutional rights of free speech, and freedom of publication. On December 17, 1999, in response to the Company's complaint the Superior Court of the State of Washington in and for King County issued an oral ruling denying a motion for summary judgment filed by the State of Washington and advising the Department of Financial Institutions that it had until March 1, 2000 to file an action or cease its investigation. As of March 1, 2000, no action has been filed by the State and the parties are in negotiations to resolve the matter. Although no civil or criminal charges have been brought and the Company does not believe that it or its officers or directors have violated applicable laws, no assurance can be given that enforcement proceedings will not be brought against the Company, or its officers or directors, or as to the outcome of any investigations by the Washington State Attorney General.*

Stuart E. Mac Gregor, II vs. Wade B. Cook, Wade Cook Seminars, Inc., Information Quest, Inc. and Wade Cook Financial Corporation. On September 21, 1999, Mr. Stuart Mac Gregor filed suit in the Superior Court of Washington for King County against Mr. Cook and the Company. The complaint alleges that Mr. Cook and the Company committed negligent misrepresentation, fraud, and conspiracy to commit fraud in selling products and services to Mr. Mac Gregor. Mr. Mac Gregor seeks approximately $54,000 in actual and consequential damages, and also requests exemplary damages in the matter. On February 28, 2000, the Company was granted a protective order limiting the scope of Mr. Mac Gregor's discovery requests. The Company filed a Complaint denying that it has engaged in any unlawful practices and intends to defend itself in this matter.* The Company has not yet determined the impact on its financial statements and has not made provisions for losses, if any.

Vendor suits. During the fourth quarter of 1999, two of the three vendors who had previously commenced suit against the Company settled without trial. At the end of the year, two additional vendors had taken legal action against the Company with respect to allegedly delinquent payments for services. Collectively, the dollar amount sought by these vendors is $412,000.00. The Company is currently assessing its options in these matters.

Himmelman and Love vs. Wade Cook Seminars, Inc., et al. On February 26, 1999, two former employees of Wade Cook Seminars, Inc. filed a complaint with the Pierce County Superior Court of the state of Washington alleging sexual harassment, retaliatory discharge and defamation. Although no specific damages are alleged, the plaintiffs request lost income, pain and suffering, emotional distress, court costs, reasonable attorney fees, and punitive damages. On May 4, 1999, the Company submitted a response to the Plaintiff's complaint denying all claims thereunder and presenting affirmative defenses. Trial originally scheduled for March 2000, has been rescheduled for August 8, 2000. The Company has responded to Plaintiff's discovery requests, and will be filing a motion for summary judgement on several of the issues involved. The Company believes that it has not engaged in any unlawful practices and intends to defend itself in this matter.* The Company has not yet made an estimate of potential exposure or determined the impact on its financial statements and has not made provisions for losses, if any.

Stock Market Institute of Learning, Inc. v. Preston Christiansen, Panorama Capital, Inc., and Bull by the Horns. On January 20, 2000, the Company filed in United States District Court for the Western District of Washington against the defendants named above. The Company filed on the grounds that the defendants breached non-compete and confidentiality agreements with the Company, breached fiduciary duties owed to the Company, tortiously interfered with the business relations, violated the Uniform Trade Secrets Act ("UTSA"), and committed copyright infringement with respect to the Company's proprietary materials. The Company seeks a minimum of $150,000 in damages, an injunction against competition, attorney fees, and double damages for violations under the UTSA. The Company intends to vigorously defend its rights in this matter.

Stock Market Institute of Learning, Inc. v. Commissioner of Internal Revenue Service. On January 13, 2000, SMIL filed a petition of appeal with the United States Tax Court with respect to a "Notice of Deficiency" issued on October 21, 1999. The Company's petition challenges the Commissioner's disallowance of various business deductions taken in the 1996 and 1997 fiscal years. The Commissioner assessed the Company deficiencies in the amount of $4,191.00 and $464,073.00 for 1996 and 1997 respectively. The Company has not paid the disputed deficiencies, and as a result penalties and interest may attach if the Company is unsuccessful in its efforts. The Company intends to defend itself vigorously in this matter.

Wade Cook Financial Corporation and Stock Market Institute of Learning, Inc. v. Kim Brydson et al. In December 1999, the Company filed a complaint against the defendants in the United States District Court for the Western District of Washington. The Company alleges that the defendants committed copyright infringement with respect to its seminar contracts, materials and products; committed trade dress infringement with respect to the Company's methods of operations, violated 15 U.S.C section 1125 (the "Lanham Act") by using false designations of origin or misleading statements of fact, breached employee non-compete and confidentiality agreements, breached fiduciary duties, tortiously interfered with contractual relations between the Company and third parties, and violated the Uniform Trade Secrets Act. The Company seeks a minimum $250,000 in actual damages, and an injunction against unlawful competition and infringement upon the Company's intellectual property rights. In the alternative, the Company seeks actual damages equal to 50% of all profits earned by the defendants, plus prejudgment interest, attorney fees, and costs. The Company intends to vigorously defend its rights in this matter.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable

                                     PART II

Item 5.  Market for Registrant's Common Equity And Related Stockholder Matters

Price Range of Common Shares

The Company's Common Stock has been traded on the over-the-counter Bulletin Board under the ticker symbol "WADE" since August 11, 1997. Prior to that time, the Company's Common Stock was quoted under the stock symbol "PFNL" in the over-the counter-market. The following table sets forth, for the periods indicated, the high and low bid quotations for the Company's Common Stock on the relevant markets. The quotations reflect inter-dealer prices which may include retail markups, markdowns or commissions and may not reflect actual transactions.

                               OTC Bulletin Board
                          ---------------------------
                                             --------------- --------------
                                                  High            Low
                                             --------------- --------------
1998
   First Quarter..........................           4.19           2.53
   Second Quarter...........................         2.81           0.97
   Third Quarter............................         1.66           0.72
   Fourth Quarter...........................         1.06           0.37

1999
   First Quarter............................         0.82           0.31
   Second Quarter...........................         0.51           0.32
   Third Quarter............................         0.50           0.20
   Fourth Quarter...........................         0.29           0.18

-----------------

As of February 11, 2000, the Company had approximately 10,290 shareholders of record (including nominees and brokers holding street accounts. As of March 24, the last sale price for the Company's Common Stock on the OTC Bulletin Board was $0.41 per share.

The Company has never paid cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company intends to continue to retain any earnings to expand and develop its business.

Recent Sales of Unregistered Securities

None

Item 6.  Selected Financial Data.

The following selected consolidated financial data of the Company is qualified in its entirety by reference to and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 1999 and 1998 and the consolidated balance sheet data at December 31, 1999 and 1998 are derived from and are qualified by reference to the Company's audited consolidated financial statements which were audited by Miller and Co. The consolidated financial data from prior years is unaudited.

                                              1999          1998           1997           1996           1995
                                          ------------- -------------- -------------- -------------  -------------
                                                           (in thousands, except per share data)
  Statement of Operations Data:
  Net sales                               $    84,128     $   118,207    $    93,343    $    37,008    $     6,504
  Cost of sales                           $    40,517     $    56,763    $    39,492    $    14,460    $     2,877
                                          ------------- -------------- -------------- -------------  -------------
  Gross profit                            $    43,611     $    61,444    $    53,851    $    22,548    $     3,627
  Operating expenses                      $    50,869     $    57,890    $    39,309    $    18,178    $     3,333
                                          ------------- -------------- -------------- -------------  -------------
  Income (loss) from operations           $    (7,258)   $     3,554    $    14,542    $     4,370    $       294
  Other income (expenses)                 $      602     $     1,656    $      (706)   $       (74)   $       (55)
                                          ------------- -------------- -------------- -------------  -------------
  Income (loss) from continuing
     operations                           $    (6,656)   $     5,210    $    13,836    $     4,296    $       239
                                          ------------- -------------- -------------- -------------  -------------
  Income (loss) from Continuing
  Operations Data (1,2)

  Income (loss) before income taxes,
  minority interest, and acquired
  operations as reported                   $    (6,656)  $     5,210    $    13,836    $     4,296    $       239

  Provision (benefit) for income taxes     $    (2,853)  $     2,346    $     5,579    $     1,452    $       171

  Minority interest in loss of             $        55   $       127    $        21    $         -    $         -
  subsidiary
                                          ------------- -------------- -------------- -------------  -------------
  Net income (loss)                        $    (3,748)  $     2,991    $     8,278    $     2,844    $        68
                                          ============= ============== ============== =============  =============


                                              1999           1998           1997           1996           1995
                                          -------------  -------------  -------------  -------------  -------------
                                                           (in thousands, except per share data)
Per Share Data:

Income (loss) from continuing              $     (0.06)  $      0.05    $      0.13    $      0.05             -
operations per share

Weighted average shares outstanding             63,870        63,888         63,363         59,610        57,585

Consolidated Balance Sheet Data:

Total assets                               $    33,605   $    58,698    $    41,404    $    16,938    $    2,283

Total debt, including current portion           17,220        39,011         24,649         12,618         1,458
                                          -------------  -------------  -------------  -------------- -------------
Shareholders' equity                       $    16,383   $    19,687    $    16,755    $     4,320    $      825
                                          =============  =============  =============  ============== =============


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

Overview

WCFC is a holding company that, through its wholly owned subsidiaries SMIL and Semper Financial Inc., conducts educational business seminars, produces and sells video and audio tapes, and distributes books and other written materials focusing on trading strategies and personal wealth creation. The Company's core business is financial education, through its seminar and publishing concerns. These core businesses are complemented by bookstores that focus on financial education, a pager service that provides stock quotes and other financial information, a subscription-based web site that provides stock market information and that illustrates the strategies taught in the Company's seminars and publications and a travel-related service provider.

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

In January 1998, the Company acquired interests of employees of the Company in businesses created to market materials and services associated with the Company's financial education business - IQ, Get Ahead and Quantum. During the quarter ended September 30, 1998, the Company disposed of the business of Entity Planners, Inc. ("EPI"), its entity formation business. The buyer paid $250,000 to the Company for the stock of EPI, and agreed to pay up to $17.5 million to the Company in royalty payments based on future sales of the business under a Licensing Agreement. The Company accounts for EPI as a discontinued business operation. In June of 1999, the Licensing Agreement was mutually terminated by all parties and the Company entered into a temporary licensing arrangement with EPI. Under the temporary licensing arrangement, the Company receives payments in the form of marketing fees equal to 35% of EPI's gross proceeds. The Company currently conducts business with EPI under the terms of the temporary arrangement.

In addition to pursuing its core businesses, the Company has made a variety of investments in real estate, hotels, oil and gas projects and other venture capital limited partnerships and private companies and in marketable securities. In 1997, the Company formed Bountiful Investment Group ("BIG") to manage its real estate and hotel investments, and embarked on a strategy of acquiring larger stakes in hotel projects. See Part I, Item 1, "Business - Hotels and Commercial Real Estate." During 1998, the Company acquired Best Western McCarran House in Sparks, Nevada and the Four Points by Sheraton Inn in St. George, Utah and increased its 25% interest in the Airport Ramada Suites in Salt Lake City, Utah to a 75% interest. The financial results of each of these properties is consolidated in the Company's financial statements from the date the majority ownership was acquired. In May 1999, the Company sold its majority interest in the Fairfield Inn in Provo Utah for $800,000. The Company received $600,000 of the purchase price in the form of cash, debt assumption, and the payment of management fees. The remainder of the purchase price was paid in the form of a parcel of undeveloped land appraised at $200,000 which is located in Temp View Quail Valley Drive, Provo, Utah. During December 1999, the Company sold its majority hotel interests in the Bestwestern Macarren House, the Four Points by Sheraton, St. George, and the Airport Ramada Suites. The Company sold the three hotels for a total sales price of $12,700,00, $9,890,000 of which represented debt assumption by the buyer of the hotels.

In 1999, the Company experienced a decline revenues, substantial general and administrative expenses, and the continuing obligation to fund investments in hotel and other projects outside its traditional business. These factors have reduced profits in recent periods. During 1999, the Company experienced a sharp decrease in revenues due to lower than anticipated sales in its seminar and product segments, the repayment of Company debt, and the continued financing of the Company's investments and prior acquisitions. The Company cannot predict the effect that world economic conditions or stock market volatility will have on the interest of investors in the seminars and other products and services of SMIL or its other subsidiaries, or on their revenue or profits. There can be no assurance that the Company will be profitable in the future.

The following tables set forth the net sales, cost of sales and operating income of the continuing operations of each of the business segments for the years ended December 31, 1999, 1998, and 1997:

         (in thousands)                     1999              1998               1997
                                          --------          ---------          --------
         Net Revenue
         Seminars                         $59,242           $ 78,191           $60,759
         Product Sales                     12,955             24,355            29,386
         Hotels                             3,778              3,336                 -
         Pager Service                      5,395              8,427                 -
         Travel Service                     5,730              5,874             3,198
         Other                              5,360              8,576             4,302
         Less: inter-company sales         (8,332)           (10,552)           (4,302)
                                          --------          ---------          --------
         Totals                           $84,128           $118,207           $93,343


         Costs of Revenue
         Seminars                         $28,544           $ 35,842           $19,319
         Product Sales                      6,708             16,011            17,210
         Hotels                             4,141              4,265                 -
         Pager Service                        578                525                 -
         Travel Service                        49                  8             2,963
         Other                                497                112                 -
                                          --------          ---------          --------
         Totals                           $40,517           $ 56,763           $39,492


         Operating (loss) Income
         Seminars                         $(4,479)          $    483           $10,907
         Product Sales                     (1,442)               813             3,538
         Hotels                              (363)              (432)                -
         Pager Service                        847              2,494                 -
         Travel Service                      (716)               508                97
         Other                                 43                419                 -
         Less: inter-company profit        (1,148)              (731)                -
                                          --------          ---------          --------
         Totals                           $(7,258)          $  3,554           $14,542

Results of Operations

Year ended December 31, 1999 compared with year ended December 31, 1998

Revenue. Revenue decreased by $34.1 million from $118.2 million in 1998 to $84.1 million in 1999. Revenue from seminars decreased by $19 million from $78.2 million in 1998 to $59.2 million in 1999. The decrease in seminar revenue was due to a number of factors including fewer seminar attendees in the fall and summer months, a restructuring of the Company's Seminars Department which had the effect of reducing the over-all number of seminars held in 1999, negative press coverage, and to some extent saturation of the Company's services in certain markets. The Company's restructuring resulted in the Company holding only 2,700 seminars in 1999 as compared to 3,737 such seminars held in 1998 (see
Item 1. Business, Financial Education Seminar Businesses). The Seminars that the Company now holds are targeted at only those urban centers with large populations. It is anticipated that by holding fewer seminars in cities with larger populations, the Company will be able to cut the overall costs of its seminars and the related advertising, and hence improve profitability.* However, no assurances can be made that the Company's efforts will be successful or increase profitability.

Revenues from books and other product sales decreased by $11.4 million from $24.4 million in 1998 to $13 million in 1999 due primarily to lower attendance in the Company's seminars segment where its products are frequently marketed and sold, the Company's current restructuring efforts, negative press coverage, and to some extent saturation of the Company's products in certain markets. Revenues in the hotel segment increased by $500,000 from $3.3 million in 1998 to $3.8 million in 1999. The increased revenues in the hotel segment were principally attributable to the fact that the Company's hotels became fully operational in 1999, that the hotels' reservation systems were in place, and that the occupancy rate of the hotels increased.

Revenues from the Pager segment decreased by 3 million from $8.4 million in 1998 to $5.4 million in 1999. The decrease in revenue from pagers was the result of a decrease in subscription renewals, and decrease in attendance at the Company's seminars segment where the Pager segment's products are principally marketed.

Travel related services decreased by $200,000 from $5.9 million in 1998 to $5.7 million in 1999. The decrease in revenue from the travel segment was the principal result of decreased bookings in travel from clients other than the Company, the Company's restructuring efforts which reduced its over-all travel needs, and a reduction in the amount of travel agent training kits sold to the public. Other revenues (consisting principally of sales from Company bookstores, and real estate ventures) decreased by $3.2 million from $8.6 million in 1998 to $5.4 in 1999. The decrease in Other revenues was due to low sales in the Company's retail bookstores in the first half of 1999, and the liquidation and closing of such retail bookstore in the second half of 1999.

Costs of Revenue. Costs of revenue decreased by $16.3 million from $56.8 million in 1998 to $40.5 million in 1999. Cost of conducting seminars, which consist largely of royalties, speaker fees, cost of meeting rooms and travel decreased by $7.3 from $35.8 million in 1998 to $28.5 million in 1999, due to an decrease in the number of seminars held. Royalty expenses to Mr. Cook related to continuing operations were $3 million in 1999 as compared to $7.8 million in 1998. The decrease of $4.8 million is attributable to lower sales of the Company's products and seminars.

Cost of product sales decreased by $9.3 from $16 million in 1998 to $6.7 million in 1999, primarily attributable to a decrease in the number of seminars held where products are sold, and to inventory reductions. Cost of sales in the pager segment increased by $53,000 from $525,000 in 1998 to $578,000 in 1999. Cost of sales in the hotel segment decreased by $100,000 from $4.2 million in 1998 to $4.1 million in 1999. Travel service costs increased by $41,000 from $8,000 in 1998, to $49,000 in 1999, attributable to products newly developed toward the end of the fourth quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $7 million from $57.9 million in 1998 to $50.9 million in 1999, principally due to reduction in employee overhead, reductions in the temporary employee payroll, and salary/benefits adjustments.

Operating Income. Operating income decreased by $10.9 million from $3.6 million in 1998 to ($7.3) in 1999. The decrease was due principally to investment write-offs taken in the fourth quarter of 1999, increased cost of sales during the first three quarters of 1999, and a reduction in segment revenues.

Other Income and Expense. Other income and expense consists principally of royalty income, securities trading, interest income and expense and losses on private Company investments. In 1998, other income amounted to $1.7 million compared to $602,000 in 1999. The principal reasons for the decrease were losses recognized on the sale of hotels; and the writing-off of two unprofitable investments, namely Standard American Oil Company, and one oil well. These losses partially offset gains of $3.7 million recognized on the sale of marketable securities.

Income Taxes. The Company's financial statements reflect a provision for income taxes of $(2.9) million and $2.3 million for the years ended 1999 and 1998, respectively, reflecting a loss for the Company during 1999. The Company's effective tax rates have historically differed from the federal statutory rate primarily because of certain deferred revenues, unrealized gains and losses on trading securities, accelerated depreciation and state taxes. As a result of the foregoing, net income from operations was a gain of $3.8 million, or $.06 per share in 1998, compared with loss ($3.7) million, or ($0.06) per share in 1999.

Year ended December 31, 1998 compared with year ended December 31, 1997. Please refer to note P in of the Financial Statements when reading the comparison between the years ended December 31, 1998, and the year ended December 31, 1997.

Revenue. Revenue increased from $93.3 million in 1997 to $118.2 million in 1998. Revenue from seminars increased from $60.8 million in 1997 to $78.2 million in 1998. The increase is due in part to the fact that SMIL changed its fiscal year in 1997 and 1997 results include only eleven months of SMIL's operations. The Company held 3,737 seminars in 1998 compared to 2,416 in 1997. However, revenue generated per seminar decreased from $25,150 per seminar in 1997 to $21,000 per seminar in 1998, due to a reduction in participants per seminar.

Books and other product sales decreased by $5.1 million, from $29.4 million in 1997 to $24.3 million in 1998 due to the reduced demand for titles that were published in 1997 combined with the production of fewer new titles in 1998. In addition, product sales for 1997 included $1.4 million in commissions from the sale of pagers, whereas the pager business is accounted for as a separate segment in 1998 with revenue of $8.4 million after the Company acquired it in January 1998. Product sales also include WIN subscription revenues which decreased from $4.0 million in 1997 to $2.8 million in 1998, as more subscribers paid the renewal rate of $1,995 per year rather than the new subscriber rate of $2,995, and free WIN subscriptions were offered as promotions in connection with seminar sales. The results of operations of hotels were reported on a consolidated basis in 1998 for the first time, as the Company acquired majority interests, and resulted in 1998 revenues of $3.3 million.

Travel related services decreased by $900,000 from $3.2 million in 1997 to $2.3 million in 1998. Other revenues (consisting of principally sales from Company bookstores) were $1.7 million in 1998, as the businesses generating these revenues were established or acquired in 1998.

Costs of Revenue. Costs of revenue increased by $17.3 million, from 1997 to 1998. Cost of conducting seminars, which consist largely of royalties, speaker fees, cost of meeting rooms and travel increased from $19.3 million in 1997 to $35.8 million in 1998, due to an increase in the number of seminars held and increased logistics costs of staging seminars. Royalties to Mr. Cook related to continuing operations were $8.0 million in 1998 and $10.0 million in 1997. Mr. Cook agreed to a $2.0 million reduction in royalties for the quarter ended September 30, 1998.

Cost of product sales decreased from $17.2 million in 1997 to $16 million in 1998, reflecting lower product sales. Cost of sales in the pager segment, consisting principally of pager service fees were $525,000. Cost of sales in the hotel businesses, consisting principally of payroll and supplies, were $4.3 million. Travel service costs decreased by $2.9 million in 1998, reflecting a change in the method of categorization used by the Company for present and future reporting.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $39.3 million in 1997 to $57.9 million in 1998, principally due to increases of approximately $6.0 million in advertising expense and approximately $6.0 million in employee compensation and benefits. The great majority of the increase was attributable to the seminar and product segments.

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

Year ended December 31, 1997 compared with year ended December 31, 1996

Revenue. Revenue from continuing operations for the year ended December 31, 1997 were $93.3 million as compared to revenues of $37.0 million for the year ended December 31, 1996. Results for 1997 include the results of WCSI for only eleven months due to a change in WCSI's fiscal year end from January 31 to December 31. Revenues grew significantly due to several factors, including a substantial increase in marketing, and the fact that several books authored by Mr. Cook appeared on the New York Times Business Best Seller list, resulting in greater recognition for Mr. Cook in the investment education market. Seminar sales grew from $23.8 million in 1996 to $60.8 million in 1997. Book and product sales rose from $13.2 million in 1996 to $29.4 million in 1997. Businesses acquired in 1997 contributed $6.0 million to the increase in revenue.

Costs of Revenue. Costs of revenue increased from $14.5 million to $39.5 million due primarily to a corresponding overall growth in revenues. The costs to conduct the seminars increased from $8.0 million in 1996 to $19.3 million in 1997. Costs of product sales grew from $6.4 million in 1996 to $17.2 million in 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by over $21 million to $39.3 million in 1997 from $18.2 million in 1996. The increase was attributable to increases in compensation and benefits ($7 million in 1996 compared to $16 million in 1997), and advertising ($6 million in 1996 compared to over $16 million in 1997), reflecting the increased size and scope of the Company's business.

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

Operating Income. Operating income increased from $4.3 million in 1996 to $14.5 million in 1997, an increase of $10.2 million. The increase was due to the Company's achieving revenue growth, while maintaining high profit margins on both seminar and product sales revenues as well as taking advantage of the economies of scale in the distribution, travel, and publishing areas.

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

Liquidity and Capital Resources

At December 31, 1999, the Company had current assets of $10.2 million and current liabilities of $13 million, resulting in a working capital deficit of $2.8 million. Current liabilities decreased $15 million from $28 million in 1998 to $13 million in 1999. The working capital deficit at December 31, 1999 was $15 million. The decrease in liabilities is primarily attributable to repayment of delinquent taxes and other obligations, and sale of four hotels which were heavily encumbered with debt. The Company's current assets decreased by $1.8 million from $12 million in 1998 to $10.2 million in 1999. The Company's current assets decreased due to the liquidation of some of its marketable securities, and residual decrease is due the sale of its equity interests in the four hotels. Current liabilities at December 31, 1999, include $2.4 million in deferred revenue, which results principally from payments received from persons who have signed up and paid in advance for future pager services, subscriptions to the WIN website or to attend seminars not yet held. Current liabilities at December 31, 1999 also include $108,000 in taxes payable.

At December 31, 1999, the Company had payables to related parties of $1.9 million, which represent principally royalties owed to Mr. Cook.

The market value of the Company's marketable securities decreased from $2.9 million at December 31, 1998 to $1.9 at December 31, 1999, due to the liquidation of some of the Company's equity interests, the proceeds of which were used to assist in funding operations. Inventory decreased from $3.7 million at December 31, 1998 to $2.6 million at December 31, 1999 due principally to the closing five retail locations run by Wade Cook Financial Education Centers, Inc., a wholly owned subsidiary, and the reliance on previously existing inventory held in several of the Company's subsidiaries. At December 31, 1999 the Company also had receivables from related parties of $3.1 million consisting principally of term loans to employees and directors, the majority of which are secured by mortgages on real property.

The Company's principal source of cash in the past has been from the operation of its investment seminars and sales of tapes, books and other materials focused on business strategies and financial and personal wealth management. The Company does not have an established bank line of credit. The results of operations was
(4) million in 1999. This decrease reflects losses incurred in operations.

Cash generated from financing activities, principally borrowing, was $9.9 million in 1999, compared with ($6.5) million in 1998. A portion of the cash generated by financing activities resulted from the refinancing of the Company's headquarters in the principal amount of $3,000,000. The proceeds of the mortgage were used to pay down accrued federal income taxes of $2,932,315 owed to the Internal Revenue Service (the $2,932,315 figure reflects adjustment for closing costs). The remainder of cash generated by financing activities is attributable to a refinancing of property owned by the Company in Santa Anna, California, and the financing of properties in the Hotel segment.

In addition to cash received from its own operations, the Company is entitled to receive payment under its temporary license agreement with Entity Planners Inc.("EPI") (See Item 1. Business, "Sale of Entity Planners, Inc." With the Sale of EPI and EPI's subsequent transfer to the Anderson Law Group, the Company entered into a temporary arrangement which provides for the payment of marketing fees in the amount of 35% of EPI's gross proceeds to be paid to the Company.

The Company's other investments (formerly captioned non-marketable investments) include the following:

                                                                 Investment
     Description of the Investment                             (in thousands)
     -----------------------------------------------------------------------
     Oil and gas properties                                        $691

     Hotel and motel investments                                   $601

     Investments in undeveloped land                               $1,981

     Private Companies- various industries                         $940
                                                               -------------
     Total non-marketable investments                              $4,213
                                                               -------------

The Company continues to use cash to fund its interests in hotel properties and other businesses. Use of cash for these purposes has significantly exceeded cash generated by operations. Net cash used to fund these continuing investments was $13 million in 1999, compared with $(20.6) million in 1998. The decrease was due to the sale of several hotel properties, and the Company's decision to reduce spending on investments outside the Company's area of expertise in the seminar segment. Property and equipment decreased from $29.2 million at December 31, 1998 to $12.1 million at December 31, 1999, reflecting principally the sale of four hotel interests. Other investments decreased from $9.7 million at December 31, 1998 to $4.2 million at December 31, 1999, due principally to the writing-off of investments in Standard American Oil Company and an oil well, with the residual decrease reflecting the Company's reduced investment in hotels.

The Company's practice of using available cash to fund subsidiaries, hotels and new non-marketable investments, its working capital deficit, and the fact that the Company's seminar segment has not generated cash as in the past have resulted in constraints on liquidity. The Company has not paid all accounts payable in a timely manner and several creditors have commenced or threatened litigation to obtain payment.

The Company has a number of cash commitments and requirements in future periods, including its unpaid taxes and other current payables, and $12.9 million in current maturities of long-term debt at December 31, 1999.

The Company regularly evaluates other acquisition and investment opportunities, and additional cash resources may be devoted to pursuing such opportunities. In the fourth quarter the Company, through its wholly owned subsidiary SMIL, invested in the stock of three companies. The investments are as follows: 80,000 shares of E-automate, Inc. common stock at $240,000 acquired through a private placement; 450,000 shares of Surfbuzz.com, Inc. common stock at $450,000 acquired through a private placement; and 75,000 shares of CeriStar, Inc. common stock at $150,000 acquired through a private placement. In December 1999, the Company paid $40,000 to E-automate and $150,000 to Ceristar for common stock, the remaining balance due for the above stock purchases was not funded until January 2000 and is not reflected in the 1999 financial statements. In January 2000, the Company purchased an additional 100,000 shares of Surfbuzz.com common stock and 50,000 shares of Ceristar, Inc. common stock for an additional $100,000 respectively. E-automate is a software manufacturer that integrates small business operations. Surfbuzz.com is a world wide web search engine access tool. Ceristar is a company engaged in integrating telecommunications systems.

If the Company is required to generate cash for working capital purposes from its properties and Other investments, it may not be able to liquidate these assets in a timely manner, or in a manner that allows the Company to realize the full value of the assets. Failure to generate adequate cash resources for working capital could require the Company to cut back operations, delay or cancel expansion and development projects, dispose of properties, businesses or investments on unfavorable terms or cause the Company to be unable to meet obligations.*

Management is aware of the significant reduction in the Company's revenues, continued working capital deficit, and the lack of profit from operations for the year ended 1999. Management recognizes that to the outside investor these factors raise questions about the Company's ability to continue as a going concern. In response to such questions, management has initiated a number of steps to reduce costs, improve profitability and improve the Company's overall financial condition. The steps being taken to reduce costs, improve liquidity and profitability are listed below. Many of these steps were put into place during the fourth quarter of 1999:

          (1) Refocus the Company's efforts in its core business of conducting educational stock market seminars; including: (A) Selling the Company's majority interests in the Hotel segment. In selling the majority of the Company's hotels, Management recognized that large capital expenditures would be required over the next several years to maintain the hotels as viable investments and that the hotels themselves were unlikely to be profitable within the foreseeable future. In 1999, the Company realized a loss of approximately $4 million from the hotel operations and the sale of that investment. (B) Discontinuance of unprofitable ventures. In the fourth quarter, the Company ceased involvement in the asphalt repair business and discontinued its participation in an oil well found to be contaminated. Management determined that these ventures were currently unprofitable and were unlikely to be profitable any time in the future. Approximately 1.2 million of the Company's 1999 loss is attributed to these eliminations.
               (C) Streamling operations by holding fewer seminars. The Company initiated a plan to reduce the number of seminars it holds and has chosen to hold such seminars only in the 25 most populous U.S. cities. The expected effect of this restructuring is a more efficient allocation of Company resources and a reduction in the costs related to travel, speakers, meeting room space, and an improvement in gross profit per attendee.*

     (2)  Reduction of costs and improvement in profitability, including:
          (A) Tailored marketing and advertising efforts in order to maximize advertising expenditures as well as management involvement in the demographics review and the effectiveness of advertising efforts.
          (B) Reduction in number of Company employees, re-evaluation of employee benefits, and the implementation of a benefits and expenditures review system by Management.
          (C)  Implementation  of  a  purchase  order  system  and  Company-wide budgets.
          (D) Implementation of a program wherein the Company's educational brokerage accounts are strictly monitored in order to assure that the Company's trading strategies are followed. As of December 31, 1999, the Company's educational trading accounts showed unrealized and realized gains of $3.7 million up from the average account balance of $2.9 million in 1999. The Company attributed much the increase in the educational brokerage accounts to the implementation of this program.

     (3) Improvement of liquidity situation through a reduction of current liabilities. Due to the steps listed below the working capital deficit for the year ended December 31, 1999 improved by over $15 million over the year ended December 31, 1998.
          (A) Management refinanced the corporate headquarters in December of 1999 in order to pay federal taxes due in 1997 and 1998. Due to the loss in 1999, the Company intends to apply for a tax credit and receive a return of taxes recently paid and use such refund to assist in the further reduction of current liabilities.
          (B) The Company negotiated payment plans with vendors to satisfy accrued but unpaid obligations.
          (C) The Company sold four of the hotels heavily encumbered with debt, and thus greatly reduced current liabilities and improved its liquidity situation.

Management   believes   that  the  steps   outlined   above  will   improve  the
profitability, the overall financial condition of the Company; however, no assurances can be made that such steps will prove successful.

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

Year 2000

The Company did not experience any significant disruption to its computing systems or to its over-all operations at the commencement of the Year 2000, and does not presently anticipate that any problems will arise in connection with Year 2000 readiness in the future.

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

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant.

The individuals referenced below include persons who served as Company's directors, executive officers and key employees during the year ended December 31, 1999 and/or up until February 28, 2000:


Name                        Age          Position
----                        ---          --------
Robin Anderson               36          Assistant to the President Over Sales
                                           and Marketing, and Director
Joel Black                   45          Director
Cynthia Britten              34          Chief Financial Officer, and Treasurer
Laura M. Cook                47          Consultant to Executive Management,
                                           Secretary and Director
Wade B. Cook                 50          Chairman, Chief Executive Officer, and
                                           President
Nick Dettman                 55          Director
Robert T. Hondel             56          Director of the Sales Department at
                                           SMIL and Director
Janice Leysath               44          Director
Deborah Losse                46          Assistant to the President Over
                                           Seminars and Product Development
Angela Pirtle                38          Director
Carl Sanders                 56          Executive Assistant to the President
Gene Stevens                 56          Director
Dan Wagner                   39          Director and Independent Consultant
Bruce Couch (1)              51          Vice President of Operations
John Lang (2)                49          Director
Greg Maxwell (3)             46          Director
Richard Smith (4)            43          Chief Financial Officer
----------------------------

(1)  Mr. Couch left the Company in July of 1999.
(2) Mr. Lang resigned from the Company's Board of Directors effective November 2, 1999.
(3) Mr. Maxwell resigned from the Company's Board of Directors effective October 28, 1999.
(4) Mr. Smith resigned as Chief Financial Officer effective November 1, 1999, but continues as an employee of the Company.

Current Directors and Executive Officers

Robin Anderson, 36, has been a Director since 1997 and is currently the Assistant to the President Over Sales and Marketing. Ms. Anderson serves at the pleasure of the Board of Directors in her capacity as an executive officer. Ms. Anderson's term as a director expires in 2000 at the annual meeting of the stockholders. Ms. Anderson has been with the Company since 1994 and is the niece of Robert Hondel. Prior to becoming Assistant to the President, Ms. Anderson occupied many other positions with the Company including the Director of SMIL's Sales Department. In December of 1997, the Bankruptcy court dismissed an action filed by Ms. Anderson under Chapter 13 of the United States Bankruptcy Code with all outstanding claims satisfied in full.

Joel Black, 45, accepted appointed to the Company's Board of Directors in March 1999. Mr. Black's term as a director expires in 2000 at the annual meeting of the stockholders. From 1995 to the present, Mr. Black has served as the Chief Executive Officer for Education Leadership Dynamics, Inc., a privately held corporation that provides speaker and consulting services, operates a wilderness exploration program, and runs a private high school. Since 1986, Mr. Black has also been employed as a teacher in the Enumclaw, Washington School District, and provided his services as an educational consultant nationwide. Mr. Black received dual bachelor degrees from Brigham Young University in 1979 and 1980, a Masters of Outdoor Management and Recreation from Brigham Young in 1981 and a Doctorate in Educational Engineering from Pacific Western University in 1999.

Cynthia Britten, 34, the Company's Chief Financial Officer, who serves at the pleasure of the Board, joined WCFC in July of 1997 as the Assistant Controller. In December of 1997, Ms. Britten was promoted to Controller of the Company's subsidiaries, and then later in January of 1999 became the Accounting and Finance Manager. Prior to working for WCFC, Ms. Britten served as the on-site Controller for Trucktown, Inc., and was a Certified Public Accountant for
Martin/Grambush P.C. In 1980, Ms. Britten graduated from Washington State University with a Bachelor of Arts Degree in Business Administration. Ms. Britten was certified as a public accountant in April of 1993.

Laura M. Cook, 47, is the Corporate Secretary of the Company, a consultant to executive management, and has been a member of the Board of Directors of the Company since 1995. Mrs. Cook serves as an officer of the Company at the pleasure of the Board of Directors, and her term as a director expires in 2001 at the annual meeting of the stockholders. Additionally, Mrs. Cook serves as the Corporate Secretary for the majority of the Company's wholly-owned subsidiaries and a consultant to the executive management, and is the operational manager for various affiliates of the Company. Mrs. Cook is the spouse of Wade B. Cook, the Company's CEO, President, and Chairman of the Company's Board of Directors. Mrs. Cook's expertise over the past 15 years has been concentrated in managing accounting systems.

Wade B. Cook, 50, is the Chairman of the Board, CEO, and President of the Company and has occupied at least one of those positions since June 1995. Mr. Cook serves as an officer of the Company at the pleasure of the Board of Directors, and his term as a director expires in 2001 at the annual meeting of the stockholders. Since 1989, Mr. Cook also has served as Treasurer and President of the Stock Market Institute of Learning, Inc., a wholly-owned subsidiary of the Company. Since the end of 1998, Mr. Cook has also served as the President and Treasurer of the majority of the Company's wholly-owned subsidiaries. Mr. Cook has authored numerous books, tapes, and videos relating to finance, real estate, the stock market and asset protection. Furthermore, Mr. Cook actively participates in the activities of the Company, often providing his services as a speaker or trainer, or guiding the development of educational products on investing and personal wealth management. Mr. Cook is the spouse of Laura M. Cook, the Corporate Secretary and a Director of the Company.

Nick Dettman, 54, has been a director of the Company since 1997. Mr. Dettman's term as a director will expire at the Company's 2002 annual meeting of stockholders. He has been a pilot for Delta Airlines over 30 years and is also the owner and operator of Kalowai Plantation, an orchid ranch in Kauai, Hawaii.

Robert T. Hondel, 56, has been a director of the Company since 1997, and is currently the Director of the Sales Department at SMIL. Mr. Hondel also served as President of both Quantum Marketing, Inc. and Wade Cook Financial Education Centers, Inc., wholly-owned subsidiaries of the Company until the first quarter of 1999. Mr. Hondel's term as a director expires in 2000 at the annual meeting of the stockholders. Prior to working for the Company, Mr. Hondel spent 18 years as the Director and President of the Knapp College of Business in Tacoma, Washington. Mr. Hondel is the uncle of Robin Anderson.

Janice Leysath, 43, accepted appointed to the Company's Board of Directors in March 1999. Mrs. Leysath's term as a director expires in 2001 at the annual meeting of the stockholders. Mrs. Leysath has previously served on numerous civic and charitable boards and committees in Las Vegas, Nevada, including the American Heart Association Board, the Elementary Education Committee and the Heritage Museum Committee. From 1993 to 1995, Mrs. Leysath served as the Public Relations/Marketing Director for the Heart Institute of Nevada and as the Business Manager for Desert Cardiology. Mrs. Leysath currently runs her own medical claims processing business.

Deborah Losse, 46, joined the Company in June of 1998 and has been the Assistant to the President Over Seminars and Product Development since August of 1999. Mrs. Losse serves at the pleasure of the Board of Directors. Mrs. Losse was the Director of the Fortify Your Income seminars and the Director of Distribution from June of 1998 to October of 1998, and then Director of Product Development from October of 1998 to June of 1999. Additionally, from November 1997 to June of 1998, Mrs. Losse worked for a company that provided speaking services for SMIL. Prior to working for the Company, Mrs. Losse took approximately one year off from working, preceded by five years of employment at the Boeing Company.

Angela Pirtle, 38, was elected to the Company's Board of Directors in June of 1999. Mrs. Pirtle's term will expire in the year 2002 at the annual meeting of the stockholders. Since 1985, Mrs. Pirtle has worked as a licensed real estate broker in San Diego, California. In addition, Mrs. Pirtle volunteers substantial time to her community, including acting as a youth ministry teacher, Girl Scout leader, and Chairperson for several theatrical groups.

Carl Sanders, 56, joined the Company in November 1997 and has been the Executive Assistant to the President since August of 1999. Before becoming Executive Assistant, Mr. Sanders was a Vice President of Business Development (February 1998 to August of 1999), and prior to that the Director of Corporate Security (November 1997 to February 1998). Mr. Sanders serves in his current position at the pleasure of the Board of Directors. For the past 26 years, Mr. Sanders has worked in the field of personal security, most notably as the Manager of Corporate Security at Alaska Airlines, Inc. in Seattle, Washington and as a U.S. Secret Service Agent in Los Angeles, California. Mr. Sanders attended California State University at Long Beach where he received a Bachelor of Arts degree in Sociology.

Gene Stevens, 56, accepted appointment to the Board of Directors on March 20, 2000. Mr. Stevens replaces a vacancy in the Board of Directors left by the resignation of Greg Maxwell (Mr. Maxwell's term was set to expire in 2002). Mr. Stevens has been the proprietor of the Stevens Family Market since 1972. Prior to operating the Stevens Family Market, Mr. Stevens was an active member of the Washington State Air National Guard (from 1964-1970). Mr. Stevens graduated from Central Washington University in 1970 with a Bachelor of Arts in Business Administration.

Daniel Wagner, 39, was appointed to the Company's Board of Directors in April 1999. Mr. Wagner's term as a director expires in 2000 at the annual meeting of the stockholders. From 1995 to 1999, Mr. Wagner served as a seminar speaker for T.P. Management, Inc, a private corporation which provides speaking services for the Company. During July of 1999, the Company hired Mr. Wagner as an independent consultant to coordinate activities between the Company and it various speaker corporations. Additionally, the Company has hired Mr. Wagner to provide independent consulting services with respect to Wade Cook Financial Education Centers, Inc. ("WCFEC"), a wholly owned subsidiary of the Company.

Director and Executive Officers with terms expiring prior to December 31, 1999.

Bruce Couch, 51, joined the Company in June 1998 and held the position of Vice President of Operations until July 2, 1999. Mr. Couch is no longer employed by the Company. From January 1998 to June 1998, Mr. Couch served as a marketing consultant to the Company. From 1992 to 1997, Mr. Couch worked at Florida Marketing International, Inc., a marketing firm, as the Vice President of Marketing. Mr. Couch attended Utah State University in Logan, Utah where he received a Bachelors degree in Marketing.

John Lang, 49, served as a member of the Company's Board of Directors from June 2, 1999 to November 2, 1999 (currently Mr. Lang's directorship position remains unfilled). For the past 25 years, Mr. Lang has served as the Chief Executive Officer of Pinnacle Group L.L.C., a golf course development company located in Scottsdale, Arizona. Mr. Lang is also a trustee for the Pinnacle Foundation, a nonprofit foundation and handles the development, sales, marketing and property management for the Racquet Club at Scottsdale Ranch, Arizona. In addition, Mr. Lang serves on the Board of Directors for Phoenix Seminary. Mr. Lang received a Bachelors degree in Philosophy from Roanoke College, Salem, Virginia.

Greg Maxwell, 46, was appointed to the Company's Board of Directors in April 1999 and served until October 28, 1999. Since 1989, Mr. Maxwell has been a pilot for United Airlines and, prior to that time, was a registered representative for a registered broker/dealer in Dallas, Texas and a licensed real estate broker. Mr. Maxwell earned a Bachelors degree in Occupational Education (Aviation) from Southern Illinois University.

Richard Smith, 43, served as the Company's Chief Financial Officer from March 1999 to November 8, 1999. Currently, Mr. Smith is responsible for overseeing a number of the Company's operating subsidiaries. For the three years prior working at WCFC, Mr. Smith worked as an independent consultant, assisting companies in the areas of internal audit, cost control and asset protection. Prior to that time, Mr. Smith served for eight years as the Director of Internal Audit for Egghead Software. Mr. Smith received a Bachelor of Arts degree in Political Science from Brigham Young University in 1985.

Section 16(a) Beneficial Ownership Reporting Compliance

The federal securities laws require the Company's directors and executive officers, and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of any securities of the Company.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1999, all of the Company's directors, executive officers and greater-than-ten percent beneficial owners made all required filings on a timely basis.

Board Meetings and Committees

During 1999, the Board of Directors held 9 meetings.

Board Committees

Until November 14, 1999, the Company recognized three distinct Board Committees under its Bylaws. The Committees were as follows: the Executive Committee established with the authority to approve acquisitions, financing, and disposition of certain assets; the Audit Committee established to maintain relations with the Company's independent auditors and to monitor fiscal policies and procedures; and the Compensation Committee established to review compensation strategies, employee salaries, and benefits programs. Laura Cook (Chair) Wade Cook, Angela Pirtle, Robert Hondel, and Robin Anderson (Vice-Chair, and Secretary) served on the Executive Committee during 1999. Nick Dettman (Chair) John Lang, Angela Pirtle, and Janice Leysath (Vice-Chair and Secretary) served on the Audit Committee during 1999. Greg Maxwell (Chair), Janice Leysath, Joel Black (Vice-Chair and Secretary) served on the Compensation Committee during 1999. The Audit and Compensation Committees each met once in 1999.

On November 14, 1999, the Board of Directors met and amended the Company's Bylaws abolishing the Executive Committee and Compensation Committee as stand alone committees. The Board of Directors then resolved to establish one stand alone committee called the Audit/Executive Committee. The Audit/Executive Committee possesses the same authority and responsibilities as the Audit and Executive Committees had retained under the prior Bylaws. The members of the Audit/Executive Committee are as follows: Janice Leysath (Chairperson), Nick Dettman, Angela Pirtle, Gene Stevens, and Joel Black. The Audit/Executive Committee did not meet in 1999, but did meet March 15, 2000.

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

                                                                       Annual Compensation
                                              ----------------------------------------------------------------------
                                      Fiscal          Salary                   Bonus               Other Annual
Name and Principal Position            Year             ($)                     ($)              Compensation ($)
------------------------------------  ------- ------------------------  ---------------------   --------------------
Wade B. Cook
   Chairman, President and Chief       1999          299,376                       -                 3,937,214(1)
   Executive Officer...............    1998          245,000                                         7,489,000 (1)
                                       1997          238,000                   7,500                 9,997,000 (1)

Robin Anderson
   Assistant to the President Over     1999           60,000                                            81,355(2)
   Sales and Marketing and Director    1998           59,000                     500                    81,000
                                       1997           91,000                                                 -

Robert Hondel                          1999           99,152                       -                    10,000(3)
   Director of Sales for the Stock     1998          110,000                       -                    11,000
   Market Institute of Learning,       1997          112,000                       -                    81,000
   Inc. and Director...............

-------------------------------

(1) Represents royalties accrued by Mr. Cook for the licensing of certain intellectual property rights to the Company. See Item 13. "Certain Relationships and Related Transactions."
(2) Represents amounts paid to Ms. Anderson for commissions, director fees, vacation pay, holiday pay and other employee benefits.
(3)  Represents amounts paid to Robert Hondel as director fees.


1997 Stock Incentive Plan

The Company's 1997 Stock Incentive Plan (the "Plan") provides for the granting of stock bonuses, stock options, stock appreciation rights, phantom stock and other stock-based awards. The Plan is administered by the Board of Directors which has the right to grant awards to eligible participants and to determine the terms and conditions of such grants, including, but not limited to, the vesting schedule and exercise price of the awards. All directors, officers, consultants and other employees are eligible to receive awards under the Plan. The Company filed the Plan on the Form S-8 to register the shares with the Securities and Exchange Commission in August of 1999.

Option Grants In The Last Fiscal Year

During the fiscal year ended December 31, 2000, the Company granted the Named Executive Officers and Directors options to purchase the Company's common stock. The grants were issued under the Company' 1997 Stock Incentive Plan filed with the Securities and Exchange Commission on the Form S-8 and are as follows:

------------------------------------------------------------------------------------------------------------
                                      Percent of Total
                                      Options Granted
                    Number of         to Employees,
                    Securities        Directors and                                          Alternative to
                    Underlying        Independent                                            (f) and (g)
                    Option            Contractors in    Exercise of                          Grant date
Name                Granted (#)       Fiscal Year       Base Price        Expiration          value
------------------------------------------------------------------------------------------------------------
Robin Anderson      2,500(1)             0.003%           $0.50            December 15,             0%
                                                                           2001
------------------------------------------------------------------------------------------------------------
Robin Anderson      40,000(2)            0.05%            $0.50            December 15,             0%
                                                                           2002
------------------------------------------------------------------------------------------------------------
Joel Black          2,500(3)             0.003%           $0.50            December 15,             0%
                                                                           2001
------------------------------------------------------------------------------------------------------------
Joel Black          20,000(4)            0.05%            $0.50            December 15,             0%
                                                                           2002
------------------------------------------------------------------------------------------------------------
Cynthia Britten     2,500(1)             0.003%           $0.50            December 15,             0%
                                                                           2001
------------------------------------------------------------------------------------------------------------
Cynthia Britten     40,000(5)            0.05%            $0.50            December 15,             0%
                                                                           2002
------------------------------------------------------------------------------------------------------------
Robert Hondel       2,500(1)             0.003%           $0.50            December 15,             0%
                                                                           2001
------------------------------------------------------------------------------------------------------------
Robert Hondel       40,000(6)            0.05%            $0.50            December 15,             0%
                                                                           2002
------------------------------------------------------------------------------------------------------------
Janice Leysath      20,000(7)            0.05%            $0.50            December 15,             0%
                                                                           2002
------------------------------------------------------------------------------------------------------------
Angela Pirtle       20,000(8)            0.05%            $0.50            December 15,             0%
                                                                           2002
------------------------------------------------------------------------------------------------------------
Daniel Wagner       2,500(9)          0.003%            $0.50              December 15,             0%
                                                                           2002
------------------------------------------------------------------------------------------------------------
Daniel Wagner       20,000(10)        0.05%             $0.50             December 15,             0%
                                                                          2002
------------------------------------------------------------------------------------------------------------

1. Represents options issued to the named party in his/her capacity as a Company employee.
2. Represents an option to purchase 20,000 shares in Ms. Anderson's capacity as Director of the Company, and an option to purchase 20,000 shares in Ms. Anderson's capacity as a member of the Company's Management.
3. Represent options issued to the named party in his/her capacity as an independent contractor.
4. Represents an option to purchase 20,000 shares in Mr. Black's capacity as Director of the Company.
5. Represents an option to purchase 20,000 shares in Mrs. Britten's capacity as Chief Financial Officer of the Company, and an option to purchase 20,000 shares in Ms. Britten's capacity as a member of the Company's Management.
6. Represents an option to purchase 20,000 shares in Mr. Hondels's capacity as Director of the Company, and an option to purchase 20,000 shares in Mr. Hondel's capacity as a member of the Company's Management.
7. Represents an option to purchase 20,000 shares in Mrs. Leysath's capacity as Director of the Company.
8. Represents an option to purchase 20,000 shares in Mrs. Pirtle's capacity as Director of the Company.
9. Represent options issued to the named party in his/her capacity as an independent contractor.
10. Represents an option to purchase 20,000 shares in Mrs. Leysath's capacity as Director of the Company.

Aggregated  Option  Exercises  In Last  Fiscal Year And Fiscal  Year-End  Option
Values

No option contracts were signed during the year ended December 31, 1999, and as a result none of the parties had a vested interest in the options until the year 2000.

Compensation of Directors

The directors of the Company were compensated during the last fiscal year as follows:

     Annual retainer as a director..............................................$  10,000
     Annual retainer for membership on a standing committee.....................$   1,000
     Annual retainer as Chair of a standing committee...........................$     500
     Reimbursement for all reasonable expenses incurred in attending
       Board or committee.......................................................$     100 per
       meetings.................................................................   diem, plus
                                                                                    variable
                                                                                    expenses.

In addition, each director is eligible to participate in the Company's 1997 Incentive Stock Plan. See "--1997 Stock Incentive Plan."

Employment Agreements

The Company has entered into an employment agreement with Mr. Cook, effective as of July 1, 1997, pursuant to which Mr. Cook serves as the Company's Chief Executive Officer and President. The agreement provides for a three-year term in which Mr. Cook will receive an annual base salary of $240,000 for the year ended June 30, 1998, $265,000 for the year ended June 30, 1999 and $300,000 in for the year ended June 30, 2000. Under the terms of the agreement, Mr. Cook may receive additional bonuses for work as approved by the Board of Directors. To date, no such bonuses have been requested or approved. In addition, Mr. Cook is entitled to reimbursement for reasonable travel and business entertainment expenses authorized by the Company, as well as certain fringe benefits. See Item 13. "Certain Relationships and Related Transactions."

Compensation Committee Interlocks and Insider Participation

During 1999, no member of the Compensation Committee was an employee or officer of the registrant or its subsidiaries, or was involved in a related party transaction required to be reported under Item 404 of Regulation S-K.

Board Compensation Committee Report on Executive Compensation.

The Board of Directors in conjunction with the Compensation Committee was responsible for establishing compensation policy and administering the compensation programs of the Company's executive officers. In November 1999, these responsibilities were assumed by a new Executive Audit Committee. During 1999, the Company maintained its existing policies on compensation with regard to employees, directors, and executive officers. Generally, the compensation of employees, directors, and executive officers and the terms of employment have been set solely by Mr. Cook.

Mr. Cook, the Company's CEO, currently has an employment agreement with the Company which began in 1997 and set to expire in June of the year 2000. Consequently, neither the Company's Compensation Committee nor has the Board of Directors met to review Mr. Cook's annual compensation.

                COMPARISON OF 30 MONTH CUMULATIVE TOTAL RETURN*
                        AMONG WADE COOK FINANCIAL CORP.,
             THE NASDAQ FINANCIAL INDEX AND THE RUSSELL 2000 INDEX


                              [PERFORMANCE GRAPH]


                                           Cumulative Total Return
                             ------------------------------------------------
                                    6/97       12/97       12/98       12/99

WADE COOK FINANCIAL CORP.         100.00      685.31       71.67       30.27
RUSSELL 2000                      100.00      114.79      107.38      105.78
NASDAQ FINANCIAL                  100.00      125.94      122.25      120.89

*$100 invested on 6/30/97 in stock or index - including reinvestment of dividends.
fiscal year ending December 31


Item 12.  Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information, as of February 28, 2000, regarding the beneficial ownership of the Company's common stock by any person known to the Company to be the beneficial owner of more than five percent of the outstanding common stock, by directors, and by all directors and executive officers of the Company as a group.

                                                                   Amount and Nature of
                                                                  Beneficial Ownership of         Percent of
                 Name and Address (1)                                 Common Stock(2)               Class
-------------------------------------------------------         ----------------------------     -------------
                                                                                                         *
Robin Anderson......................................                         20,190                      *
Joel Black (5)......................................                             75                  64.5%
Laura M. Cook(3)....................................                     41,351,185                  64.5%
Wade B. Cook(3).....................................                     41,351,185                      *
Nick Dettman(4).....................................                        180,000                      *
Robert Hondel.......................................                        201,310
Janice Leysath......................................                         10,000                      *
Angela Pirtle.......................................                             --                      *
Gene Stevens........................................                          5,000
Daniel Wagner(6)....................................                          3,885                      *
All current directors and executive officers as
 a group (13 persons) ..............................                     41,771,645                  65.2%

*    Represents less than 1%.
(1) Unless otherwise indicated, the address for each beneficial owner is c/o Wade Cook Financial Corporation, 14675 Interurban Avenue South, Seattle, Washington 98168-4664.
(2) Based on an aggregate of 64,058,948 shares outstanding as of February 29, 2000.
(3) Includes (a) 8,517,745 shares of Common Stock owned of record by Mr. Cook directly; (b) 266,100 shares of Common Stock held in the name of Mr. Cook's individual retirement account; (c) 800,000 shares held by the Wade Cook Family Trust; (d) 1,775,200 shares held by corporations controlled by Mr. Cook; (e) 295,000 shares held by a trust for Wade and Laura Cook's minor children and (f) 29,697,140 shares owned by Wade B. Cook and Laura M. Cook Family Trust.
(4)  Represents 180,000 shares held by a company controlled by Mr. Dettman.
(5)  Represents 75 shares held by a company controlled by Mr. Black.
(6)  Represents 3,885 shares held by company controlled by Mr. Wagner.

Item 13.  Certain Relationships and Related Transactions.

On March 2, 1999, Mr. Cook and the Company entered into a Publishing Agreement, effective February 1, 1996, which gives the Company certain rights to promote and sell materials authored by Mr. Cook. Under the terms of the Publishing Agreement, Mr. Cook is entitled to receive a ten percent (10%) royalty on the net revenues attributable to the sale of published materials. In 1999, $93,027.32 was paid under the contract.

The Company has an Open-end Product Agreement with Mr. Cook, most recently amended on March 15, 2000, that gives the Company a non-exclusive license to use Mr. Cook's products, intellectual property, name, image, identity, trademarks and trade symbols. Under the terms of the Open-ended Product Agreement, Mr. Cook is entitled to receive the lesser of $5,000,000 or 5% of gross sales. In 1999, Mr. Cook had accrued approximately $3 million in royalties under the Agreement.

On December 15th, 1999, the Company entered into an Assignment Agreement with Never Ending Wealth, L.P., a corporation controlled by Mr. Cook, in which Mr. Cook was assigned all right, title, and interest in Certain Promissory Notes held by several of the Company's wholly owned subsidiaries. The Promissory

Notes have an aggregate value determined to be $786,337.67. The Promissory Notes were assigned in satisfaction of $786,337.67 in royalties owed to Mr. Cook by the Company. The obligator on the Promissory Notes is Newstart Auto Centres, Inc., an automotive leasing Company in which Mr. Cook presently owns a 50% interest.

During 1999, the Company paid an aggregate of $62,415.40 to companies controlled by Scott Scheuerman, Mr. Cook's brother-in-law, primarily as vendors of business, office support and registered agent services provided to the Company's customers. Of the monies paid to companies controlled by Mr. Scheuerman, $33,000 represents the transfer of a Company owned automobile.

During 1999, the Company paid salaries and other compensation to its executive officers as set forth under Item 11. "Executive Compensation."

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

(a)      The following documents are filed as part of this report:

     1.   Financial Statements

          (i)       Consolidated Balance Sheets at December 31, 1998 and 1999
          (ii) Consolidated Statements of Operations and Retained Earnings for the years ending December 31, 1997, 1998 and 1999
          (iii)     Consolidated Statements of Changes in Shareholders' Equity
          (iv)      Consolidated Cash Flow Statements
          (v)       Notes to Consolidated Financial Statements

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

  3.2               Bylaws of Wade Cook Financial Corporation

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

 10.2**             Form of  Indemnification  Agreement  of Wade Cook  Financial
                    Corporation

 10.3* Product Agreement, dated June 25, 1997, and effective as of July 1, 1997, among Wade Cook Seminars, Inc., Money Chef, Inc., and Wade B. Cook

 10.4* Agreement dated February 1, 1996, between Wade B. Cook and Lighthouse Publishing Group, Inc.

 10.5* Amended Agreement, dated June 26, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

 10.6* Agreement Dated January 1, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

 10.7* Amended Agreement dated June 26, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

Exhibit No.         Description
-----------         -----------
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

Exhibit No.         Description
-----------         -----------

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

 10.38#             Real Estate  Purchase  Contract  dated  August 22, 1997 (St.
                    George Hilton)

 10.39# Addendum No. 1/Counteroffer to Real Estate Purchase Contract dated August 1997 (St. George Hilton

 10.40# Real Estate Lease dated July 16, 1998 between Origin Book Sales, Inc. and California Avenue Associates, LLC.

Exhibit No.         Description
-----------         -----------

 10.41#             Form of Speaker Agreement

 10.42#             Agreement  dated December 11, 1998 between THH Ventures L.C.
                    and the Company

 10.43              Assignment  Agreement  dated   December  15,  1999  by  and
                    between Wade Cook Financial Corporation and Never Ending Wealth, L.P.

 10.44              Purchase  and Sale  Agreement  for  Hotel  Properties  dated
                    December 1999 by and between Bountiful Investment Group, Inc. and Eagle Rock Finance, L.C.

 10.45 Promissory Note dated December 20, 2000 made by Stock Market Institute of Learning, Inc. in favor of Sun Life Assurance Company of Canada.

 10.46 Promissory Note dated June 1999 made by Quantum Marketing, Inc. in favor of Habib American Bank.

 11.1#              Statement of Computation of Per Share Earnings

 16.1**             Letter re: Change in Certifying Accountant

 21.1#              List of Wade Cook Financial Corporation Subsidiaries

 27.1#              Financial Data Schedule - December 31, 1999

---------------------------------
* Previously filed as an exhibit to the Company's registration statement on Form 10 filed with the SEC on April 30, 1997, as amended on June 29, 1997 and September 24, 1997

** Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1998

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

# Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1999

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K filed by the Company during the fourth quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Wade Cook Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2000.

                                          WADE COOK FINANCIAL CORPORATION

                                          /s/ Wade B. Cook
                                          -------------------------------------
                                          Wade B. Cook, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of Wade Cook Financial Corporation in the capacities and on the dates indicated.

Signature                       Title                               Date
---------                       -----                               ----


/s/ Wade B. Cook                Chief Executive Officer,         March 29, 2000
---------------------------     Director
Wade B. Cook                    (principal executive officer)


/s/ Cynthia Britten             Chief Financial Officer          March 29, 2000
---------------------------
Cynthia Britten


/s/ Laura Cook                  Director/Secretary               March __, 2000
---------------------------
Laura Cook


/s/ Robert Hondel               Director                         March 30, 2000
---------------------------
Robert Hondel


/s/ Robin Anderson              Director                         March 30, 2000
---------------------------
Robin Anderson


/s/ Nicolas Dettman             Director                         March __, 2000
---------------------------
Nicolas Dettman


/s/ Joel Black                  Director                         March 30, 2000
---------------------------
Joel Black


/s/ Janice Leysath              Director                         March 30, 2000
---------------------------
Janice Leysath


/s/ Dan Wagner                  Director                         March 29, 2000
---------------------------
Dan Wagner


/s/ Gene Stevens                Director                         March 30, 2000
---------------------------
Gene Stevens

                               MILLER AND CO. LLP
                          ACCOUNTANTS AND CONSULTANTS







Tel: (310 576-6880          501 Santa Monica Boulevard           MEMBER OF
Fax: (310) 576-6881                 Second Floor           SEC PRACTICE SECTION
e-mail: millco@miller     Santa Monica, California 90401          OF THE
        andcollp.com                                      AMERICAN INSTITUTE OF
                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                Established 1949



REPORT OF INDEPENDENT AUDITORS

Board of Directors
Wade Cook Financial Corporation and Subsidiaries
Seattle, Washington


We have audited the accompanying consolidated balance sheets of Wade Cook Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 1999, 1998, and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wade Cook Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 1999, 1998, and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note Y to the financial statements, the Company has suffered a significant operating loss from operations and continues to have a working capital deficiency that raises substantial doubt in its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note Y. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller and Co. LLP

Santa Monica, California
March 8, 2000

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

(in thousands, except for per share data)                                                      December 31,
                                                                                   --------------------------------------
CURRENT ASSETS                                                        NOTES              1999                 1998
--------------                                                     ------------    -----------------    -----------------
   Cash and cash equivalents                                               A           $     1,854         $    1,742
   Marketable securities                                                 A,C                 1,914              2,870
   Trade and credit card receivables                                       B                 1,212              3,112
   Inventory                                                               A                 2,597              3,743
   Notes receivable                                                      B,Q                   362                  -
   Due from related parties                                              B,F                   124                 65
   Notes receivable - employees, current portion                         B,F                   119                112
   Prepaid expenses                                                                            363                354
   Deferred tax assets                                                     O                   456                  -
   Income tax refund receivable                                         A, O                 1,199                  -
                                                                                  -----------------    -----------------
        TOTAL CURRENT ASSETS                                                                10,200             11,998
                                                                                  -----------------    -----------------
PROPERTY AND EQUIPMENT                                                 A,D,Q                12,098             29,203
                                                                                   -----------------    -----------------
GOODWILL & OTHER INTANGIBLE ASSETS                                         A                 2,140              3,061
                                                                                   -----------------    -----------------
OTHER ASSETS
   Other investments                                                     A,L                 4,213              9,748
   Deposits                                                                E                    23                152
   Notes receivable - employees                                          B,F                 2,361              2,920
   Note receivable                                                       B,Q                 2,050                  -
   Due from related parties                                              B,F                   520              1,616
                                                                                  -----------------    -----------------
        TOTAL OTHER ASSETS                                                                   9,167             14,436
                                                                                  -----------------    -----------------
             TOTAL ASSETS                                                              $    33,605         $   58,698
                                                                                  =================    =================


The accompanying notes are an integral part of these consolidated financial statements. See accompanying independent auditors' report.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                               December 31,
                                                                                   -------------------------------------
CURRENT LIABILITIES                                                   NOTES             1999                 1998
-------------------                                                ------------    ----------------     ----------------
   Current portion of long-term debt                                       G         $      730           $    4,667
   Accounts payable and accrued expenses                                                  7,530                9,198
   Margin loans in investment accounts                                     L                179                  146
   Payroll and other taxes withheld and accrued                                             134                  163
   Income taxes payable                                                  A,O                108                4,969
   Deferred tax liability                                                  O                  -                  642
   Deferred revenue                                                        A              2,441                5,031
   Due to related parties                                                  F              1,867                3,155
                                                                                    -------------        --------------
       TOTAL CURRENT LIABILITIES                                                         12,989               27,971
                                                                                    -------------        --------------
LONG -TERM LIABILITIES
       Long-term debts                                                     G              3,455                9,473
       Deferred revenue                                                    A                372                  631
                                                                                    -------------        --------------
            TOTAL LONG-TERM LIABILITIES                                                   3,827               10,104
                                                                                    -------------        --------------
       TOTAL LIABILITIES                                                                 16,816               38,075
                                                                                    -------------        --------------
COMMITMENTS & CONTINGENCIES                                              N,T

MINORITY INTEREST                                                                           404                  936
                                                                                    -------------        --------------
SHAREHOLDERS' EQUITY
   Preferred stock, 5,000 shares authorized at $10 par
     value, none issued and outstanding                                                       -                    -

   Common stock, 140,000 shares authorized at $0.001 par value,
     64,003 shares and 64,246 shares outstanding
     as of, December 31, 1999 and 1998, respectively                       H                 64                  644
   Paid-in capital                                                                        4,845                4,093
   Prepaid advertising                                                     I               (170)                (500)
   Unearned compensation                                                   K                (56)                   -
   Retained earnings                                                                     12,239               15,987
                                                                                    -------------        --------------
                                                                                         16,922               20,224
      Less:   treasury stock at cost (251 shares)                          H               (537)                (537)
                                                                                    -------------        --------------
             TOTAL SHAREHOLDERS' EQUITY                                                  16,385               19,687
                                                                                    -------------        --------------
TOTAL LIABILITIES, MINORITY INTEREST,
AND SHAREHOLDERS' EQUITY                                                             $   33,605           $   58,698
                                                                                    =============        ==============

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                                                                                Years Ended
                                                                         ----------------------------------------------------------
                                                                                               December 31,
                                                                         ---------------------------------------------------------
(in thousands, except per share data)                        NOTES             1999                 1998                 1997
                                                            ---------    -----------------    ----------------    -----------------

REVENUES, NET OF RETURNS AND DISCOUNTS                           P         $    84,128           $  118,207          $  93,343

COSTS OF REVENUES                                                P
   Royalties to related party                                                    2,979                7,811              9,997
   Speaker fees to related party                                                    60                  378                167
   Other costs of revenues                                                      37,478               48,574             29,328
                                                                         ---------------       ---------------      --------------
             TOTAL COSTS OF REVENUES                                            40,517               56,763             39,492
                                                                         ---------------       ---------------      --------------
       GROSS PROFIT                                                             43,611               61,444             53,851
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                                      50,869               57,890             39,309
                                                                         ---------------       ---------------      --------------
       INCOME (LOSS) FROM OPERATIONS                                            (7,258)               3,554             14,542
                                                                         ---------------       ---------------      --------------
OTHER INCOME (EXPENSE)
   Dividends and interest                                                          335                  624                385
   Gain (loss) on trading securities                           A,C               3,728                  837               (804)
   Other income                                                                    427                  386                128
   Loss on other investments                                                    (1,705)                (435)              (106)
   Loss on disposition of fixed assets                                          (2,946)                   -                  -
   Licensing fees                                                V               2,516                1,697                  -
   Interest expense                                                             (1,753)              (1,453)              (309)
                                                                         ---------------       ---------------      --------------
       TOTAL OTHER INCOME (EXPENSE)                                                602                1,656               (706)
                                                                         ---------------       ---------------      --------------
       INCOME (LOSS) BEFORE INCOME TAXES                                        (6,656)               5,210             13,836

PROVISION FOR (BENEFITS FROM)
             INCOME TAXES                                        O              (2,853)               2,346              5,579
                                                                         ---------------       ---------------      --------------

       INCOME (LOSS) BEFORE MINORITY INTEREST
                                                                                (3,803)               2,864              8,257
MINORITY INTEREST                                                                   55                  127                 21
                                                                         ---------------       ---------------      --------------

       INCOME (LOSS) FROM CONTINUING OPERATIONS
                                                                                (3,748)               2,991              8,278
                                                                         ---------------       ---------------      --------------




The accompanying notes are an integral part of these consolidated financial statements. See accompanying independent auditors' report.

                                                                                              Years Ended
                                                                        ---------------------------------------------------------
                                                                                              December 31,
                                                                        ---------------------------------------------------------
       (in thousands, except per share data)                                 1999                 1998                1997
                                                                        ----------------    -----------------    ----------------
  DISCONTINUED OPERATIONS                                         V
     Income from operations of Entity Planners, Inc.,
     to be disposed of (net of income taxes of
     $315 in 1998, and $484 in 1997)                                             -                  585                 714

     Operating income of Entity Planners, Inc., during
     phase-out period (net of income tax of $8 in 1998)                          -                   15                   -

     Gain on disposal of Entity Planners, Inc. (net of
     income tax of $88 in 1998)                                                  -                  163                   -
                                                                        ----------------    -----------------    ----------------
                  INCOME FROM DISCONTINUED OPERATIONS                            -                  763                 714
                                                                        ----------------    -----------------    ----------------

     NET INCOME (LOSS)                                                    ($ 3,748)             $ 3,754            $  8,992
                                                                        ================    =================    ================
  EARNINGS PER SHARE                                              A
    Income (loss) from continuing operations                                ($ .06)             $   .05            $    .13
    Income from discontinued operations                                          -                  .01                 .01
    Income during phase-out period                                               -                    -                   -
    Gain on disposal                                                             -                    -                   -
                                                                        ----------------    -----------------    ----------------
    NET INCOME (LOSS)                                                       ($ .06)             $   .06            $    .14
                                                                        ================    =================    ================
    WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                    63,870               63,888              63,363
                                                                        ================    =================    ================





The accompanying notes are an integral part of these consolidated financial statements. See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                        Class A                                             Prepaid
                                      Common Stock           Additional    Retained       Advertising/                    Total
(in thousands)                    ---------------------       Paid-in       Earnings         Unearned       Treasury    Shareholders
                                   Shares        Amount       Capital      (Deficit)      Compensation      Stock         Equity
                                 ----------    ---------     ----------   -----------    --------------   ----------   -------------
Balances - December 31, 1996 as
restated                            60,129       $  60       $    901      $  3,241          ($ 500)            -       $   3,702

Issuance of restricted common
stock for acquisition and
Investments                          4,103           4          3,363                                                      3,367

Authorized but unissued
restricted
stock for employee bonus                14           -              -                                                          -

Collection of subscription                                          6                                                          6
Receivable

Net Income for year ended

December 31, 1997                                                             8,992                                        8,992
                                 ----------    ---------     ----------   -----------    --------------   ----------   -------------

Balances - December 31, 1997        64,246          64          4,270        12,233            (500)            -         16,067

Issuance of restricted common
stock for acquisition and
Investments                            100           -            403                                                        403

Common stock purchased and
held in treasury at December                                                                                 (537)          (537)
31, 1998

Net Income for year ended
December 31, 1998                                                             3,754                                        3,754
                                 ----------    ---------     ----------   -----------    --------------   ----------   -------------

Balances - December 31, 1998        64,346          64          4,673        15,987            (500)         (537)        19,687

Issuance of restricted common
stock for employee option plan          57           -            372                                                        372

Returned shares on prepaid
advertising, Note I                   (400)          -           (200)                          200                           -

Utilization of prepaid
advertising to settle payable                                                                   130                          130
to vendor, Note I

Unearned compensation, Note K                                                                   (56)                         (56)

Net deficit for the year ended
December 31, 1999                                                            (3,748)                                      (3,748)
                                 ----------    ---------     ----------   -----------    --------------   ----------   -------------
Balances - December 31, 1999        64,003       $  64       $  4,845     $  12,239          ($ 226)      ($  537)      $ 16,385
                                 ==========    =========     ==========   ===========    ==============   ==========   =============


The accompanying notes are an integral part of these consolidated financial statements. See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED CASH FLOW STATEMENTS


                                                                                            Years Ended
                                                                     ----------------------------------------------------------
                                                                                           December 31,
                                                                     ----------------------------------------------------------
(in thousands)                                                             1999                1998                 1997
                                                                     -----------------    ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       ($ 3,748)            $  3,754              $ 8,992
Adjustments to reconcile net income to net cash provided by
 (used for) operating activities:
    Depreciation and amortization                                          3,762                1,958                1,287
    (Gains) losses on trading securities                                  (3,728)                (684)                 804
    Losses on disposition of fixed assets                                  2,946                    -                    -
      Impairment of long-lived assets                                        315                    -                    -
    Loss from other investments                                            1,705                  443                  106
      Bad debts                                                              244                    -                    -
    Net proceeds from (purchases of) trading securities                    4,684                1,979               (1,487)
Changes in assets and liabilities: net of effects of acquisitions:
    Receivables                                                            1,900                  171               (2,423)
    Inventory                                                              1,146               (2,431)                (582)
    Prepaid expenses                                                          (9)                (118)                (143)
    Deferred taxes                                                        (1,098)                 893                  532
      Income tax refund receivable                                        (1,199)                   -                    -
    Deposits                                                                 129                3,941               (4,058)
      Due from related parties                                             1,037                 (332)                   -
    Accounts payable and accrued expenses                                 (1,724)               2,747                8,536
    Payroll and other taxes withheld and accrued                             (29)                   -                 (688)
    Income taxes payable                                                  (4,861)                (285)                3,178
    Deferred revenue                                                      (2,849)                 898                 (396)
    Due to related party - royalties payable                              (1,288)               2,327                  290
                                                                      -------------        -------------         -------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                      (2,665)              15,261               13,948
                                                                      -------------        -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable from employees and officers                             552                  504               (1,571)
      Notes receivable from others                                        (2,411)                   -                    -
    (Capital expenditures) sales of properties                            11,264              (18,926)              (4,157)
    (Purchase) sales of other investments                                  3,348               (2,162)              (6,286)
    Subsidiary's  investment                                                   -                  139                 (769)
    Return of subsidiary's investment                                        (54)                 248                    -
    Payment for purchase of companies, net of cash acquired                    -                 (423)              (1,748)
                                                                      -------------        -------------         -------------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                      12,699              (20,620)             (14,531)
                                                                      -------------        -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of subsidiary's minority interest                  -                    -                   70
     Payment of book overdrafts                                                -               (2,156)                   -
     Long-term borrowings                                                 (6,018)              11,875                    -
     Repayment on short-term borrowings                                   (3,904)              (2,621)                (292)
     Issuance of common stock                                                  -                    -                   72
     Collection on subscription receivables and
       return of stock profits by officer                                      -                    -                  638
     Purchase of treasury stock                                                -                 (537)                   -
                                                                      -------------        -------------         -------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                      (9,922)               6,561                  488
                                                                      -------------        -------------         -------------

NET INCREASE (DECREASE) IN CASH                                              112                1,202                  (95)

CASH, beginning of year                                                    1,742                  540                  635
                                                                      -------------        -------------         -------------
CASH, end of year                                                        $ 1,854             $  1,742             $    540
                                                                      =============        =============         =============


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

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A -  Summary of Significant Accounting Policies

          Business
          Wade Cook Financial Corporation (WCFC), or Company, is the legal successor to Profit Financial Corporation (PFC), a holding company, whose principal operating subsidiaries include:

          Stock Market Institute of Learning, Inc. (SMIL), (formerly known as Wade Cook Seminars, Inc, and United Support Association, Inc.) - SMIL conducts educational investment and business seminars and produces video tapes, audio tapes, and written materials designed to teach various investment and cash flow strategies for investing in the stock market, asset protection and asset accumulation techniques or strategies. SMIL also hosts a subscriber internet service, Wealth
          Information Network (WIN), which allows subscribers to log on for information related to the stock market.

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

          Origin Book Sales, Inc. (Origin) - is a book distributor.

          Worldwide Publishers, Inc. (Worldwide) - is a book publisher.

          Gold Leaf Press, Inc. (Gold Leaf) - is a book publisher.

          Ideal Travel Concepts, Inc. (Ideal) - is a travel agency, also in the business of selling travel agent training kits.

          Bountiful Investment Group, Inc. - owns interest in real estate ventures, primarily hotels.

          In 1998, the Company acquired the following business enterprises (Note
          R):

          Information  Quest,  Inc.  (IQ) - the producer of the IQ Pager,  which
          provides   subscribers   with  paging   services  for  stock   related
          information.

          Quantum Marketing Inc. (Quantum) - which provides local marketing through its website on the internet and retail centers located in Tacoma and Seattle, Washington and Santa Ana, California. The retail centers also provide consumers with online terminals with access to stock market information through the Wealth Information Network (WIN).

          Get Ahead Bookstores, Inc. - a retail distributor of financial education, personal development, and inspirational products, including books, audio tapes, and video tapes located in the Quantum education centers.

          Copyrights
          The copyrights to most seminars, video and audio tapes, and written materials are owned by Wade B. Cook, a related party. As used hereafter, "Company" refers to Wade Cook Financial Corporation and its consolidated subsidiaries.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A -  Summary of Significant Accounting Policies (continued)

          Accounting principles and consolidation policy
          The accompanying consolidated financial statements include the accounts of Wade Cook Financial Corporation and its majority-owned subsidiaries. SMIL had a fiscal year end of January 31, and the balances as of January 31, 1997 have been used to prepare the consolidated financial statements as of December 31, 1996. In 1997, SMIL changed its fiscal year end to December 31, and the balances as of December 31, 1997 do not include activity for the month of January 31, 1997. All significant inter-company transactions and balances have been eliminated in the consolidation.

          During 1997, WCFC acquired Ideal, Origin, Worldwide, and Gold Leaf and during 1998, WCFC acquired IQ, Quantum, and Get Ahead Bookstores, the purchase method of accounting was used for all acquisitions (see Note
          R). The consolidated financial statements include the activity of each identified acquisition from the date of acquisition through December 31, 1998 and 1997. All significant inter-company transactions and balances have been eliminated in the consolidation.

          Use of estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

          Cash and cash equivalents
          The Company considers highly liquid investments with the original maturity of three months or less to be cash and cash equivalents. Included in these amounts are money market funds of $1,337,000, and $124,000 as of December 31, 1999 and 1998, respectively.

          Marketable securities
          Marketable securities consist mainly of stocks and options. They have been categorized as trading securities and, as a result, are stated at market value. All changes in trading securities' fair values are reported in earnings as they occur. Realized gains and losses on the sale of securities are determined using the specific-identification method.

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

          Other investments
          If the Company owns less than 20% of the investee, the Company accounts for other investments using the cost method. The Company uses the equity method when the investment represents ownership between 20% and 50%.

          Revenue recognition
          Revenues for seminars are recognized when services are rendered.

          Subscription revenues for WIN membership generally are received for up to one year in advance and are recorded and presented in the financial statements as deferred revenue until earned. Although a typical subscription binds the subscriber to prepay, the subscription term begins when the customer receives his logon code. The deferred revenues are recognized on a monthly basis over the term of the contract.

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

          Advertising costs
          Advertising costs are expensed when incurred. Advertising costs amounted to $10.412 million, $19.230 million, and $13.685 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

          As of December 31, 1999, the Company owed the United States Treasury $225,000 in income taxes and accrued penalties and interest on unpaid income taxes for the year ended December 31, 1998. In addition, the Company owed various state governments $147,000 in unpaid taxes and accrued penalties and interest, also on unpaid taxes for the year ended December 31, 1998. An income tax refund receivable in the amount of $1.424 million is anticipated from the current use of current net operating losses.

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

          Reclassification of Financial Statement Presentation
          Certain  reclassifications  have  been  made  to  the  1998  and  1997 financial statements to conform to the 1999 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

          New Accounting Pronouncements
          The Financial Accounting Standards Board (FASB) issued in June 1999, FASB Interpretation No. (FIN) 43, Real Estate Sales, An Interpretation of Statement of SFAS No. 66. FIN 43 clarifies that the phrase all real estate sales includes sales of real estate with property improvements or integral equipment that cannot be moved and used separately from the real estate without incurring significant costs. FIN 43 is effective for all sales of real estate with property improvements or integral equipment entered into after June 30, 1999.

          SFAS 66, as amended by SFAS 135, includes as examples of real estate sales transactions: sales of corporate stock of enterprises with substantial real estate, sales of partnership interests, and sales of time sharing interest if the sales are in substance sales of real estate; and sales of options to purchase real estate.

          These pronouncements did not affect the Company in 1999. The Company recognized losses in all its real estate sales transactions, except for gain from raw land which was sold for cash.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A -  Summary of Significant Accounting Policies (continued)

          New Accounting Pronouncements (continued)
          The Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued in December 1998, Statement of Position (SOP) 98-9, Modification of SOP97-2,
          Software Revenue Recognition, With Respect to Certain Transactions. This SOP requires recognition of revenue using the residual method, which did not affect the Company in 1999.

          The Company is planning to provide subscribing customers with greater options through new interactive technology which may bundle multiple elements such as hardware, software, access to data, or other elements to be delivered. The Company believes that its current accounting policy of deferring subscription revenue will substantially comply with the residual method required by this SOP.

          The AcSEC of the AICPA  issued in March  1998,  Statement  of Position
          (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which provides guidance on accounting for the costs of computer software developed or obtained for internal use. In 1998, the Company began installation of a company-wide software program, SAP. The Company has contracted with an outside engineering firm for the installation, implementation, and training. As of December 31, 1998, the Company has spent $795,000 and estimates an additional $1.205 million will be required to have the computer system operating. At December 31, 1998, the progress payments on the installation phase are classified as a fixed asset, with no depreciation being taken. Once the software performs its intended use, the Company will begin depreciating. At the beginning of 1999 the Company spent additional $264,500. However, the Company disputed the total cost required for the installation with the vendor and ceased the installation process. A loss on impairment was recognized and the remaining carrying value was depreciated over the estimated life. See Note D.

          The Financial Accounting Standards Board (FASB) issued in February of 1998 an exposure draft (ED) of a proposed Statement of Financial Accounting Standards (SFAS), Consolidated Financial Statements:
          Purpose and Policy. FASB issued in December 1999 an ED of a proposed SFAS, Business Combinations and Intangible Assets. The Company believes that the proposed accounting standards will not have a material effect on the consolidated financial statements.

Note B -  Receivables

          Following is a summary of receivables:

                                                          December 31,         December 31,
             (in thousands)                                   1999                 1998
                                                        ---------------    -----------------
             Trade and credit card receivables          $     1,212          $    3,112
             Notes receivable - employees                     2,480               3,032
             Due from related parties                           644               1,681
             Other                                            2,412                   -
                                                        ---------------    -----------------
                      Total                             $     6,748          $    7,825
                                                        ================   =================

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note B -  Receivables (continued)

          An allowance for uncollectible accounts is maintained, and at December 31, 1999 and 1998, the allowance amounted to $493,000 and $629,000, respectively. Amounts reported on the balance sheet are shown net of the allowance.

Note C -  Marketable Securities

          The net unrealized gain (loss) in trading securities that has been included in earnings during the period amounted to $466,000, $684,000, and ($755,000) for the years ended December 31, 1999, 1998, and 1997, respectively.

Note D -  Property and Equipment

          In the fourth quarter of 1999 the Company recognized $315,000 impairment loss on certain equipment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

          The following is a summary of property and equipment:

                                                                            December 31,         December 31,
             (in thousands)                                                     1999                 1998
                                                                          -----------------    -----------------
             Land                                                              $     532           $      532
             Land - hotels                                                             -                2,906
             Building                                                              7,324                8,723
             Building - hotels                                                         -                9,190
             Equipment                                                             5,698                5,307
             Automobiles                                                           1,346                1,634
             Furniture and fixtures                                                2,081                3,704
                                                                          -----------------    -----------------
                                                                                  16,981               31,996
             Less: Accumulated depreciation                                      (4,883)               (3,295)
             Less: Accumulated depreciation - hotels                                   -                 (293)
                                                                          -----------------    -----------------
                                                                                  12,098               28,408
             Software installation in progress                                         -                  795
                                                                          -----------------    -----------------
                      Total                                                    $  12,098            $  29,203
                                                                          =================    =================

          Depreciation expense charged to operations was $2.243 million, $1.958 million, and $1.269 million in December 31, 1999, 1998, and 1997, respectively.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note E -  Deposits

          Deposits as of December 31, 1999 and 1998 amounted to $23,000, and $152,000, respectively. Deposits represent the following:

                                                              December 31,
                                                     ---------------------------
           (in thousands)                                1999            1998
                                                     -------------    ----------
           Held by credit card processors               $   -          $  50
           Held for security on buildings                  23             24
           Held in escrow accounts                          -             78
                                                     -------------    ----------
           Totals                                       $  23          $  152
                                                     =============    ==========


Note F -  Related Party Transactions

          The Company entered into a product agreement with Wade B. Cook, to obtain the rights to promote and sponsor seminars, entity formation services (discontinued in June 1998) and products owned and controlled by Wade B. Cook for a royalty. Royalty expenses to Mr. Cook totaled $2.979 million, $7.976 million, and $9.997 million for the years ended December 31, 1999, 1998, and 1997, respectively. As of December 31, 1999 and 1998, accrued royalties were $1.770 million and $2.989 million, respectively.

          In 1999, the Company renegotiated its' product agreement with Wade B. Cook. Under the new term the Company shall pay Mr. Cook a maximum yearly royalty that is the lesser of $5 million or five percent (5%) of gross sales revenue received from sales of products.

          In December 1999, the Company entered into an exchange agreement with Never Ending Wealth, L.P., a company controlled by Mr. Cook, to assign all rights, title, and interest the Company had in certain promissory notes due from Newstart Centre, Inc. (a related party) to Mr. Cook. The promissory notes had an aggregate value of $786,000. And the exchange was made to satisfy royalty due to Mr. Cook.

          The Company obtained services from related seminar speakers. Total speaker fees paid to such companies totaled $60,000, $378,000, and $167,000 for the years ended December 31, 1999, 1998, and 1997. There were no additional amounts due to such companies as of December 31, 1999 and 1998.

          In 1999, the Company sold property to a previous employee for $355,000, which resulted in a loss of $90,000. The Company is holding a note receivable secured by the property, which is included in notes receivables from employees.

          In 1999, the Company paid an aggregate of $62,000 for services to related entities controlled by a relative of Mr. Cook.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note F -  Related Party Transactions (continued)

          Due from related parties represent advances to the following:


               (in thousands)                                            December 31, 1999            December 31, 1998
                                                                     --------------------------    ------------------------
               Related Parties         Relationship                    Current       Non-Current    Current      Non-Current
               -------------------     --------------------------    ------------    ----------    ----------    ----------
               Newstart                50% owned and controlled
               Centre, Inc.            by President/CEO of WCFC
                                       or his affiliates                     $ -           $ -          $ 60         $ 808

               Crossroads              General partner is
                                       President/CEO of WCFC                                               -           250

               Five Star               General partner is
               Consulting, Inc.        President/CEO of WCFC                                               -            38

               Related                 Associated with WCFC
               Individuals                                                     5           520             5           520
                                                                     ------------    ----------    ----------    ----------
                        Total                                                $ 5         $ 520          $ 65       $ 1,616
                                                                     ============    ==========    ==========    ==========


               Due to related parties consists of the following:

                                                                                 December 31,        December 31,
                (in thousands)                Relationship                           1999                1998
                --------------------------    -----------------------------    -----------------    ----------------
                Wade B. Cook                  President/CEO of WCFC                     $ 1,770              $3,110

                Officers of WCFC                                                             45                  45

                Liberty Music, Inc.           Majority stockholder is a                      52                   -
                                              stockholder of WCFC
                                                                               ----------------- -- ----------------
                Total                                                                    $1,867              $3,155
                                                                               =================    ================

          The Company has various notes receivable from employees and officers. Original maturity dates are from 4 months to 360 months. Annual interest rates range from 5.5% to 12%. The manner of settlement is by salary deduction or payment. The majority of notes receivable are secured by real property or personal property. The Company evaluates notes receivables in accordance with Statement of Financial Accounting Standards No 114, Accounting by Creditors for Impairment of a Loan. Statement No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Statement No. 118, Income Recognition and Disclosures, amends Statement No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. At December 31, 1999 and 1998, reductions in the notes receivable of $351,000 and $243,000, respectively, were recorded to reflect impaired notes. Substantially all of the reductions were from unsecured receivables from employees who are no longer with the Company. Future cash flow was not expected, due to the uncertainty of repayment.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note F -  Related Party Transactions (continued)

          At December 31, 1999 and 1998, due from employees amounted to $2.457 million and $3.032 million, respectively, of which, $119,000, and $112,000, respectively, has been classified as current. Amounts due from employees represent loans both secured and unsecured:

                                               December 31,        December 31,
            Loan (in thousands)                    1999                1998
            ------------------------         ----------------    ---------------
            Secured                             $ 2,420             $  2,909
            Unsecured                                60                  123
                                             ----------------    ---------------

            Total                               $ 2,480             $  3,032
                                             ================   ===============

          For the years ended December 31, 1999 and 1998, interest income resulting from the employee note receivables were $196,000 and $270,000, respectively. Interest income is calculated by multiplying the outstanding balance of unimpaired loans with their respective interest rate. Interest income is not calculated on impaired loans.

Note G -  Long-Term Debt

                                                                                        December 31,
               (in thousands, except in descriptions)                             1999                1998
                                                                            -----------------    ----------------
               Note payable, secured by land and building (Seattle,
               WA), due January 2015, payable in  monthly
               installments of  $29,333, including interest at 8.375%           $ 3,000                   -

               Note payable, secured by land (Provo, Utah), due in
               quarterly installments of $4,125 from February 10, 2000
               to November 10, 2000, including interest at 15%                      110                   -

               Note payable, secured by land (Santa Ana, CA), due
               July 2009, payable in monthly installments of $7,094,
               including interest of 9.38%                                          541                   -

               Mortgage payable (Seattle, WA), secured by land and
               building, due in monthly installments of principal and
               interest of $100,000 from September 1, 1998 to
               February 1, 1999, and $555,682 on March 1, 1999,
               including interest at 9% per annum                                     -                 746

               Real estate contract payable (Seattle, WA), secured by
               land and building, payable in monthly installments of
               $2,157, including interest at 7% per annum, with an
               original maturity date of September 1, 1999                            -                 340


                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note G -  Long-Term Debt (continued)

                                                                                        December 31,
               (in thousands, except in descriptions)                             1999                1998
                                                                            -----------------    ----------------
               Mortgage payable, secured by land and building
               (Memphis, TN), due in monthly installments of
               principal and interest of $13,380 from April 1, 1999
               through January 1, 2016, including interest of 11%
               per annum                                                                -               1,053

               Note payable, secured by land (Best Western
               McCarran House, Sparks, NV), with interest only
               monthly payments of $6,250, at 15% per annum,
               with principal due June 1, 1999                                          -                 500

               Note payable, secured by land (72 South, Salt Lake
               City, UT), due June 1, 2000 in one payment of
               principal with quarterly  payments of accrued interest
               at 10.5% per annum                                                     440                 450

               Note payable, secured by land and building (Best
               Western McCarran House, Sparks, NV), due June 30,
               2011, in monthly installments of principal and interest
               of $30,514, with interest at 10% per annum, and with a
               balloon payment of $2 million on June 30, 2001                           -               3,437

               Note payable, secured by land and building
               (Best Western McCarran House, Sparks, NV), due March
               10, 1999, with monthly interest payments at 10% per
               annum                                                                    -                 895

               Mortgage  payable,  secured by land and building
               (Airport Ramada Suites, Salt Lake City, UT), due in
               December 2003, in monthly installments of principal
               and interest of $18,470, with an initial interest rate
               of 10.35% per annum                                                      -               1,817

               Mortgage payable, secured by land and building (Four
               Points by Sheraton, St. George, Utah), due February 1,
               2023, in monthly installments of principal and interest
               of $24,084, at 11.0% per annum                                           -               2,967

               Mortgage payable, secured by land and building
               (Santa Ana, CA), due March 2000, in monthly
               installments of principal and interest of $28,719,
               at 8.0% per annum                                                        -                 409


                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note G -  Long-Term Debt (continued)

                                                                                        December 31,
               (in thousands, except in descriptions)                             1999                1998
                                                                            -----------------    ----------------
               Various secured notes payable, at market rates
               of interest ranging from 6.9% to 19.05% per annum,
               with due dates ranging from June 1999 to December 31,
               2003                                                                   94               1,526
                                                                            -----------------    ----------------
                        Total Long Term Debt                                       4,185              14,140
               Less: Current maturities                                             (730)             (4,667)
                                                                            -----------------    ----------------
               Net Long Term Debt                                                 $3,455              $9,473
                                                                            =================    ================

          The following are maturities of long-term debt for each of the next five years:

                   2000                                         $ 730
                   2001                                           169
                   2002                                           174
                   2003                                           183
                   2004                                           199
                   Thereafter                                   2,730
                                                            ----------
                   Total                                       $4,185
                                                            ==========


Note H -  Shareholders' Equity

          The Company did not declare or pay any dividends for the years shown in these financial statements. In June 1999, the board of directors of the Company resolved to authorize a change in par value of the common stock from $0.01 to $0.001. As a result the Company adjusted the common stock and paid in capital to reflect this change.

          In 1998, in compliance with the Company's plans to re-acquire up to one million shares of its own common stock, the Company purchased 251,000 shares at a cost of $537,000. The re-acquired shares are classified as treasury stock and are stated using the cost method. The shares have not been retired and therefore are still considered outstanding.

          Return of stock issued for prepaid advertising
          In connection  with the settlement on prepaid  advertising  with ITEX,
          400,000   shares  were  returned  to  the  Company  and   subsequently
          cancelled. See Note I.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note I -  Prepaid Advertising

          In 1995, the Company entered into an agreement with Associated Reciprocal Traders, Ltd. (ART) to purchase from ART 20,000 Investor Relations-Advertising-Infomercial radio air time spots, priced at $25 per ad spot, per station, for a sum total of $500,000. In payment of the foregoing, the Company issued 100,000 shares (equivalent to 1,800,000 shares at December 31, 1998 with stock split effects) of common stock to ART on September 10, 1996. The prepaid advertising is shown as a reduction of shareholders' equity rather than as an asset (Note H).

          In 1999, the Company reached a settlement agreement with ART and it's successor ITEX Corporation (ITEX) acknowledging that ART/ITEX have fully paid the consideration for their 1,400,000 shares of WCFC stock by issuing 300,000 ITEX trade dollars to the Company. The remaining 400,000 shares were returned to the Company and were treated as deduction to prepaid advertising.

          In connection with the Company's negotiation with its vendors, the Company used approximately 130,000 of the ITEX dollars to settle some of it's accounts payable (Note S). At December 31, 1999 the remaining balance of the ITEX dollars was $170,000.

Note J -  Concentration of Risks

          Cash in banks,  based on bank  balances,  exceeded  federally  insured limits by  $1,337,000  and  $799,000  at  December  31, 1999 and 1998,
          respectively. Receivables from credit card companies aggregated approximately $327,000 and $880,000 at December 31, 1999 and 1998, respectively. The Company invests excess cash in marketable securities. Marketable securities are carried at fair market value, which amounted to $1,914,000 and $2,870,000 as of December 31, 1999, and 1998, and accounted for 6% and 5% of the Company's consolidated assets as of December 31, 1999 and 1998, respectively.

          The following table shows the percentage of revenues:

                                                                   1999          1998          1997
                                                              ----------    ----------    ----------
                      Seminars                                      70%           65%           65%
                      Product sales                                 14%           18%           31%
                      Travel services                                3%            5%            4%
                      Hotel revenue                                  5%            3%             -
                      Pager services                                 6%            8%             -
                      Other                                          2%            1%             -

          The following table shows the states from which the Company derived over 10% of its seminar revenues:

                                                                   1999          1998          1997
                                                              ----------    ----------    ----------
                      California                                    18%           16%           15%
                      Florida                                       11%           10%           10%

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note J -   Concentration of Risks (continued)

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

Note K -  Stock Incentive Plan

          The Company's 1998 Incentive Stock Plan (Plan) provides for the granting of stock, restricted stock, phantom stock, stock appreciation rights both stand-alone and tandem (SAR's), stock options, and other stock-based awards, including Incentive Stock Options (ISO's). The Plan is to be administered by the Board of Directors (Board). Under the terms of the Plan, plan administers have the right to grant awards to eligible recipients and to determine the terms and conditions of award agreements. Eligible participants will be directors, officers, consultants and other employees of the Company.

          The maximum number of shares of Company stock reserved for issuance under the plan has increased from 1,000,000 shares in 1998 to 5,000,000 shares in 1999. Such shares may be authorized but unissued Company stock or authorized and issued Company stock held in the Company's treasury. The Board has the authority to determine the expiration date of each option, provided that no ISO will be exercisable more than 10 years after the date of grant.

          There were no outstanding nor exercisable common stock purchase options at the beginning of 1999. The following table summarizes information concerning outstanding and exercisable options at December 31, 1999:

                        Options Outstanding &             Remaining              Exercise
                             Exercisable                     Life                  Price
                       ------------------------        ----------------       ---------------
                             251,000                       2.00 years            $ 0.40
                             135,000                       2.00 years              0.50
                             940,000                       3.00 years              0.50
                       ------------------------        ----------------       ---------------
                           1,326,000                       2.71 years            $ 0.48
                       ========================        ================       ===============

          The common stock purchase options were issued for past services. Options to purchase approximately 1,326,000 shares of common stock were granted at December 15, 1999 when the underlying stock was at $0.2188 per share. No options were exercised in 1999.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note K -  Stock Incentive Plan (continued)

          The Company uses the intrinsic value based method of Accounting Principles Board Opinion No. 25 (APB25), as permitted by SFAS 123, "Accounting for Stock-Based Compensation". SFAS 123 requires additional disclosures, including proforma calculations of net earnings and net earnings per share, as if the fair value method of accounting prescribed by SFAS 123 had been applied. Had compensation cost been determined based on the fair value of the common stock purchase options using the provisions of SFAS 123, the Company's net loss in 1999 would have increased by $97,010 and the net loss per share in 1999 would have increased by an immaterial amount.

          For proforma calculation, the fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model and the following assumptions for awards in 1999: zero dividend yield, expected volatility of 98%, risk-free interest rate of 6.1%, and expected life of 3 years. Using these assumptions, the grant-date fair value per share of the options granted in 1999 was $0.07.

          The Board may grant common stock as a bonus. The Board may suspend, terminate or amend the Plan at any time provided that stockholder approval will be required if and to the extent the Board determines that such approval is appropriate for purposes of satisfying Section 422 of the Internal Revenue Code of 1986. In 1999 there were 11,000 shares issued as bonuses and additional 45,000 shares were issued to founding employees.

          At December 31, 1999 the Board granted, but not issued, 297,500 shares of restricted stocks to certain eligible employees as millenium bonus for service to be provided by the employees in year 2000. These restricted shares were granted under the Company's 1997 Incentive Stock Plan. Stock issued before the performance of services are shown as a separate reduction of stockholders' equity in accordance with APB No. 25, "Accounting for Stock Issued to Employees". The aggregate value of the 297,500 shares was approximately $56,000.

Note L -  Other investments

          Other investments consist of investments in venture capital partnerships and private companies, primarily comprised of hotel/motel properties and other real estate investments. The estimated other investments approximated the carrying amount at December 31, 1999 and 1998. The fair values of investments in venture capital partnerships and private companies were estimated based on financial condition and operating results, or other pertinent information. No dividends were received from other investments during the years shown.

          The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of in 1995. In December 1999 the Company recognized the impairment losses on investments made on certain asphalt patching products developing and marketing company ($615,000), and on certain unproductive oil well ($637,000). In 1998 the Company recorded a non-cash pre-tax charge of $226,000 to write down the carrying value of an investment in a private company. The Company considers the investments to be unprofitable and therefore have no market value.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note L -  Other investments (continued)

                Other investments consist of the following:

                                                                  December 31,         December 31,
                  (in thousands)                                      1999                 1998
                                                                ------------------    ----------------
                  Cost method
                  Oil and gas                                               $ 691              $1,325
                  Hotels/motels                                               601                 784
                  Real estate                                               1,981               4,961
                  Private companies                                           940                 750
                  Other                                                         -                 255
                                                                ------------------    ----------------
                                                                            4,213               8,075
                                                                ------------------    ----------------
                  Equity method
                  Hotels/motels                                                 -                 933
                  Private companies                                             -                 740
                                                                ------------------    ----------------
                                                                                -               1,673
                                                                ------------------    ----------------
                           Total                                           $4,213              $9,748
                                                                ==================    ================

          Investments in private companies in 1999 include a privately held computer software company ($750,000), a software manufacturer ($40,000), and a telecommunication company ($150,000). Investments in private companies in 1998 include a privately held computer software company ($750,000), an inactive public company ($150,000), and a concrete repair business ($590,000). Equity investments are shown net of their share of income and losses for the year ended December 31, 1999 and 1998. Accumulated deficit during the development stage was not material in 1999 and 1998.

          In connection with its' investment in the software manufacturer company, the Company was committed to make additional $200,000 investment in 2000. The Company was also committed to invest $450,000 in another private company in January 2000.

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

          Notes receivable from         The fair value of notes  receivable was
          employees  and  officers  -   determined by discounting the expected
                                        future cash flows from the notes
                                        receivable at market rate at the end
                                        of the year.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note M -  Disclosures About Fair Value of Financial Instruments (continued)

          Marketable securities     -    The fair value of marketable securities
                                         were estimated based on quotes
                                         obtained from brokers for those
                                         instruments.

          Other investments         -    The fair value of other investments is
                                         determined by financial positions of
                                         the investee companies and market
                                         conditions.

          Margin loans in
           investment accounts      -    The carrying amount of margin loans
                                         approximates its fair value.

          Long-term debt            -    The fair values of the Company's long-
                                         term debt either approximates fair
                                         value or estimates using discounted
                                         cash flow analyses based on the
                                         Company's current incremental borrowing
                                         rates for similar types of borrowing
                                         arrangements.

          The carrying amounts and fair values of the Company's financial instruments at December 31, 1999 and 1998 are as follows:

                                                                1999                           1998
                                                      -------------------------     ---------------------------
                                                       Carrying        Fair          Carrying          Fair
                 (in thousands)                         Amount         Value          Amount          Value
                                                      -----------    ----------     ------------    -----------
                 Cash and cash equivalents               $ 1,854       $ 1,854          $ 1,742        $ 1,742
                 Marketable securities                     1,914         1,914            2,870          2,870
                 Receivables including
                        employees and officers             4,891         4,832            3,032          3,222
                 Other  investments                        4,213         4,213            9,748          9,748
                 Margin loans in investment
                        accounts                             179           179              146            146
                 Long-term debt                            3,455         3,455            9,473          9,473

          The carrying amounts in the table are included in the balance sheets under the indicated captions, except for notes receivable which has several components on the balance sheet.

Note N -  Lease and Other Commitments

          Operating lease commitments are primarily for the Company's shipping warehouse and equipment rentals. Rental expense amounted to $710,000, $498,000, and $135,000 for the years-ended December 31, 1999, 1998, and 1997, respectively.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note N -  Lease and Other Commitments (continued)

          Future minimum rental commitments are as follows:

               (in thousands)

               2000                                       $  673
               2001                                          609
               2002                                          500
               2003                                          415
               2004                                          161
               Thereafter                                      -
                                                 ----------------
               Total                                     $ 2,358
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

Note O -  Income Taxes

          Provisions for (benefit from) income taxes in the consolidated statements of operations consist of the following components:

                                                                    Years ended December 31,
                                                     -------------------------------------------------------
                  (in thousands)                          1999                1998               1997
                                                     ---------------     ---------------    ----------------
                  Current
                  Federal                                    $    -             $3,219              $ 4,660
                  States                                          5                180                  458
                                                     ---------------     ---------------    ----------------
                                                                  5              3,399                5,118
                                                     ---------------     ---------------    ----------------
                  Deferred
                  Federal                                   (2,619)              (550)                  945
                  State                                       (239)               (92)                   -
                                                     ---------------     ---------------    ----------------
                                                            (2,858)              (642)                  945
                                                     ---------------     ---------------    ----------------
                  Total income taxes                      ($ 2,853)             $2,757              $ 6,063
                                                     ===============     ===============    ================

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.



                                      -24

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note O -   Income Taxes (continued)

          Significant components of the Company's deferred tax assets and liabilities are as follows:

                  (in thousands)                                        December 31,
                                                            -------------------------------------
                  Deferred tax assets:                           1999                 1998
                                                            ----------------    -----------------
                  Unrealized (gain) loss on trading
                  securities                                   $    21              ($ 309)
                  State income tax                                   -                   -
                                                            ----------------    -----------------
                  Total deferred tax assets                         21                (309)
                                                            ----------------    -----------------
                  Deferred tax liabilities:

                  Accelerated depreciation                         651                (187)
                  Deferred revenues
                                                                (1,086)              1,109
                  State income tax                                   -                  29
                                                            ----------------    -----------------
                  Total deferred liabilities                      (435)                951
                                                            ----------------    -----------------
                  Net Deferred tax asset (liability)            $  456              ($ 642)
                                                            ================    =================

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                               1999          1998          1997
                                                             ----------    ----------    ----------
                  Federal income tax rate                     (39.0%)          35.0%         35.0%
                  Unrealized loss on trading securities         2.0          (9.1)         6.2
                  Deferred revenues                           (12.0)         23.1            -
                  Accelerated depreciation                      7.0          (5.4)        (1.3)
                  State income tax                               -            1.4           .4
                                                             ----------    ----------    ----------
                  Effective income tax rate                   (42.0%)          45.0%         40.3%
                                                             ==========    ==========    ==========

          The net operating loss in 1999 will be carried back to earlier years under provision of the tax law. An asset was recognized for the amount of refundable taxes under SFAS 109.

Note P -  Revenues and Other Cost of Revenues

(in thousands)                                            Pager                   Travel
                               Seminar      Product       Service     Hotel       Related                     Total
                               Revenue       Sales         Fees       Income      Service       Other
                               ---------    ---------     -------     -------     --------    ----------    ----------
Year ended December 31, 1999:
  Revenues, net of returns
    and discounts              $59,242      $11,599       $5,395      $3,778      $ 2,157      $  1,957      $ 84,128
                               ---------    ---------     -------     -------     --------    ----------    ----------
  Royalties to related           2,407          379            -           -            -           193         2,979
    party
  Speaker fees to related           47            -            -           -            -            13            60
    party
  Other costs of revenues       26,090        6,329          578       4,141           49           291        37,478
                               ---------    ---------     -------     -------     --------    ----------    ----------
  Total cost of revenues        28,544        6,708          578       4,141           49           497        40,517
                               ---------    ---------     -------     -------     --------    ----------    ----------
        Gross Profit            $30,698     $ 4,891       $4,817      ($ 363)     $ 2,108      $  1,460      $ 43,611
                               =========    =========     =======     =======     ========    ==========    ==========

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note P -  Revenues and Other Cost of Revenues (continued)


(in thousands)                                            Pager                    Travel
                               Seminar      Product       Service     Hotel       Related                     Total
                               Revenue       Sales         Fees       Income      Service       Other
                               ---------    ---------     -------     -------     ---------    ---------    ----------
Year ended December 31, 1998:
  Revenues, net of returns
    And discounts             $ 78,191     $ 24,250     $ 8,427     $ 3,336      $ 2,320      $ 1,683      $ 118,207
                              ---------    ---------    --------    --------    ---------     --------    -----------
  Royalties to related party     6,521        1,290           -           -            -            -          7,811
  Speaker fees to related          378            -           -           -            -            -            378
  party

     Other costs of revenues     28,943       14,721         525       4,265             8          112        48,574
                              ---------    ---------    --------    --------    ---------     --------    -----------
  Total cost of revenues        35,842       16,011         525       4,265            8          112         56,763
                              ---------    ---------    --------    --------    ---------     --------    -----------
     Gross Profit             $ 42,349      $ 8,239     $ 7,902      ($ 929)      $ 2,312      $ 1,571       $ 61,444
                              =========    =========    ========    ========    =========     ========    ===========

Year ended December 31, 1997:
  Revenues, net of returns
    And discounts              $60,759      $29,386         $ -         $ -       $3,198          $ -        $93,343
                              ---------    ---------    --------    --------    ---------     --------    -----------
  Royalties to related party     6,559        3,438           -           -            -            -          9,997
  Speaker fees to related          155           12           -           -            -            -            167
  party
     Other costs of revenues     12,605       13,760           -           -         2,963            -        29,328

                               ---------    ---------   --------    --------    ---------     --------    -----------
    Total costs revenues        19,319       17,210           -           -        2,963            -         39,492
                              ---------    ---------    --------    --------    ---------     --------    -----------
     Gross Profit             $ 41,440     $ 12,176         $ -         $ -        $ 235          $ -        $53,851
                              =========    =========    ========    ========    =========     ========     ==========


Note Q -  Supplementary Disclosure of Cash Flow Information

          The Company paid $1.753 million, $1.453 million, and $309,000 in interest, and $4.306 million, $2.750 million, and $2.485 million for income taxes for the years ended December 31, 1999, 1998, and 1997, respectively.

          The Company purchased a three-story commercial building in July 1996, and relocated in January 1997. The $3.300 million purchase was financed with a $2.550 million mortgage with an interest rate of 9% per annum, and a down payment of $750,000. See Note G for more information regarding the debt.

          In December 1999, the Company sold 100% interest in three of its hotel properties collectively for $12,700,000. The three hotels are Best Western McCarran house in Sparks, Nevada, Airport Ramada Suites in Salt Lake City, Utah, and Sheraton hotel in Sparks, Nevada. After the buyer assumed all outstanding mortgage loans and other liabilities, the Company received net proceeds of $2,822,000, of which $410,000 is in cash, $362,000 in note receivable, due in 2000, and $2,050,000 in note receivable, due on January 1, 2003, at interest of 7% per annum.

          The majority of the acquisition of the interest in these three hotels was made in 1998 by long term debt financing as indicated in the following paragraphs.

          On March 11, 1998, the Company purchased the Best Western McCarran House in Sparks, Nevada. The purchase price was $5.25 million, which included a $990,000 down payment and an assumption of promissory notes totaling $4.260 million. See Note G for more information regarding the debt.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note Q -  Supplementary Disclosure of Cash Flow Information (continued)

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

          In September 1997, the Company acquired its first 25% interest of the Airport Ramada Suites, in Salt Lake City, Utah, with a cash deposit of $250,000. In June and September 1998, the Company acquired an additional 25% each transaction in trades of other hotel property interests; bringing the Company's ownership to 75%. Once majority ownership was obtained, the Company recorded land, building, and equipment of $2.763 million and notes payable of $2.294 million (Note
          G).

          In February 1999, the Company sold an office building located in Memphis Tennessee for $1,434,000. The building was originally bought for $1,425,00 through its wholly owned subsidiary, Bountiful Investment Group in April 1998. The $1.425 million purchase was financed with a $1.068 million mortgage and a down payment of $357,000. See Note G for more information regarding the debt.

          During 1999, the Company also sold its' 49% interest in a partnership, which holds a hotel operation for $800,000, and other investments for $1,685,000.

Note R -   Acquisitions

          During 1998,  the Company  completed the  acquisition  of  Information
          Quest  (IQ),  Quantum  Marketing,   Inc.  (Quantum),   and  Get  Ahead
          Bookstores, Inc.

          In January 1998, the Company acquired IQ, a Nevada corporation, and the producer of the IQ Pager, which provides subscribers with paging service for stock related information. WCFC exchanged 45,000 shares of restricted common stock for 50,000 shares of IQ, representing all of the issued and outstanding shares of IQ. On the date of acquisition, the market value of the stock issued was $188,000. The acquisition was accounted for as a purchase, resulting in assets of $1.961 million, liabilities assumed of $1.835 million, and goodwill of $126,000.

          In January 1998, the Company acquired Quantum, a Nevada Corporation. WCFC exchanged 45,000 shares of restricted common stock for 24 million shares of Quantum, representing all of the issued and outstanding capital stock of Quantum. On the date of acquisition, the fair value of the stock issued was $189,000. The acquisition was accounted for as a purchase, resulting in goodwill of $189,000.

          In January 1998, WCFC acquired Get Ahead Bookstores, a Nevada corporation, a retail distributor of financial education, personal development, and inspirational products, including books, audio tapes, and video tapes, located in Quantum's financial education centers. WCFC paid $1.00 for an assignment of all interest, rights, and claims in Get Ahead Bookstores.



                                      -27

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note R -   Acquisitions (continued)

          In December 1999, the Company recognized the impairment of goodwill based on the continuous loss from some of its subsidiaries in accordance with the Financial Accounting Standards board's SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed of". The impairment loss of goodwill was charged to selling, general and administrative expenses.

          At December 31, 1999 and 1998, goodwill was $2.187 million and $3.166 million, and accumulated amortization was $127,000 and $105,000, recording net goodwill of $2.060 million and $3.061 million, respectively. The 1999 amounts were reduced by an impairment loss of $1.095 million.

Note S -  Accounts Payable Negotiation

          SFAS No. 15 establishes accounting standards for debtors and creditors during troubled debt restructurings. A debtor that transfers its receivable from a third party to a creditor to settle fully a payable shall recognize a gain on restructuring of payable. Gain on restructuring of payables shall be aggregated, included in measuring net income for the period of restructuring, and if material, classified as an extraordinary item, net of related income tax effect, in accordance with SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt."

          In 1999, as part of the Company's negotiation with its vendors, the Company used $130,000 of prepaid advertising credit, ITEX trade dollars (see Note I), to settle $160,000 accounts payable. Since no material gain or loss arose from such transaction, no extraordinary gain or loss was recognized.

Note T -  Pending Litigation and Legal Proceeding

          During 1998 and 1999, the Company received Civil Investigative Demands ("CID") from Attorneys General (`AG") of ten states (the "multi-state-group"). Each CID was essentially the same and requested general information concerning the Company and its officers. The CID also requested substantiation for certain specific statements from the Company's advertisements and marketing materials, and certain of its publications. The Company subsequently provided extensive responses and materials for the advertising and marketing statements. Although there were sporadic contacts with the office of the Attorney General of Washington as lead counsel for the multi state group, little of substance has occurred during the pendency of discussion with the Federal Trade Commission ("FTC") discussed above. However, as discussions with the FTC began to ripen into consensus, the potential FTC agreement has become a focal point for resolving matters with the multi-state-group. The multi-state-group indicated it was amenable to a settlement predicated on the FTC draft agreement, but subject to certain additional issues. Discussions between the Company and an expanded AG multi-state group members, which now includes the Attorneys General of California and Texas, continue as of this date. It is not possible at this juncture to predict what the outcome of those discussions will be or whether these matters will ultimately be settled or litigated. Furthermore, no assurance can be made that any of the state AG will conform to the settlement approved by FTC.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note T -  Pending Litigation and Legal Proceeding (continued)

          In March 1998, the District 4 Subcommittee of the Unauthorized Practice of Law Committee in the state of Texas sent a request to SMIL and two former employees of the Company asking that the parties sign an agreement to voluntarily cease and desist in the activities which may constitute the unauthorized practice of law in Texas. The committee alleged that SMIL offered to set up Nevada corporations, Living Trusts, Keogh Plans, and Corporate Pension Plans, Family Limited Partnerships, Massachusetts Business Trust, and Charitable Remainder Trusts. The committee further alleged that the Company advised clients about legal structuring, legal advantages and legal strategies associated with such entities, and provided specific proposals of structuring an individual's assets and businesses. The Company declined to enter into a voluntary cease and desist on behalf of the former employees named in the request because they no longer work for the Company. In 1998, the Company divested that portion of its business associated with the activities specified in the request. The Company has not yet determined any impact on its financial statements and no provision for losses has been made.

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

          On or about January 11, 1999, The People of the State of California filed a complaint for rescission of contract, restitution, injunctive relief, civil penalties, and other equitable relief against the Company and others. The case is based on the allegation that the Company marketed investment strategy seminars and products without properly advising California participants and customers that they had three days within which to revoke their purchase of any such seminar or product. On the basis of this allegation, the District Attorney for the County of Fresno is seeking full restitution of all monies paid for the Company's seminars and products by California participants and customers during the four years preceding the filing of the complaint, civil penalties in an amount not less than $2,000,000, imposition of a constructive trust on the Company's profits acquired as a result of its alleged wrongful conduct, costs of suit, and other relief. On or about April 7, 1999, the Company filed an answer in which it denied all material allegations of the complaint and asserted certain affirmative defenses. The Company has not yet determined any impact on its financial statement and no provision for losses has been made.

          In 1996, the Washington State Department of Financial Institutions ("DFI") first notified the Company that it was investigating unspecified violations. To date, no complaint or other action has been filed by the DFI. On September 7, 1999, the Company filed a complaint in the Superior Court of Washington against DFI, seeking a Declaratory Judgment that the DFI did not have the statutory authority to conduct its investigation because the Company is not an "investment advisor" under the Washington Securities Act, that the DFI had violated the Company's right to due process and exceeded its statutory authority by conducting an open ended and unresolved investigation over for a period of four years without closure or other action. The Court has taken the complaint under advisement and indicated it would entertain a motion to proceed if the DFI failed to take action by March 1, 2000. As of this date, no such action has been taken by DFI. The Company has informed the Court of the negotiations with the Washington Attorney General

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note T -  Pending Litigation and Legal Proceeding (continued)

          and indicated that it would refrain from any further action to pursue its complaint against DFI during the pendancy of those discussions.

          On or about October 15, 1999, the Company was informed by the Federal Trade Commission that the agency was conducting an investigation of possible violations of the Federal Trade Commission Act. Several meetings were held between counsel and the FTC staff in which the Company vigorously contested any allegations of such trade practices. As matters progressed, it became evident that there might be a basis for a negotiated resolution of this dispute. The FTC staff made it clear that their focus was on specific past advertising issued and that the efficacy of the Company's publications and educational seminars were not at issue in their investigation. Management determined that the Company did not wish to expend the extraordinary sums that would be required for a full defense of an FTC complaint if a consent agreement could be negotiated that would set consensual standards for future advertising and marketing and that would assure that a mechanism was created for the equitable resolution of any meritorious past customer complaints.

          Counsel and the FTC staff have been engaged in intensive and detailed discussions. As of this date, FTC staff and the Company have arrived at a tentative agreement in principle. If that agreement can be refined into a mutually acceptable written consent order agreement, it will then be forwarded to the Federal Trade Commissioners for their independent review. At this juncture, there is no way to predict what action the Commissioners would take in this regard or whether this matter will ultimately be settled or litigated.

          Other Litigation

          The Company has been named a defendant in several other lawsuits in the normal course of its business. In the opinion of the management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on the consolidated financial statements of the Company.

Note U -  Significant Fourth Quarter Adjustments

          In the fourth quarter of 1999, the Company recorded the following:

               Impairment losses on other investments        $ 1,265,000
               Write-off equipment                               610,000
               Write-down of goodwill                          1,148,000
               Deferred tax benefit                           (2,858,000)


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

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note V -  Discontinued Operations (continued)

          EPI was sold to a newly formed company by principals who have been involved in the production, selling, and marketing of products and seminars for the Company. The stock of EPI was sold for $250,000.

          Operating results of EPI for the year ended December 31, 1998 are shown separately in the accompanying income statement. The income statement for the year ended December 31, 1997 has been restated and operating results of EPI are also shown separately.

          As a result of the sale of EPI, the licensing agreement between the Company and EPI was transferred to the new owners of EPI. The agreement provides for aggregate licensing fees of $17.720 million payable with future cash flows of the business transferred. The payment schedule requires, on a weekly basis, the remittance of an amount ranging from 70% to 75% of net sales or 30% of gross sales, whichever greater, for a period of five years. In June of 1999, the five-year licensing agreement was mutually terminated by the parties, and the Company entered into a temporary licensing arrangement with EPI. Under the temporary licensing arrangement, the Company receives payments in the form of marketing fees equal to 35% of EPI's gross sales proceeds. Total licensing revenue for the year ended December 31, 1999 and 1998 were $2.7 million and $1.7 million, respectively.

Note W -  Segment Reporting

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

          Information on the Company's business segments for the years ended December 31,

                (in thousands)                                     1999               1998             1997
                                                               -------------      -------------    -------------
                Net revenues and sales
                    Seminars                                    $  59,242            $78,191          $60,759
                    Product sales                                  12,955             24,355           29,386
                    Hotels                                          3,778              3,336                -
                    Pager service                                   5,395              8,427                -
                    Travel service                                  5,730              5,874            3,198
                    Other                                           5,360              8,576            4,302
                    Less: inter-company sales                     (8,332)           (10,552)          (4,302)
                                                               ------------      -------------    -------------
                                                                  $84,128          $ 118,207          $93,343
                                                               =============      =============    =============

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note W -  Segment Reporting (continued)

                (in thousands)                                     1999               1998             1997
                                                               -------------      -------------    -------------
                Operating income (loss)
                    Seminars                                      ($ 4,479)             $  483          $10,907
                    Product sales                                   (1,442)                813            3,538
                    Hotels                                            (363)              (432)                -
                    Pager services                                      847              2,494                -
                    Travel services                                   (716)                508               97
                    Other                                                43                419                -
                    Less: inter-company profit                      (1,148)              (731)                -
                                                               -------------      -------------    -------------
                                                                    (7,258)              3,554           14,542
                Other income (expense)                                  602              1,656            (706)
                                                               -------------      -------------    -------------
                Income (loss) from continuing operations
                before income taxes                                ($ 6,656)            $ 5,210         $ 13,836
                                                               =============      =============    =============
                Identifiable assets
                    Seminars                                           $  -              $   -             $  -
                    Product sales                                       517                487                -
                    Hotels                                                -             13,482                -
                    Pager services                                    1,198              1,521                -
                    Travel services                                      73                 18               18
                    Other                                             1,576              3,084
                                                               -------------      -------------    -------------
                Segmented assets                                      3,364             18,592               18
                Corporate assets                                     13,617             14,199           12,037
                                                               -------------      -------------    -------------
                    Total identifiable assets                        16,981             32,791           12,055
                                                               -------------      -------------    -------------
                Accumulated depreciation and
                    Amortization
                    Seminars                                              -                  -                -
                    Product sales                                       333                264                -
                    Hotels                                                -                293                -
                    Pager services                                      358                257                -
                    Travel services                                       9                  1                -
                    Other                                               183                111
                                                               -------------      -------------    -------------
                Segmented asset depreciation and
                    Amortization                                        883                926                -
                Corporate asset depreciation and
                    Amortization                                      4,000              2,662            1,630
                                                               -------------      -------------    -------------
                Total accumulated depreciation and
                    Amortization                                      4,883              3,588            1,630
                                                               -------------      -------------    -------------
                Net identifiable assets                             $12,098           $ 29,203         $ 10,425
                                                               =============      =============    =============


                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note W -  Segment Reporting (continued)

                (in thousands)                                     1999               1998             1997
                                                               -------------      -------------    -------------
                Capital expenditures
                    Seminars                                          $   -              $   -             $  -
                    Product sales                                        30                487                -
                    Hotels                                         (13,482)             13,482                -
                    Pager services                                    (323)              1,521                -
                    Travel services                                      55                  -
                    Other                                           (1,508)              3,084                -
                                                               -------------      -------------    -------------
                Total segment expenditures                         (15,228)             18,574                -
                    Corporate expenditures                            (582)              2,162            4,157
                                                               -------------      -------------    -------------
                Total capital expenditures                       ($ 15,810)           $ 20,736          $ 4,157
                                                               =============      =============    =============

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

Note X -  Subsequent Events

          On January 3, 2000 the Company issued 297,500 shares of restricted common stocks granted on December 31, 1999 to employees as bonus. See Note K.

          In January 2000, the Company funded its investment commitment of $650,000 as disclosed in Note L.

          On March 6, 2000, the Company announced it would buy back up to two million shares of the Company's outstanding common stocks over the next year through the Company's brokerage accounts. The repurchase program will be conducted in compliance with Rule 10-18 of the Securities Exchange Act of 1934 and will expire no later than February 16, 2001.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note Y -  Going Concern

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained a significant operating loss for the year ended December 31, 1999. In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 1999 and 1998, current liabilities exceed current assets by $2.789 million and $15.973 million, respectively.

          In view of these matters, realization of a major portion of the assets in the accompanying balance sheets is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to meet its working capital requirements, and the success of its future operations. Management has taken steps to reduce costs, improve profitability, and liquidity. By selling the Company's major holdings in the four hotels, the company has redirected its focus on its core business of conducting education investment seminars. The Company started and continues to streamline its operations by holding seminars in fewer but concentrated markets reducing travel, speaker, and meeting room costs, resulting in greater efficiency and better gross profit per seminar attendee. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

                                 EXHIBIT INDEX
                                 -------------

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

  2.9** Share Exchange Agreement, dated August 15, 1997, between Profit Financial Corporation and Origin Book Sales, Inc.

  2.10*** Assignment and Assumption of Interest, Consent Agreement, Memorandum of Terms re: Airport Hotel Partners, L.L.C.

  2.11***           Limited Liability  Company Interest  Purchase  Agreement re:
                    Woods Cross Hotel Partners, L.C. dated November 29, 1997

  2.12*** Limited Liability Company Interest Purchase Agreement with exhibits re: Park City Hotel Partners, L.C. dated February 4, 1997

  2.13*** Memorandum of Terms, Assignment and Assumption of Interest, Warranty Deed re: Airport Lodging Associates, L.L.C.

  2.14**** Share Exchange Agreement, dated January 1, 1998, between WCFC & Quantum Marketing, Inc.

Exhibit No.         Description
-----------         -----------
  2.15****          Stock  Assignment  Agreement dated January 1, 1998,  between
                    WCFC & Glendon H. Sypher

  3.1**             Articles of Incorporation of Wade Cook Financial Corporation

  3.2               Bylaws of Wade Cook Financial Corporation

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

 10.10*(Function)   Employment  Agreement  dated June 26,  1997,  by and between
                    Wade Cook Seminars, Inc., and Wade B. Cook

 10.11* Commercial Lease dated June 25, 1997, by and between Wade Cook Seminars, Inc. and U.S.A. Corporate Services, Inc.

 10.12* Agreement dated November 1, 1996, between Wade B. Cook and Lighthouse Publishing Group, Inc.

 10.13* Secured Loan Agreement and Promissory Note (Secured) between U.S.A., Wade Cook Seminars, Inc. and Newstart Centre, Inc.

 10.14** Open-Ended Product Agreement, dated March 20, 1998, between Wade Cook Financial Corporation and Wade B. Cook

 10.15*** Product Agreement, dated March 23, 1998, between Planet Cash, Inc., Steven Allyn Wirrick and Wade Cook Financial Corporation

Exhibit No.         Description
-----------         -----------
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

Exhibit No.         Description
-----------         -----------
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

 10.39# Addendum No. 1/Counteroffer to Real Estate Purchase Contract dated August 1997 (St. George Hilton

 10.40# Real Estate Lease dated July 16, 1998 between Origin Book Sales, Inc. and California Avenue Associates, LLC.

 10.41#             Form of Speaker Agreement

 10.42#             Agreement  dated December 11, 1998 between THH Ventures L.C.
                    and the Company

 10.43              Assignment  Agreement  dated   December  15,  1999  by  and
                    between Wade Cook Financial Corporation and Never Ending Wealth, L.P.

 10.44              Purchase  and Sale  Agreement  for  Hotel  Properties  dated
                    December 1999 by and between Bountiful Investment Group, Inc. and Eagle Rock Finance, L.C.

 10.45 Promissory Note dated December 20, 2000 made by Stock Market Institute of Learning, Inc. in favor of Sun Life Assurance Company of Canada.

 10.46 Promissory Note dated June 1999 made by Quantum Marketing, Inc. in favor of Habib American Bank.

 11.1#              Statement of Computation of Per Share Earnings

 16.1**             Letter re: Change in Certifying Accountant

 21.1#              List of Wade Cook Financial Corporation Subsidiaries

 27.1#              Financial Data Schedule - December 31, 1999

---------------------------------
* Previously filed as an exhibit to the Company's registration statement on Form 10 filed with the SEC on April 30, 1997, as amended on June 29, 1997 and September 24, 1997

** Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1998

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