Form 10-Q
period 2000-03-31
WADE COOK FINANCIAL CORP
filed 2000-05-08
CIK 894417

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of outstanding shares of the registrant's common stock, $0.001 par value, as of March 31, 2000 was 64,058,948 shares.

                         WADE COOK FINANCIAL CORPORATION

                                    Form 10-Q

                                      Index


                                                                                                       Page
                                                                                                       ----

PART I -- FINANCIAL INFORMATION..........................................................................1

Item 1:  Financial Statements............................................................................1

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations..........14

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................14

PART II  --  OTHER INFORMATION..........................................................................14

Item 1.  Legal Proceedings..............................................................................14

Item 2.  Changes in Securities..........................................................................14

Item 3.  Defaults Upon Senior Securities................................................................14

Item 4.  Submission of Matters to a Vote of Security Holders............................................14

Item 5.  Other Information..............................................................................14

Item 6.  Exhibits and Reports on Form 8-K...............................................................15


PART I -- FINANCIAL INFORMATION

Item 1: Financial Statements


                Wade Cook Financial Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

(in thousands)                                                     March 31, 2000           December 31, 1999
                                                                -------------------       ---------------------
Assets:
  Current Assets:
    Cash and cash equivalents                                           $841                     $1,854
    Marketable securities                                              2,847                      1,914
    Receivables, trade                                                 1,276                      1,212
    Inventory                                                          2,984                      2,597
    Notes receivables                                                    362                        362
    Receivables, related parties                                         238                        243
    Deferred tax assets                                                  300                        456
    Income tax refund receivable                                       1,199                      1,199
    Prepaid                                                              291                        363
                                                                -------------------       ---------------------
  Total current assets                                                10,338                     10,200
                                                                -------------------       ---------------------
  Property, plant and equipment, net of depreciation                  11,658                     12,098
                                                                -------------------       ---------------------
  Goodwill, net of amortization                                        2,073                      2,140
                                                                -------------------       ---------------------
  Other assets:
  Other investments                                                    5,187                      4,213
  Deposits                                                                23                         23
  Notes receivable - employees                                         2,164                      2,361
  Notes receivable                                                     2,050                      2,050
  Due from related parties                                               518                        520
                                                                -------------------       ---------------------
  Total other assets                                                   9,942                      9,167
                                                                -------------------       ---------------------
Total assets                                                         $34,011                    $33,605
                                                                ===================       =====================

(in thousands)                                                     March 31, 2000           December 31, 1999
                                                                -------------------       ---------------------

Liabilities and Shareholders' Equity:
  Current liabilities:
    Current portion of long-term debt                                    629                        730
    Accounts payable and accrued expenses                              5,902                      7,530
    Margin loans in investment accounts                                  308                        179
    Payroll and other accrued taxes                                      684                        134
    Accrued income taxes                                                 278                        108
    Deferred revenue                                                   2,619                      2,441
    Payables, related parties                                          2,269                      1,867
                                                                -------------------       ---------------------
  Total current liabilities                                           12,689                     12,989


Deferred revenue                                                         655                        372
Long-term debt                                                         3,355                      3,455

                                                                -------------------       ---------------------
Total liabilities                                                     16,699                     16,816
                                                                -------------------       ---------------------
Minority interest                                                        401                        404
                                                                -------------------       ---------------------
Shareholders' Equity
    Preferred stock                                                        -                          -
    Common stock                                                          64                         64
    Paid-in capital                                                    4,845                      4,845
    Prepaid advertising                                                (170)                      (170)
    Unearned Compensation                                               (56)                       (56)
    Retained Earnings                                                 12,765                     12,239
                                                                -------------------       ---------------------
                                                                      17,448                     16,922

  Less: common stock in treasury at cost:                              (537)                      (537)
                                                                -------------------       ---------------------
Total shareholders' equity                                            16,828                     16,385
                                                                -------------------       ---------------------
Total liabilities, minority interest, and stockholders'
  Equity                                                             $34,011                    $33,605
                                                                ===================       =====================

                Wade Cook Financial Corporation and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)



                                               For the Three Months Ended
                                          -------------------------------------
(in thousands, except per share data)      March 31, 2000       March 31, 1999
                                          ----------------    -----------------

Revenue, net of returns and discounts          $19,363              $27,207
                                          ----------------    -----------------
Costs and expenses:
  Cost of revenue                                6,436               12,122
  Selling, general and administrative           12,598
                                                15,059
                                          ----------------    -----------------
Total operating costs                           19,034               27,181
                                          ----------------    -----------------
Income from operations                             329                   26
                                          ----------------    -----------------
Other income (expense):
  Interest and dividends                             -                    -
  Gain (loss) on trading securities                217                  416
  Interest expense                                 (62)                 (62)
  Recovery of loss on investments                  124                    -
  Other                                            184                  886
                                          ----------------    -----------------
Total other income (expenses)                      463                1,240
                                          ----------------    -----------------
Income before income taxes                         792                1,266
                                          ----------------    -----------------
Provision for income taxes (tax                    269                  443
benefits)

Minority Interest                                    3                    3
                                          ----------------    -----------------
Income from continuing operations                 $526                 $826
                                          ----------------    -----------------
Net income                                        $526                 $826
                                          ================    =================
Earnings per share
  Income from continuing operations              $0.01                $0.01
  Income from discontinuing operations                                    -
  Income during phase-out period                                          -
                                          ----------------    -----------------
Net income                                       $0.01                $0.01
                                          ================    =================
Weighted average number of shares               64,049               64,088

                Wade Cook Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)




                                                                       Three Months Ended
                                                          --------------------------------------------
(in thousands)                                            March 31, 2000                March 31, 1999
                                                          --------------                --------------
Cash provided by (used in) operations                         $(296)                         $(349)


Cash provided by (used in) investing activities                (642)                         1,580


Cash used in financing activities:
     Net (payments) borrowings                                  (75)                          (859)
                                                          --------------                --------------


Net increase (decrease) in cash                             $(1,013)                          $372
                                                          ==============                ==============

                Wade Cook Financial Corporation and Subsidiaries
                      Notes to Interim Financial Statements
                                 March 31, 2000

1.   Basis for Presentation
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to "Factors Affecting Future Results," and to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   Earnings per Share
     Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.

3.   Discontinued Operations
     In June 1998, the Company, through SMIL entered into a Stock Purchase/Licensing Agreement pursuant to which it divested its interest in Entity Planners, Inc. ("EPI") in exchange for $250,000. Under the Licensing portion of the Agreement, the Company entered into a five year licensing agreement pursuant to which the Company was entitled to receive up to an aggregate of $17,470,000 in licensing fees. Berry, Childers, & Associates was the purchaser of EPI.

4.   Licensing Agreement
     After the sale of EPI to Berry, Childers, and Associates, EPI was subsequently sold to the Anderson Law Group, P.C. ("ALG"). In June of 1999, the five year with EPI licensing agreement was mutually terminated by the parties and the Company entered into a temporary licensing arrangement with EPI. Under the temporary licensing arrangement, the Company receives payments in the form of marketing fees equal to 35% of EPI's gross proceeds. The Company currently conducts business in association with EPI under the terms of the temporary licensing arrangement.

5.   Contingencies
     The Company is subject to various legal proceedings and claims, which were discussed in detail in the 1999 Form 10K, and other documents previously filed with the Securities and Exchange Commission. The Company is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. The results of the Company's legal proceedings cannot be predicted with certainty; however, although management does not presently anticipate liability related to many of the legal proceedings and claims that would have a material adverse effect on its financial condition or result of operations, it has not yet made an estimate of its potential exposure in several pending proceedings and investigations or determined the impact of adverse results in such matters on its financial statements.

6.   Segment Reporting
     During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that companies report information about operating segments, based on the approach that management utilizes to organize the segments for management reporting and decision making.

     The Company operates through five business segments: Seminars, Product Sales, Pager Services, Travel Services, and Other. The Seminar segment primarily conducts educational seminars on strategies for trading in the stock market and buying and selling real estate. The Product Sales segment includes the publishing and distribution of books, videotapes, audio tapes, and written materials designed to teach various trading and cash flow strategies for trading in the stock market, asset protection, and asset accumulation techniques. The Pager Services segment produces the IQ Pager, which provides subscribers with paging services for stock related information. The Travel Service segment is a travel agency that is also in the business of selling travel agent training kits. The Other segment includes retail book sales, interest in real estate ventures, and an inter-company advertising agency.

     Until December 31, 1999, the Company maintained a Hotel segment due to its participation in the management and operation of a number of hotels. However, during 1999 the Company disposed of its interests in such hotels, and thereby ended its active involvement in the hospitality industry.
     Although the Company retains minority interests in three hotels, the Company no longer maintains separate Hotel segment accounting. Presently, the remaining minority hotel interests are accounted for under Other Investments.

     Information on the Company's business segments for the three months ended March 31,

     (in thousands)                                   2000                   1999                  1998
                                                ----------------        --------------       --------------
     Net revenues and sales
          Seminars                                  $15,556                $18,280               $23,448
          Product sales                               2,744                  7,014                 6,640
          Hotels                                          -                    821                   118
          Pager service                                 338                    608                   752
          Travel service                                685                    552                   702
          Other                                         771                  1,455                 3,336
          Less: inter-company sales                   (731)                 (1,523)               (4,451)
                                                ----------------        --------------       --------------
                                                    $19,363                $27,207               $30,545
                                                ================        ==============       ==============

     (in thousands)                                   2000                   1999                  1998
                                                ----------------        --------------       --------------
     Cost of sales
          Seminars                                   $5,170                 $7,517                $9,454
          Product sales                               1,381                  3,753                 1,993
          Hotels                                          -                    311                    47
          Pager service                                 109                     64                   240
          Travel service                                  -                      -                     -
          Other                                         467                    989                 2,545
          Less: inter-company sales                   (691)                   (512)               (1,300)
                                                ----------------        --------------       --------------
                                                     $6,436                $12,122               $12,979
                                                ================        ==============       ==============
     Operating income
          Seminars                                     $410                   $927                 $(839)
          Product sales                                (160)                   395                   177
          Hotels                                          -                   (289)                  (13)
          Pager service                                 106                    477                   395
          Travel service                                 66                     73                   248
          Other                                         (11)                  (184)                  330
          Less: inter-company sales                     (82)                (1,373)                    -
                                                ----------------        --------------       --------------
                                                       $329                    $26                  $298
                                                ================        ==============       ==============
     Net Identifiable assets
          Seminars                                     $  -                    $ -                   $ -
          Product sales                               2,137                  2,369                 2,752
          Hotels                                          -                 13,122                 4,648
          Pager service                               1,803                  1,344                     3
          Travel service                                 68                     22                     -
           Other                                      1,369                   1452                   864
                                                ----------------        --------------       --------------
     Segmented assets                                 5,377                 18,309                 8,267
     Corporate assets                                 7,281                  7,701                 8,247
                                                ----------------        --------------       --------------
          Total identifiable assets                 $12,658                $26,010               $16,514
                                                ----------------        --------------       --------------

8.   Subsequent Events

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     This  Report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act
of 1934, as amended (the "Exchange Act"). Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as "expects," "believe," "believes," "plans," "anticipate," "anticipates," "is anticipated," or stating that certain actions, events or results "will," "may," "should," or "can" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by the Company. Such risks and uncertainties include, but are not limited to, the Company's working capital deficiency, the effect that recent volatility in the stock market and world economic conditions may have on the interest of customers in the Company's seminars, products and services and on the Company's own investments, the Company's ability to manage its growth and to integrate recent acquisitions, fluctuations in the commercial real estate market, the significant contribution to and influence on the management of the Company by Mr. Cook, the possibility of adverse outcomes in pending or threatened litigation and government investigations involving the Company, the possible effects of adverse publicity arising from government investigations on the interest of customers in the Company's financial education services and products, consequences associated with the Company's failure to pay state and federal income tax when due, lack of liquidity in the Company's investments, and other risks and uncertainties discussed herein and those detailed in the Company's other Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For the convenience of the reader, the Company has attempted to identify forward-looking statements contained in this report with an asterisk (*). However, the omission of an asterisk should not be presumed to mean that a statement is not forward-looking statement within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act.

General

Wade Cook Financial Corporation is a holding company that, through its operating subsidiary, Stock Market Institute of Learning ("SMIL" formerly known as Wade Cook Seminars, Inc.), conducts financial education seminars and produces and sells related video and audio tapes, books and other written materials. The Company's core business is financial education, through its seminar and publishing concerns. These core businesses are complemented by a financial information pager service, and a subscription-based web site that provides stock market information and that illustrates the strategies taught in the Company's seminars and publications.

SMIL hosts the Wealth Information Network ("WIN"), an Internet web site that allows subscribers to log on and obtain information related to the stock market at http://www.wadecook.com. Two of the Company's operating subsidiaries, Left Coast Advertising, Inc., and Lighthouse Publishing Group, Inc., conduct advertising and publishing services respectively.

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

Also in 1998, the Company disposed of the business Entity Planners, Inc. ("EPI"), an entity formation business. Berry, Childers, and Associates was the purchaser. In connection with the sale of EPI, the Company granted a five year license to the purchasers of EPI to use certain intellectual property. After the sale of EPI to Berry, Childers, and Associates, EPI was subsequently sold to the Anderson Law Group, P.C. ("ALG"). In June of 1999, the five year licensing agreement with EPI was mutually terminated by the parties and the Company entered into a temporary licensing arrangement with EPI. Under the temporary licensing arrangement, the Company receives payments in the form of marketing fees equal to 35% of EPI's gross proceeds. The Company currently conducts business in association with EPI under the terms of the temporary licensing arrangement.

In August 1998, the Company acquired a fifty percent (50%) interest in Standard American Oil Company ("Standard") for a total purchase price of $750,000. Standard is engaged in the business of developing and marketing asphalt patching products. In December 1999, the Company determined this venture to be unprofitable and decided to write off its investment. In addition, during 1998, the Company made minority investments in two oil wells. The Company discovered that one of these wells was contaminated with a mineral called benidite and would be unlikely to become operational, if at all, without significant capital expenditures. Consequently in 1999, the Company decided to write off its investment in the contaminated oil well.

The Company regularly evaluates other acquisition and investment opportunities, and additional cash resources may be devoted to pursuing such opportunities. In the fourth quarter of 1999, the Company, through SMIL, executed agreements to invest in three private companies. The investments are as follows: 80,000 shares of E-automate, Inc. common stock at $240,000 acquired through a private placement; 450,000 shares of Surfbuzz.com, Inc. common stock at $450,000 acquired through a private placement; and 75,000 shares of Ceristar, Inc. common stock at $150,000 acquired through a private placement. In December 1999, the Company paid $40,000 to E-automate and $150,000 to Ceristar for common stock, the remaining balance due for the above stock purchases was not funded until January 2000 and is therefore reflected in the financial statements for the quarter ended March 31, 2000. In January 2000, the Company purchased an additional 100,000 shares of Surfbuzz.com common stock and 50,000 shares of Ceristar, Inc. common stock for an additional $100,000 respectively. E-automate is a software manufacturer that integrates small business operations. Surfbuzz.com is a world wide web search engine access tool. Ceristar is a company engaged in integrating telecommunications systems. This Investment is accounted for using the Cost Method.

During 1998, the Company acquired majority interests in several hotel properties located in the western United States in exchange for cash, and in some cases, in exchange for relinquishing or reducing certain interests in other properties. In May 1999, the Company sold its majority interest in the Fairfield Inn in Provo, Utah for $800,000. The Company received $600,000 of the purchase price in the form of cash, debt assumption, and the payment of management fees. The remainder of the purchase price was paid in the form of a parcel of undeveloped land appraised at $200,000 which is located in Temp View Quail Valley Drive, Provo, Utah. During December 1999, the Company sold its majority hotel interests in the Bestwestern Macarren House, the Four Points by Sheraton, St. George, and the Airport Ramada Suites. The Company sold the three hotels for a total sales price of $12,700,000, of which $9,890,000 represented debt assumed by the buyer. As a result of the sale of these hotel interests, the Company is no longer actively engaged in the hospitality industry, and does not maintain separate Hotel Segment accounting.

The Company retains minority interests in the Hampton Inn/Fairfield Inn in Murray, UT, Woods Cross Fairfield Inn in Woods Cross, UT, and the Park City Hampton Inn & Suites in Park City, UT. The minority interests, which are 12%, 7%, and 4% respectively, are held through the Company's ownership interest in Western States Lodging.

Liquidity and Capital Resources

     At March 31, 2000, the Company had current assets and current liabilities in the amounts of $10.3 million and $12.7 million, respectively, resulting in a working capital deficit of $2.4 million. The working capital deficit at December 31, 1999 was $2.8 million. The primary reason for the reduction in the capital deficit in the first quarter was management's efforts to pay down the Company's accounts payable. Current liabilities at March 31, 2000 include $655,000 in deferred revenue, which results primarily from revenues from seminars not yet attended, prepayments for future pager services from Information Quest and/or subscriptions to the WIN web-site. The Company has not made estimated tax payments with respect to the year 2000 income taxes, but intends to apply its income tax refund receivable of $1.2 million toward federal income taxes accruing during the first quarter of 2000.

     At March 31, 2000, the Company had payables to related parties in the amount $2.3 million, which primarily represents royalties owed to Mr. Wade B. Cook.

     The market value of the Company's marketable securities increased by $900,000 from $1.9 million at December 31, 1999 to $2.8 million at March 31, 2000, due primarily to up-trends in the securities market, active monitoring of the Company's trading accounts, and the experience of the Company's Trading Department. Inventory increased by $400,000 from $2.6 million at December 31, 1999 to $3 million at March 31, 2000 primarily as a result of returns on merchandise purchased during the holiday season, the development of new product, and stocking of existing product in anticipation of future sales. At March 31, 2000 the Company also had current receivables from related parties in the amount of $238,000 consisting primarily of term loans to employees and directors, the majority of which are secured by mortgages on real property.

     The Company's principal source of cash has been from the operation of its educational seminars and sales of related tapes, books and other materials. The Company does not have an established bank line of credit. Cash in the amount of ($296,000) was used in operations for the three months ended March 31, 2000, as compared to ($349,000) as of March 31, 1999. The decrease in the Company's use of cash in operations is primarily attributable to the management's recent implementation of cost controls, restructuring of the Seminar segment, and the more efficient use of existing Company resources.

     Cash in the amount of $75,000 was used toward debt repayment for the three months ended March 31, 2000, compared with $859,000 for the same period of 1999. The debt repaid in 2000 was primarily attributable to the repayment of a loan on property held through Bountiful Investment Group, a wholly owned subsidiary of the Company. The decrease in Company's debt obligations during the first quarter of 2000, as compared to 1999, is primarily attributable to the sale of the Company's heavily encumbered hotel interests.

     In addition to cash received from its own operations, the Company is entitled to receive payments under a temporary marketing arrangement with ALG, the current owner of EPI, which provides for payments to the Company equal to 35% of EPI's gross proceeds. The agreement may be terminated at any time. Receipt of these payments may, as a practical matter, be dependent on the success of the business in the hands of ALG. To date, ALG has made all payments when due.

     Other investments increased by $1 million from $4.2 million at December 31, 1999 to $5.2 million at March 31, 2000, due to the purchase of common stock in private companies, namely, Surfbuzz.com., Inc., E-automate, Inc., and Ceristar, Inc.

     The Company's Other investments include the following:

                                                         Investment
        Description of Investment                      (in thousands)
     ----------------------------------------------------------------
        Oil and gas properties                             $691

        Hotel and motel investments                         601

        Investments in undeveloped land                   1,981

        Private companies -- Various industries           1,914
                                                   -------------------
        Total non-marketable investments                 $5,187
                                                   ===================

     Although the Company did not acquire any new businesses in the first quarter of 2000, it did make investments in several private companies (see discussion of Surfbuzz.com, Inc., E-automate, Inc., and Ceristar, Inc. contained under the section captioned "General "). The Company has tried to focused on its core and currently owned businesses, the repayment of debt and making additional expenditures to fund existing operations, including advertising. Cash flow from operations, which has historically been the Company's principal source of cash for working capital, has increased in recent periods principally due to management's recent implementation of cost controls, restructuring of the Company's Seminar segment, and the more efficient use of existing Company resources. However, cash flow remains insufficient to meet all of the Company's operational needs.

     The Company continues to fund existing subsidiaries and investments in anticipation of future revenues. The Company's practice of using available cash to fund its subsidiaries and investments, its working capital deficit and the fact that the Company's seminar business has not generated cash as in the past have resulted in constraints on liquidity, including failure to pay some obligations as they have come due. The Company has in some cases not paid accounts payable in a timely manner. However, as of March 31, 2000, the Company had approximately $5.9 million in accounts payable, a decrease of $1.6 million from the $7.5 million in accounts payable due in the first quarter of 1999.

     The Company may be required to generate cash for working capital purposes from its non-marketable investments or other assets. If it seeks to do so, it may not be able to liquidate investments in a timely manner, or in a manner that would allow the Company to realize the full value of the investments or assets involved. Failure to generate adequate cash resources for working capital could require the Company to cut back operations, delay or cancel expansion and development projects, default on contracts, forfeit valuable rights for non-payment or non-performance and cause the Company to be unable to meet obligations.

     The Company is a party to various government investigations and legal proceedings. See Part II, Item 1 of this report for descriptions of these proceedings, as well as other public documents filed with the Securities and Exchange Commission. The Company has not yet made an estimate of its potential exposure in several pending proceedings and investigations or determined the impact of adverse results in such matters on its financial statements.* The outcome of these matters is difficult to predict and subject to uncertainty, and the legal fees and other costs involved may be material and have been higher in recent periods.* Adverse publicity resulting from these matters may be negatively affecting the Company's business, and further adverse publicity could have further negative effects.* If the Company were found to be liable in certain of these proceedings, the liability could be material. In addition, if government agencies establish violations of certain consumer protection or other laws, the Company may be required to pay material penalties or to refund money paid to the Company by seminar attendees within the jurisdictions involved or significantly change the manner in which the Company's business is conducted.* Any such result could materially adversely affect the Company's financial condition or results of operations.*

Results of Operations

Three Months Ended March 31, 2000 Compared with the Three Months Ended March 31, 1999

     Revenue. Revenue from continuing operations was $19.4 million for the quarter ended March 31, 2000, compared with $27.2 million as of March 31, 1999. The decrease of $7.8 is primarily attributable to lower sales in the Company's Seminar, Product Sales, Hotel and Other segments. During the first quarter of 2000, the sales of Seminar segment decreased by $2.7 million from $18.3 million in the first quarter of 1999 to $15.6 million in 2000. This decrease was a result of the restructuring of the Seminar segment which resulted in a reduction in the over-all number of seminars presented, negative press coverage, and to some extent the saturation of the Company's services in certain markets. Revenues from product sales decreased by $5.3 million from $7 million in the first quarter of 1999 to $2.7 million during the quarter ended March 31, 2000. The decrease in Product Sales is primarily due to reduced demand for existing titles promoted by the Company's publishing subsidiaries, the closing of several of the Company's retail locations, the high volume of holiday returns, the presentation of fewer events in the Seminar segment where the Company's products are marketed and sold, and negative press coverage.

     The Company discontinued the operation of its Hotel segment as of December 31, 1999 and as a result did not realize revenue in that Segment during the first quarter in 2000. Revenue in the pager segment decreased by $270,000 from $608,000 in the quarter ended March 31, 1999 to $338,000 for the comparable period of 2000. The decrease in pager revenue resulted primarily from the presentation of fewer events in the Seminar segment were the Pager segment principally markets it products, lower renewal rates by existing customers, and reduced demand for one-way paging technology.

     Revenue from the Company's travel segment increased by $133,000 from $552,000 during the quarter ended March 31, 1999 to $685,000 for the comparable period of 2000. The increase is attributable to increased sales of travel agent training kits, and more active marketing of the Travel segment's services. The Other segment, consisting primarily of the Company's real estate development operations, retail sales locations, and advertising agency, decreased by $683,000 from $1.5 million in the quarter ended March 31, 1999 to $772,000 million during the comparable period in 2000. The decrease in revenues is principally due to a restructuring of the Other segment which resulted in the elimination of six retail sales locations.

     Cost of Revenue. Cost of revenue decreased by $5.7 million from $12.1 million in the quarter ended March 31, 1999 to $6.4 million as of March 31, 2000. This decrease in cost of revenue is primarily due to the management's recent implementation of cost controls, restructuring of the Company's Seminar segment, the discontinuance of unprofitable ventures and segments, the more efficient use of existing Company resources, and a lower volume of sales in the Company's operating segments.

     Cost of revenue attributable to the Company's Seminar segment decreased by $2.3 million from $7.5 million for the quarter ended March 31, 1999 to $5.2 million for the comparable quarter in 2000 primarily due to the implementation of cost controls by management, restructuring of the Company's Seminar segment, the more efficient use of existing Company resources, and a lower volume of sales in the Seminar segment. Cost of Product Sales decreased by $2.4 from $3.8 million in the quarter ended March 31, 1999 to $1.4 million for the comparable period of 2000 primarily due to the implementation of cost controls by management, reduced sales in the Products Sales segment, and more efficient use of existing Company resources.

     The Company discontinued the operation of its Hotel segment as of December 31, 1999 and as a result did not incur any cost in that Segment during the first quarter of 2000. The cost of revenue for the Pager services segment increased by $45,000 from $64,000 for the quarter ended March 31, 1999 to $109,000 for the quarter ended March 31, 2000 due to repairs made on existing pagers and equipment, and the development of new pager technology. The cost of revenue for Travel Service segment remained constant between the quarter ended March 31, 1999 and the quarter ended March 31, 2000. The Other segment cost of revenue decreased by $552,000 from $989,00 at March 31, 1999 to $467,000 for the quarter ended March 31, 2000. The decrease is primarily due to restructuring in the Other segment which resulted in the elimination of six retail sales locations.

     Selling, General and Advertising Expenses. Selling, general and administrative costs for the quarter ended March 31, 2000 were $12.6 million compared with $15.1 million in the comparable period in 1999. The decrease of $2.5 million in such costs is primarily attributable to the implementation of cost controls by management, salary reductions, job eliminations, reductions in some legal expenses, and more efficient use of existing Company resources.

     Operating Income. The Company had a gain of $303,000 in net operating income from $26,000 for the quarter ended March 31, 1999 compared to $329,000 for the quarter ended March 31, 2000. The increase in operating income resulted principally from operating income provided by the Seminar, Pager, and Travel segments combined with the elimination of the Hotel segment at December 31, 1999, the restructuring in the Other segment, and a reduction in certain advertising expenses accounted for as inter-company sales.

     Operating income in the seminar segment decreased by $517,000 from income of $927,000 for the quarter ended March 31, 1999 to $410,000 for the quarter ended March 31, 2000. Much of this decrease was attributable to new product development and lower attendance and sales at the Company's events. Operating income attributable to the Product Sales segment decreased and the segment had a loss of ($160,000) in operations compared with operating income of $395,000 for the quarter ended March 31, 1999. The decrease is primarily the result of the write-off of time sensitive inventory, the development of new products, and the presentation of fewer events in the Company's Seminar segment which resulted in fewer product sales.

     The Company discontinued the operation of its Hotel segment as of December 31, 1999 and as a result did not experience any gain or loss in that Segment during the first quarter of 2000. Operating income in the Pager segment decreased by $371,000 from $477,000 in the quarter ended March 31, 1999 to $106,000 for the quarter ended March 31, 2000 primarily due to reduced demand for the Pager segment's one-way paging, lower renewal rates by existing customers, and increased expenses for the development of new pager technology. In addition, operating income in the Travel Services segment decreased by $7,000 from $73,000 for the quarter ended March 31, 1999 to $66,000 for the quarter ended March 31, 2000. Other segment exhibited an operating loss of ($11,000) for the quarter ended 31, 2000 as compared to a loss ($184,000) for the quarter ended March 31, 1999. The reduction in the amount of loss exhibited in the Other segment is primarily due to restructuring which resulted in the elimination of six retail sales locations.

     Other Income (Expenses). Total other income was $363,000 for the quarter ended March 31, 2000, compared with $1.2 million for a comparable period in 1999. During the quarter ended March 31, 2000, the Company experienced a realized and unrealized gain on the trading of securities in the amount of $217,000 compared with a gain of $416,000 in a comparable period of 1999. The Company records its investment in trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and therefore, adjusts marketable securities to market value, thereby reflecting changes in market value through the income statement in the current period.

     Income before income taxes for the quarter ended March 31, 2000 was $792,000, compared with $1.3 million for the comparable period in 1999. It is anticipated that this gain will result in income tax expense of $269,000 for the quarter ended March 31, 2000. Income taxes are based on the applicable prevailing statutory rates. However, the Company intends to off-set the anticipated $269,000 tax expense with its accrued federal income tax refund receivable of $1.2 remaining from the end of the fiscal year 1999.

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

Vendor suits. As of December 31, 1999, three vendors had taken legal action against the Company with respect to allegedly delinquent payments for services. Collectively, the dollar amount sought by these vendors was $412,000.00. During the first and second quarters of the year 2000, the Company settled these vendor actions without trial.

Stuart E. Mac Gregor, II vs. Wade B. Cook, Wade Cook Seminars, Inc., Information Quest, Inc. and Wade Cook Financial Corporation. On September 21, 1999, Mr. Stuart Mac Gregor filed suit in the Superior Court of Washington for King County against Mr. Cook and the Company. Mr. Mac Gregor seeks approximately $54,000 in actual and consequential damages, and also requests exemplary damages in the matter. On February 28, 2000, the Company was granted a protective order limiting the scope of Mr. Mac Gregor's discovery requests. The Company filed a Complaint denying that it has engaged in any unlawful practices and intends to defend itself in this matter.* The Company has negotiated a confidential settlement in this matter.


Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.   Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit Number             Description
         --------------             -----------
         27.1                       Financial Data Schedule

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q, period ending March 31, 2000 to be signed on its behalf by the undersigned duly authorized.


                                          WADE COOK FINANCIAL CORPORATION



May 4, 2000                                     /s/ Wade B. Cook
                                          ------------------------------------
                                          Wade B. Cook, Chief Executive Officer

May 4, 2000                                     /s/ Cynthia Britten
                                          ------------------------------------
                                          Cynthia C. Britten, Chief Financial
                                            Officer, Chief Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number             Description
--------------             -----------
27.1                       Financial Data Schedule