Form 10-Q
period 2000-06-30
WADE COOK FINANCIAL CORP
filed 2000-08-14
CIK 894417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the registrant's common stock, $0.001 par value, as of June 30, 2000 was 64,058,948 shares.

                         WADE COOK FINANCIAL CORPORATION
                                    Form 10-Q
                                      Index

                                                                                                        Page
                                                                                                        ----
PART I -- FINANCIAL INFORMATION...........................................................................1

Item 1:  Financial Statements.............................................................................1

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of
         Operations.......................................................................................9

Item 3:  Quantitative and Qualitative Disclosures About Market Risk......................................16


PART II  --  OTHER INFORMATION...........................................................................16

Item 1.  Legal Proceedings...............................................................................16

Item 2.  Changes in Securities...........................................................................16

Item 3.  Defaults Upon Senior Securities.................................................................16

Item 4.  Submission of Matters to a Vote of Security Holders.............................................17

Item 5.  Other Information...............................................................................17

Item 6.  Exhibits and Reports on Form 8-K................................................................17


PART I -- FINANCIAL INFORMATION

Item 1: Financial Statements

                Wade Cook Financial Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

(in thousands)                                               June 30, 2000                December 31, 1999
                                                            ---------------              -------------------
Assets:
  Current Assets:

    Cash and cash equivalents                                         $ 78                     $1,854
    Marketable securities                                            1,072                      1,914
    Receivables, trade                                               1,774                      1,212
    Inventory                                                        2,757                      2,597
    Notes receivables, Employees, Current Portion                      113                        119
    Receivables, related parties                                        28                        124
    Deferred tax assets                                                456                        456
    Income tax refund receivable                                     1,832                      1,199
    Notes receivable                                                   362                        362
    Prepaid                                                            311                        363
                                                            ---------------              -------------------
  Total current assets                                               8,780                     10,200
                                                            ---------------              -------------------
  Property, plant and equipment, net of depreciation                11,279                     12,098
                                                            ---------------              -------------------
  Goodwill, net of amortization                                      2,055                      2,140
                                                            ---------------              -------------------
  Other assets:
  Other investments                                                  5,270                      4,213
  Deposits                                                               0                         23
  Notes receivable - employees                                       2,475                      2,361
  Notes receivable                                                   2,050                      2,050
  Due from related parties                                              22                        520
                                                            ---------------              -------------------
  Total other assets                                                 9,817                      9,167
                                                            ---------------              -------------------
Total assets                                                       $31,931                    $33,605
                                                            ===============              ===================

(in thousands)                                               June 30, 2000                December 31, 1999
                                                            ---------------              -------------------
Liabilities and Shareholders' Equity:
  Current liabilities:
    Current portion of long-term debt                                717                          730
    Accounts payable and accrued expenses                          6,424                        7,530
    Margin loans in investment accounts                              254                          179
    Payroll and other accrued taxes                                  285                          134
    Accrued income taxes                                               0                          108
    Deferred tax liabilities                                           0                            0
    Deferred revenue                                               2,745                        2,441
    Payables, related parties                                      1,725                        1,867
                                                            ---------------              -------------------
    Total current liabilities                                     12,150                       12,989

Long-term liabilities:
Long-term debt, deferred revenue                                     450                          372
Long-term debt                                                     3,370                        3,455

                                                            ---------------              -------------------
Total long-term liabilities                                        3,820                        3,827

Total liabilities                                                 15,970                       16,816
                                                            ---------------              -------------------

Minority interest                                                    401                          404
                                                            ---------------              -------------------

Shareholders' Equity
    Preferred stock                                                    -                            -
    Common stock                                                      64                           64
    Paid-in capital                                                4,702                        4,845
    Prepaid advertising                                            (170)                        (170)
    Unearned Compensation                                              -                         (56)
    Retained Earnings                                             11,566                       12,239
                                                            ---------------              -------------------
                                                                  16,162                       16,922

  Less: common stock in treasury at cost:                          (603)                        (537)
                                                            ---------------              -------------------
Total shareholders' equity                                        15,559                       16,385
                                                            ---------------              -------------------
Total liabilities, minority interest, and stockholders'
  Equity                                                         $31,931                      $33,605
                                                            ===============              ===================

                Wade Cook Financial Corporation and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                              For the Three Months Ended                 For the Six Month Ended
                                         -------------------------------------     ---------------------------------------
(in thousands, except per share data)     June 30, 2000        June 30, 1999          June 30, 2000         June 30, 1999
                                         ---------------------------------------------------------------------------------
 Revenue, net of returns and discounts           $15,774              $24,841               $34,921             $52,048
                                         ----------------     -----------------       --------------       ---------------
 Costs and expenses:
   Cost of revenue                                 4,769               11,546                11,205              23,667
   Selling, general and administrative            11,732               14,614                24,330              29,673
                                         ----------------     -----------------       --------------       ---------------
 Total operating costs                            16,501               26,160                35,535              53,340
                                         ----------------     -----------------       --------------       ---------------
 Income from operations                            (727)              (1,319)                 (614)             (1,292)
                                         ----------------     -----------------       --------------       ---------------
 Other income (expense):
   Interest and dividends                             70                   52                   121                 126
   Gain (loss) on Marketable securities          (1,652)                  669               (1,437)               1,154
   Interest expense                                (165)                    -                 (227)                (62)
   Gain on Non-Marketable Securities                  21                   69                    54                  69
   Other                                             346                  950                   787               1,693
                                         ----------------     -----------------       --------------       ---------------
 Total other income (expenses)                   (1,380)                1,740                 (702)               2,980
                                         ----------------     -----------------       --------------       ---------------
 Income before income taxes                      (2,107)                  421               (1,316)               1,688
                                         ----------------     -----------------       --------------       ---------------
 Provision for income taxes (tax                   (866)                  165                 (639)                 609
 benefits)

 Minority Interest                                     -                   33                     3                  36
                                         ----------------     -----------------       --------------       ---------------
 Income from continuing operations              $(1,241)                 $289                $(674)              $1,115
                                         ----------------     -----------------       --------------       ---------------
 Net income                                     $(1,241)                 $289               $ (674)              $1,115
                                         ================     =================       ==============       ================
 Earnings per share
   Income from continuing operations                  $-                $0.01                   $ -               $0.02
   Income from discontinuing operations                -                    -                     -                   -
   Income during phase-out period                      -                    -                     -                   -
                                         ----------------    -----------------    ------------------     ---------------
 Net income                                        $0.01                   $-                    $-               $0.02
                                         ================    =================    ==================     ===============
 Weighted average number of shares                64,064               64,064                64,064              64,064
                                         ================    =================    ==================     ===============


                Wade Cook Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)



                                                                                 Six Months Ended
                                                              ----------------------------------------------------
(in thousands)                                                     June 30, 2000                 June 30, 1999
                                                              ------------------------     -----------------------

Cash provided by (used in) operations                                  ($403)                        $(150)


Cash provided by (used in) investing activities                       (1,354)                        1,862


Cash used in financing activities:
     Net (payments) borrowings                                           (22)                       (1,661)
                                                              ------------------------     -----------------------

Net increase (decrease) in cash                                      ($1,779)                          $51
                                                              ========================     ========================

                Wade Cook Financial Corporation and Subsidiaries
                      Notes to Interim Financial Statements
                                  June 30, 2000



1.   Basis for Presentation
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to "Factors Affecting Future Results," and to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   Earnings per Share
     Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

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

     The Company operates through five business segments: Seminars, Product Sales, Pager Services, Travel Services, and Other. The Seminar segment primarily conducts educational seminars on strategies for trading in the stock market and buying and selling real estate. The Product Sales segment includes the publishing and distribution of books, videotapes, audio tapes, and written materials designed to teach various trading and cash flow strategies for trading in the stock market, asset protection and accumulation techniques. The Pager Services segment produces the IQ Pager, which provides subscribers with paging services for stock related information. The Travel Service segment is a travel agency that is also in the business of selling travel agent training kits. The Other segment includes retail book sales, interest in real estate ventures, and an inter-company advertising agency.

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

     Information on the Company's business segments for the three months ended June 30,

     (in thousands)                                       2000                    1999                  1998
                                                     ---------------        ---------------       ---------------
     Net revenues and sales
          Seminars                                       $12,973                 $16,562               $16,069
          Product sales                                    2,624                   5,783                 6,247
          Hotels                                               -                     992                   763
          Pager service                                      188                     353                 1,334
          Travel service                                     450                     710                   598
          Other                                              641                   1,621                 1,967
          Less: inter-company sales                       (1,102)                 (1,180)               (2,106)
                                                     ---------------        ---------------       ---------------
                                                         $15,774                 $24,841               $24,872
                                                     ===============        ===============       ===============


     (in thousands)                                       2000                    1999                  1998
                                                     ---------------        ---------------       ---------------
     Cost of sales
          Seminars                                         $4,144                $7,145               $5,314
          Product sales                                     1,141                 3,062                2,731
          Hotels                                                -                   396                  379
          Pager service                                        87                    26                  240
          Travel service                                        -                    15                   33
          Other                                               394                 1,095                1,784
          Less: inter-company sales                          (997)                 (193)              (1,007)
                                                     ---------------        ---------------       ---------------
                                                           $4,769               $11,546               $9,474
                                                     ===============        ===============       ===============
     Operating income
          Seminars                                          $(310)                $(527)                 $66
          Product sales                                      (332)                 (432)                  27
          Hotels                                                -                  (184)                  (3)
          Pager service                                        25                   171                  345
          Travel service                                      (78)                  102                   11
          Other                                               (31)                 (361)                (177)
          Less: inter-company sales                             -                   (88)                   -
                                                     ---------------        ---------------       ---------------
                                                            $(727)              $(1,319)                $269
                                                     ===============        ===============       ===============

     Information on the Company's business segments for the six months ended June 30,

     (in thousands)                                       2000                    1999                  1998
                                                     ---------------        ---------------       ---------------
     Net revenues and sales
          Seminars                                        $28,421               $34,842              $39,517
          Product sales                                     5,266                12,797               12,887
          Hotels                                                -                 1,813                  881
          Pager service                                       526                   961                2,086
          Travel service                                    1,134                 1,262                1,300
          Other                                             1,407                 3,076                5,303
          Less: inter-company sales                        (1,833)               (2,703)              (5,249)
                                                     ---------------        ---------------       ---------------
                                                          $34,921               $52,048              $56,725
                                                     ===============        ===============       ===============

     (in thousands)                                       2000                    1999                  1998
                                                     ---------------        ---------------       ---------------
     Cost of sales
          Seminars                                         $9,314               $14,349              $14,768
          Product sales                                     2,523                 6,823                4,724
          Hotels                                                -                   707                  426
          Pager service                                       197                    90                  480
          Travel service                                        -                    15                   33
          Other                                               862                 2,084                4,329
          Less: inter-company sales                        (1,691)                 (401)              (2,496)
                                                     ---------------        ---------------       ---------------
                                                          $11,205               $23,667              $22,264
                                                     ===============        ===============       ===============

     Operating income
          Seminars                                          $(231)                  $(3)                $660
          Product sales                                      (396)                 (496)                 204
          Hotels                                                -                  (473)                 (16)
          Pager service                                       132                   648                1,508
          Travel service                                      (12)                  175                  259
          Other                                               (37)                 (603)                 153
          Less: inter-company sales                           (70)                 (540)                (639)
                                                     ---------------        ---------------       ---------------
                                                            $(614)              $(1,292)              $2,129
                                                     ===============        ===============       ===============
     Net Identifiable assets
          Seminars                                           $  -                   $ -                  $ -
          Product sales                                     1,082                 2,301                2,563
          Hotels                                                -                13,335                9,301
          Pager service                                       743                 1,441                  996
          Travel service                                      156                    39                    9
           Other                                            1,350                 1,502                1,135
                                                     ---------------        ---------------       ---------------
     Segmented assets                                       3,331                18,618               14,004
     Corporate assets                                       4,832                 9,063                8,342
                                                     ---------------        ---------------       ---------------
          Total identifiable assets                        $8,163               $27,681              $22,346
                                                     ---------------        ---------------       ---------------




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

The Company regularly evaluates other acquisition and investment opportunities, and additional cash resources may be devoted to pursuing such opportunities. In the fourth quarter of 1999, the Company, through SMIL, executed agreements to invest in Surfbuzz.com, Inc. The Company purchased 450,000 shares of Surfbuzz.com, Inc. common stock for $450,000 through a private placement. In
January 2000, the Company purchased an additional 100,000 shares of Surfbuzz.com, Inc. common stock for an additional $100,000. The investment was accounted for using the Cost Method. In May of 2000, the Company was informed by the management of Surfbuzz.com, Inc., that Surfbuzz.com, Inc. was a defendant of a patent infringement suit with respect technology integral to the operation of that business. As a result of the patent infringement suit, operations at Surfbuzz.com, Inc. were halted. Currently, the Company is assessing its options in the matter.

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

Liquidity and Capital Resources

     At June 30, 2000, the Company had current assets and current liabilities in the amounts of $8.8 million and $12.1 million, respectively, resulting in a working capital deficit of $3.3 million. The working capital deficit at December 31, 1999 was $2.8 million. The primary reason for the increase in the capital deficit was the Company's use of cash assets to pay accounts payable and to fund continuing operations, and a decrease in the value of the Company's marketable securities. Current liabilities at June 30, 2000 include $2.7 million in deferred revenue, which results primarily from revenues from seminars not yet attended, prepayments for future pager services from Information Quest and/or subscriptions to the WIN web-site. The Company has not made estimated tax payments with respect to the year 2000 income taxes.

     At June 30, 2000, the Company had payables to related parties in the amount $1.7 million, which primarily represents royalties owed to Mr. Wade B. Cook.

     The market value of the Company's marketable securities decreased by $800,000 from $1.9 million at December 31, 1999 to $1.1 million at June 30, 2000, due primarily to a general downturn in the securities market which resulted in a reduction in the over-all net worth of securities and options held in the Company's brokerage accounts. Inventory increased by $200,000 from $2.6 million at December 31, 1999 to $2.8 million at June 30, 2000 primarily as a result of the development of new product. At June 30, 2000 the Company also had current receivables from related parties in the amount of $141,000 consisting primarily of term loans to employees and directors, the majority of which are secured by mortgages on real property.

     The Company's principal source of cash has been from the operation of its educational seminars and sales of related tapes, books and other materials. The Company does not have an established bank line of credit. There was a loss from continuing operations of ($700,000) for the six months ended June, 2000, as compared to ($1.1) million as of June 30, 1999. This improvement is primarily attributable to management's implementation of cost controls, restructuring of the Seminar segment, and the more efficient use of existing Company resources.

     Cash in the amount of $100,000 was used toward debt repayment for the six months ended June 30, 2000, compared with $1.7 million for the same period of 1999. This reduction in comparable debt repayment is primarily attributable the elimination obligations associated with the Company's discontinued Hotel segment.

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

     Other investments increased by $1.1 from $4.2 million at December 31, 1999 to $5.3 million at June 30, 2000, due to the purchase of stock in three private companies: Ceristar, Inc, E-automate, Inc., and Surfbuzz.com, Inc.

         The Company's Other investments include the following:

                                                        Investment
        Description of Investment                     (in thousands)
     ----------------------------------------------------------------

        Oil and gas properties                             $691

        Hotel and motel investments                         601

        Investments in undeveloped land                   2,064

        Private companies -- Various industries           1,914
                                                     ----------------
        Total non-marketable investments                 $5,270
                                                     ================


     The Company has tried to focus on its core and currently owned businesses, the repayment of debt and making additional expenditures to fund existing operations, including advertising in the six months ended June 30, 2000. Cash flow from operations, which has historically been the Company's principal source of cash for working capital, has shown periods of improvement during the six months ended June 30, 2000, principally due to efforts of management to contain costs and reduce discretionary spending. However, cash flow remains insufficient to meet all of the Company's operational needs.

     The Company continues to fund existing subsidiaries and investments in anticipation of future revenues. The Company's practice of using available cash to fund its subsidiaries and investments, its working capital deficit and the fact that the Company's seminar business has not generated cash as in the past have resulted in constraints on liquidity, including failure to pay some obligations as they have come due. The Company has in some cases not paid accounts payable and refunds in a timely manner. However, as of June 30, 2000, the Company had approximately $6.4 million in accounts payable, a decrease of $1.1 million from the $7.5 million in accounts payable due as of December 31, 1999.

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

     The Company is a party to various government investigations and legal proceedings. See Part II, Item 1 of this report for descriptions of these proceedings, as well as other public documents filed with the Securities and Exchange Commission. The Company has not yet made an estimate of its potential exposure in several pending proceedings and investigations or determined the impact of adverse results in such matters on its financial statements.* The outcome of these matters is difficult to predict and subject to uncertainty, and the legal fees and other costs involved may be material.* Adverse publicity resulting from these matters may be negatively affecting the Company's business, and further adverse publicity could have further negative effects.* Were the Company found to be liable in certain of these proceedings, the liability could be material. In addition, if government agencies establish violations of certain consumer protection or other laws, the Company may be required to pay material penalties or to refund money paid to the Company by seminar attendees within the jurisdictions involved or significantly change the manner in which the Company's business is conducted.* Any such result could materially adversely affect the Company's financial condition or results of operations.*

Results of Operations

Three Months Ended June 30, 2000 Compared with the Three Months Ended June 30, 1999

     Revenue. Revenue from continuing operations was $15.8 million for the quarter ended June 30, 2000, compared with $24.8 in the second quarter of 1999. The decrease of $9 million is primarily attributable to lower sales in the Company's Seminar, Product Sales, Hotel, and Other Segments. The Company suspects that its business may be seasonal with seasonal dips in sales occurring during the summer months as well as at the year end; however, currently the data is inconclusive. During the second quarter of 2000, sales in Seminar segment decreased by $3.6 million from $16.6 million second quarter of 1999 to $13 million for a comparable period in 2000. This decrease was a result of restructuring of the Seminar segment which resulted in a reduction of the over-all number of seminars presented, volatility in the stock market, negative press coverage, and to some extent the saturation of the Company's services in certain markets. Revenues from product sales decreased by $3.2 million from $5.8 million during the second quarter of 1999 to $2.6 million during a comparable period in 2000. The decrease in Product Sales is primarily due to reduced demand for existing titles promoted by the Company's publishing subsidiaries, the closing of several of the Company's retail locations, negative press coverage, and restructuring of the Seminar segment (discussed above) where the Company's products are marketed and sold.

     The Company discontinued the operation of its Hotel segment as of December 31, 1999 and as a result did not realize revenue in that Segment during the second quarter of 2000. Revenue in the pager segment decreased by $200,000 from $400,000 for the quarter ended June 30, 1999 to $200,000 for the quarter ended June 30, 2000. The decrease in pager revenue resulted primarily from reduced demand for one-way paging technology, reduced renewal rates, and restructuring of the Seminar segment (discussed above) where the Pager products are marketed and sold.

     Revenue from the Company's travel segment decreased by $200,000 from $700,000 the quarter ended June 30, 1999 to $500,000 for the comparable period of 2000. The decrease is attributable to reduced travel bookings. Revenues in the Other segment, consisting primarily of the Company's real estate development operations, retail sales locations, and advertising agency, decreased by $1 million from $1.6 the quarter ended June 30, 1999 to $600,000 during the comparable period in 2000. The decrease in Other revenues is principally due to a restructuring of the Other segment which resulted in the elimination of six retail store locations.

     Cost of Revenue. Cost of revenue decreased by $6.7 million from $11.5 million for the quarter ended June 30, 1999 to $4.8 million in the quarter ended June 30, 2000. This decrease in cost of revenue is primarily due to management's recent implementation of cost controls, restructuring of the Company's Seminar segment, the discontinuance of unprofitable ventures and segments, the more efficient use of existing Company resources, and a lower volume of sales in the Company's operating segments.

     Cost of revenue attributable to the Company's Seminar segment decreased by $3 million from $7.1 million for the quarter ended June 30, 1999 to $4.1 million for the comparable quarter in 2000 primarily due to management's recent implementation of cost controls, restructuring of the Company's Seminar segment, the discontinuance of unprofitable ventures and segments, the more efficient use of existing Company resources, and a lower volume of sales in the Company's Seminar segment. Cost of Product Sales decreased by $2 million from $3.1 million for the quarter ended June 30, 1999 to $1.1 million for the comparable period of 2000 primarily due to the same factors discussed with respect to the Cost of revenue in the Seminar segment.

     The Company discontinued the operation of its Hotel segment as of December 31, 1999 and as a result did not incur any cost in that Segment during the second quarter of 2000. The costs of revenue for the Pager services segment increased by $61,000 from $26,000 for the quarter ended June 30, 1999 to $87,000 for the quarter ended June 30, 2000 due to research and development costs associated with the development of existing pager technology. The change in the cost of revenue for the Travel Service segment was insignificant for the quarter ended June 30, 2000. The Other segment cost of revenue decreased by $700,000 from $1.1 million the quarter ended June 30, 1999 to $400,000 for the comparable period in 2000. The decrease is primarily due to restructuring in the Other segment which resulted in the elimination of six retail sales locations.

     Selling, General and Administrative Expenses. Selling, general and administrative costs for the three months ended June 30, 2000 were $11.7 million compared with $14.6 million in the comparable period in 1999. The decrease of $2.9 million is primarily attributable to the implementation of cost controls by management, more efficient use of Company resources, and a reduction in certain legal and accounting expenses.

     Operating Income. The Company's use of cash in operations improved by $600,000 from ($1.3) million for the quarter ended June 30, 1999 to ($700,000) for the quarter ended June 30, 2000. This improvement is the principal result of less cash being consumed in the operation of the Seminar, Products Sales, and Other segments combined with the elimination of the Hotel segment at December 31, 1999 and six retail sales locations.

     Cash used in the operation of the Seminar segment improved by $200,000 from ($500,000) for the quarter ended June 30, 1999 to ($300,000) for the comparable period in 2000. Much of this improvement was attributable to more efficient use of existing resources, the implementation of cost controls, budgeting, and restructuring in the Seminar segment. Operating income the Product Sales segment improved by $100,000 from ($400,000) for the quarter ended June 30, 1999 to ($300,000) for the comparable period in 2000. The improvement is primarily attributable to more efficient use of existing resources, the implementation of cost controls, and budgeting. Improvements made to Company's over-all operating income figures for the Seminar and Product Sales segment, through a decrease in the over-all cost of revenue, were to some extent offset by increases in advertising and marketing expenses during the three months ended June 30, 2000.

     The Company discontinued the operation of its Hotel segment as of December 31, 1999 and as a result did not experience any gain or loss in operation for that Segment during the second quarter of 2000. Operating income in the Pager segment decreased by $146,000 from $171,000 in the quarter ended June 30, 1999 to $25,000 for the quarter ended June 30, 2000 primarily due to reduced sales and increased expenditures for research and development of existing pager technology. Operating income in the Travel Services segment decreased by $180,000 from $102,000 for the quarter ended June 30, 1999 to ($78,000)
for the comparable period in 2000. The decrease is primarily attributable to the expenditures made by the Company to develop Travel segments compliment of services, and related advertising expenses. Operating income in the Other segment improved by $330,000 from ($361,000) the quarter ended June 30, 1999 to ($31,000) for the quarter ended June 30, 2000. The improvement is primarily due to restructuring which resulted in the elimination of six retail locations. Improvements in the Other segment were to some extent offset by initial capital expenditures associated with the Company's continued participation in the development of residential property.

     Other Income (Expenses). Total other expense was ($1.4) million for the three months ended June 30, 2000, compared with income of $1.7 million for a comparable period in 1999. This is primarily attributable to losses on Marketable Securities. During the quarter ending June 30, 2000, the Company experienced a realized and unrealized loss on the trading of securities in the amount of ($1.7) million compared with a gain of $700,000 in a comparable period of 1999. The losses on the Company's marketable securities are due primarily to an over-all downturn in the equities market. The Company records its investment in trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity
Securities, and therefore, adjusts marketable securities to market value, thereby reflecting changes in market value through the income statement in the current period.

     The Company experienced loss from continuing operations for the quarter ending June 30, 2000 of ($1.2) million, compared with income of $300,000 for the comparable period in 1999. The Company has not made any tax payments at this time due to the net operating loss. However, the Company intends offset any federal income taxes accruing during the year 2000 with its Income Tax Refund Receivable.

Six Months Ended June 30, 2000 Compared with the Six Months Ended June 30, 1999

     Revenue. Revenue from continuing operations was $34.9 million for the six months ended June 30, 2000, compared with $52.0 million as of June 30, 1999. The decrease of $17.1 million is primarily attributable to lower sales in the Company's Seminar, Product Sales, Hotel, and Other Segments. The Company suspects that its business may be seasonal with seasonal dips in sales occurring during the summer months as well as at year end; however, currently the data is inconclusive. During the first six months of 2000, sales in the Seminar segment decreased by $6.4 million from $34.8 million in the first six months of 1999 to $28.4 million in 2000. This decrease was a result of restructuring of the Seminar segment which resulted in a reduction of the over-all number of seminars presented, volatility in the stock market, negative press coverage, and so some extent the saturation of the Company's services in certain markets. Revenues from product sales decreased by $7.5 million from $12.8 million in the first six months of 1999 to $5.3 million during the first six months of 2000. The decrease in Product Sales is primarily due to reduced demand for existing titles promoted by the Company's publishing subsidiaries, the closing of several of the Company's retail locations, negative press coverage, and restructuring of the Seminar segment (discussed above) where the Company's products are marketed and sold.

     The Company discontinued the operation of its Hotel segment as of December 31, 1999 and as a result did not realize revenue in that Segment during the first six months of 2000. Revenue in the pager segment decreased by $500,000 from $1 million at June 30, 1999 to $500,000 for the comparable period of 2000. The decrease in pager revenue resulted primarily from a reduced demand for one-way paging technology, reduced renewal rates, and restructuring of the Seminar segment (discussed above) where the Pager products are marketed and sold.

     Revenue from the Company's Travel segment decreased by $200,000 from $1.3 million at June 30, 1999 to $1.1 million at June 30, 2000. The decrease is primarily attributable reduced travel bookings in the first quarter. The Other segment, consisting primarily of the Company's real estate development operations, retail sales locations, and advertising agency, decreased by $1.6 million from $3 million at June 30, 1999 to $1.4 million during the comparable period in 2000. The decrease in revenues is principally due a restructuring of the Other segment which resulted in the elimination of six retail store locations.

     Cost of Revenue. Cost of revenue decreased by $12.5 million from $23.7 million for the six months ended June 30, 1999 to $11.2 million for the six months ended June 30, 2000. This decrease in cost of revenue is primarily due to management's implementation of cost controls, restructuring of the Company's Seminar segment, the discontinuance of unprofitable ventures and segments, the more efficient use of existing Company resources, and a lower volume of sales in the Company's operating segments.

     Cost of revenue attributable to the Company's Seminar segment decreased by $5.0 million from $14.3 million for the six months ended June 30, 1999 to $9.3 million for the comparable quarter in 2000 primarily due to management's implementation of cost controls, restructuring of the Company's Seminar segment, the discontinuance of unprofitable ventures and segments, the more efficient use of existing Company resources, and a lower volume of sales in the Company's Seminar segment. Cost of Product Sales decreased by $4.3 from $6.8 million for the six months ended June 30, 1999 to $2.5 million for the comparable period of 2000 primarily due to the same factors discussed with respect to the Cost of revenue in the Seminar segment.

     The Company discontinued the operation of its Hotel segment as of December 31, 1999 and as a result did not incur any costs in that Segment during the first six months of 2000. The cost of revenue for the Pager services segment increased by $107,000 from $90,0000 for the six months ended June 30, 1999 to $197,000 for the six months ended June 30, 2000 due to research and development costs associated with the development of existing pager technology. The cost of revenue for Travel Service segment did not show significant change from prior comparable periods. The Other segment cost of revenue decreased by $1.2 million from $2.1 million for the six months ended June 30, 1999 to $900,000 for the six months ended June 30, 2000. The decrease is primarily due to restructuring in the Other segment which resulted in the elimination of six retail sales locations.

     Selling, General and Administrative Expenses. Selling, general and administrative costs for the six months ended June 30, 2000 were $24.3 million compared with $29.7 million in the comparable period in 1999. The decrease of $5.4 million in such costs is primarily attributable to the implementation of cost controls by management, more efficient use of Company resources, and a reduction in certain legal and accounting expenses.

     Operating Income. The Company's operating income improved by $700,000 from ($1.3) million for the period ended June 30, 1999 to ($600,000) for the period ended June 30, 2000. The improvement in operating income is the principal result of a decrease in the amount of cash being consumed in the operation of the Seminar, Products Sales, and Other segments combined with the elimination of the Hotel segment at December 31, 1999, the closing of certain retail locations, and the contribution of the Company's Pager and Travel segments.

     Operating income used by the Seminar segment increased by $228,000 from ($3,000) for the period ended June 30, 1999 to ($231,000) for the period ended June 30, 2000. This increase is primarily attributable to increased spending on marketing and advertising. Operating income attributable to the Product Sales segment improved by $100,000 from ($500,000) for the period ended June 30, 1999 to ($400,000) for the period ended June 30, 2000. The improvement is primarily the result of more efficient use of existing resources, the implementation of cost controls, and budgeting. Improvements to Company's over-all operating income figures for the Seminar and Product Sales segment, made through a decrease in the over-all cost of revenue, were to some extent offset by increases in advertising and marketing expenses during the six month ended June 30, 2000.

     The Company discontinued the operation of its Hotel segment as of December 31, 1999 and as a result did not experience any gain or loss in operation for that Segment during the first six months of 2000. Operating income in the Pager segment decreased by $500,000 from $600,000 in the six months ended June 30, 1999 to $100,000 for the six months ended June 30, 2000 primarily due to an over-all reduction in sales from prior comparable periods combined with research and development costs. In addition, operating income in the Travel Services segment decreased by $187,000 from $175,000 for the six months ended June 30, 1999 to ($12,000) for the six months ended June 30, 2000 due in part to reduced sales in that segment combined with increased advertising and marketing expenditures. Operating income in the Other segment improved by $566,000 from ($603,000) for the six months ended June 30, 1999 to ($37,000) for the six months ended June 30, 2000. The improvement is primarily due to restructuring which resulted in the elimination of six retail locations.

     Other Income (Expenses). Total other expense was ($702) for the six months ended June 30, 2000, compared with $3 million in income for a comparable period in 1999. The decrease primarily reflects losses on marketable securities, options, and related interest expenses. Please see the three month period analysis for further information. During the period ending June 30, 2000, the Company experienced a realized and unrealized loss on the trading of securities in the amount of ($1.4) million compared with a gain of $1.2 million in a comparable period of 1999. Please see the three month period analysis for further information. The Company records its investment in trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and therefore, adjusts marketable securities to market value, thereby reflecting changes in market value through the income statement in the current period.

     The Company experienced loss from operation for the six months ending June 30, 2000 of ($700,000) million, compared with income of $1.1 million for the comparable period in 1999. The Company has not made any tax payments at this time due to the net operating loss. However, the Company intends offset any federal income taxes accruing during the year 2000 with its Income Tax Refund Receivable.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in interest rates affecting the return on its notes receiveable and investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in interest rates.

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investments and notes receivables. The Company has not used derivative financial instruments in its investment portfolio. The Company places their investments in enterprises with which it has majority control and thus limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limited default, market and reinvestment risk.

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

     Himmelman and Love vs. Wade Cook Seminars., et al. On February 26, 1999, two former employees of Wade Cook Seminars, Inc. filed a complaint with the Pierce County Superior Court of the State of Washington alleging sexual harassment, retaliatory discharge and defamation. On July 10, 2000, the court granted the plaintiff's motion to dismiss the suit without prejudice and without settlement.

Item 2.  Changes in Securities.

     None

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company's Annual Meeting of the Stockholders was held on June 8, 2000 in Seattle/Tacoma Washington.

     The following nominees were elected as directors, each to hold office, until his/her successor is elected and qualified, by vote set forth below:

    NAME                    FOR                    AGAINST           WITHHELD

    Robin Anderson          58,152,320             119,235           450,361
    Joel Black              58,268,505             3050              334,176
    Robert Hondel           58,156,400             115,155           446,281
    Dan Wagner              58,147,270             124,285           455,411

     In addition, Gene Stevens, appointed to the Board of Directors on February 16, 2000 was ratified as a member of the Board of Directors by the Stockholders on June 8, 2000.

                           For                     Against           Withheld
Gene Stevens               58,245,454                326,683           30,544


     In addition,  the following  directors'  terms  continued  after the Annual
Meeting:

         Laura M. Cook
         Wade B. Cook
         Nick Dettman
         Janice Leysath
         Angela Pirtle

Item 5.   Other Information.

Repurchase of Company Common Stock.

     On February 16, 2000, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock in the open market on or before December 31, 2000. On June 8, 2000, the Company was authorized to repurchase up to one million additional shares or its common stock during a period ending on June 8, 2001. The repurchase of Company shares will be conducted in accordance with Rule 10b-18 under the Exchange Act . Currently, the Company has repurchased $250,000 shares of stock on the open market.

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



                                  WADE COOK FINANCIAL CORPORATION

August 14, 2000                   /s/ Wade B. Cook
                                  ---------------------------------------------
                                  Wade B. Cook, Chief Executive Officer


August 14, 2000                   /s/ Cynthia Britten
                                  ---------------------------------------------
                                  Cynthia C. Britten, Chief Financial Officer,
                                  Chief Accounting Officer

                                  EXHIBIT INDEX


Exhibit Number             Description
--------------             -----------

    27.1                   Financial Data Schedule