Form 10-Q
period 2000-09-30
WADE COOK FINANCIAL CORP
filed 2000-11-14
CIK 894417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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



Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the registrant's common stock, $0.001 par value, as of September 30, 2000 was 64,058,948 shares.

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

Item 1.  Legal Proceedings...............................................................................16

Item 2.  Changes in Securities...........................................................................18

Item 3.  Defaults Upon Senior Securities.................................................................18

Item 4.  Submission of Matters to a Vote of Security Holders.............................................18

Item 5.  Other Information...............................................................................18

Item 6.  Exhibits and Reports on Form 8-K................................................................20

Signatures...............................................................................................21


PART I -- FINANCIAL INFORMATION

Item 1: Financial Statements

                Wade Cook Financial Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


(in thousands)                                                  September 30, 2000            December 31, 1999
                                                                -------------------           ------------------
Assets:
  Current Assets:
    Cash and cash equivalents                                          $     702                  $    1,854
    Marketable securities                                                    528                       1,914
    Receivables, trade                                                     1,641                       1,212
    Inventory                                                              2,239                       2,597
    Notes receivables, Employees, Current Portion                            112                         119
    Receivables, related parties                                              62                         124
    Deferred tax assets                                                      456                         456
    Income tax refund receivable                                           1,690                       1,199
    Notes receivable                                                         362                         362
    Prepaid                                                                  321                         363
                                                                -------------------           ------------------
  Total current assets                                                     8,113                      10,200
                                                                -------------------           ------------------
  Property, plant and equipment, net of depreciation                      11,430                      12,098
                                                                -------------------           ------------------
  Goodwill, net of amortization                                            2,073                       2,140
                                                                -------------------           ------------------
  Other assets:
  Other investments                                                        5,177                       4,213
  Deposits                                                                    12                         23
  Notes receivable - employees                                             2,056                       2,361
  Notes receivable                                                         2,050                       2,050
  Due from related parties                                                    11                         520
                                                                -------------------           ------------------
  Total other assets                                                       9,307                       9,167
                                                                -------------------           ------------------
Total assets                                                           $  30,923                  $   33,605
                                                                ===================           ==================

(in thousands)                                                  September 30, 2000            December 31, 1999
                                                                -------------------           ------------------
Liabilities and Shareholders' Equity:
  Current liabilities:
    Current portion of long-term debt                                        141                        730
    Accounts payable and accrued expenses                                  5,596                      7,530
    Margin loans in investment accounts                                      153                        179
    Payroll and other accrued taxes                                          145                        134
    Accrued income taxes                                                       0                        108
    Deferred tax liabilities                                                   0                          0
    Deferred revenue                                                       1,709                      2,441
    Payables, related parties                                                  0                      1,867
                                                                -------------------           ------------------
    Total current liabilities                                              7,744                     12,989

Long-term liabilities:
Long-term debt, deferred revenue                                             857                        372
Long-term debt, including long-term notes to related                       5,531                      3,455
parties
                                                                -------------------           ------------------
Total long-term liabilities                                                6,388                      3,827

Total liabilities                                                         14,132                     16,816
                                                                -------------------           ------------------
Minority interest                                                            403                        404
                                                                -------------------           ------------------
Shareholders' Equity
    Preferred stock                                                            -                          -
    Common stock                                                              64                         64
    Paid-in capital                                                        5,342                      4,845
    Prepaid advertising                                                     (170)                      (170)
    Unearned Compensation                                                      0                        (56)
    Retained Earnings                                                     11,625                     12,239
                                                                -------------------           ------------------
                                                                          16,861                     16,922

  Less: common stock in treasury at cost:                                   (473)                      (537)
                                                                -------------------           ------------------
Total shareholders' equity                                                16,388                     16,385
                                                                -------------------           ------------------
Total liabilities, minority interest, and stockholders'
  Equity                                                              $   30,923                 $   33,605
                                                                ===================           ==================


                Wade Cook Financial Corporation and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)



                                              For the Three Months Ended                   For the Nine Months Ended
                                          ----------------------------------          -----------------------------------
(in thousands, except per share data)     September 30,        September 30,           September 30,        September 30,
                                               2000                 1999                   2000                 1999
                                          -------------        -------------           -------------        -------------
 Revenue, net of returns and discounts      $ 12,253             $ 18,655                $ 47,174             $ 70,703
                                          -------------        -------------           -------------        -------------
 Costs and expenses:
   Cost of revenue                             5,448                7,441                  16,654               31,108
   Selling, general and administrative         7,029               13,201                  31,291               42,174
                                          -------------        -------------           -------------        -------------
 Total operating costs                        12,477               20,642                  47,945               73,282
                                          -------------        -------------           -------------        -------------
 Income from operations                         (224)              (1,987)                   (771)              (2,579)
                                          -------------        -------------           -------------        -------------
 Other income (expense):
   Interest and dividends                        102                  142                     224                  291
   Gain (loss) on Marketable                    (128)                 (41)                 (1,566)               1,046
    securities
   Interest expense                             (106)                (401)                   (333)              (1,163)
   Gain on Non-Marketable Securities              15                   18                      69                   87
   Other                                         524                  960                   1,311                2,697
                                          -------------        -------------           -------------        -------------
 Total other income (expenses)                   407                  678                    (295)               2,958
                                          -------------        -------------           -------------        -------------
 Income before income taxes                      183               (1,309)                 (1,066)                 379
                                          -------------        -------------           -------------        -------------
 Provision for income taxes (tax                  63                 (444)                   (332)                 165
   benefits)

 Minority Interest                                (3)                 (25)                     (3)                  11
                                          -------------        -------------           -------------        -------------
 Income from continuing operations          $    123             $   (890)               $   (731)            $    225
                                          -------------        -------------           -------------        -------------
 Net income                                 $    123             $   (890)               $   (731)            $    225
                                          =============        =============           =============        =============
 Earnings per share
   Income from continuing operations        $      -             $      -                $      -             $      -
   Income from discontinuing                       -                    -                       -                    -
    operations
   Income during phase-out period                  -                    -                       -                    -
                                          -------------        -------------           -------------        -------------
 Net income                                 $                    $ 57,964                $                    $ 64,144
                                          =============        =============           =============        =============
 Weighted average number of shares

                Wade Cook Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)



                                                                                Nine Months Ended
                                                                ------------------------------------------------
(in thousands)                                                  September 30, 2000            September 30, 1999
                                                                ------------------            ------------------
Cash provided by (used in) operations                                  ($440)                      ($1,082)


Cash provided by (used in) investing activities                         (994)                        2,954


Cash used in financing activities:                                       282                        (3,403)
     Net (payments) borrowings

                                                                ------------------            ------------------

Net increase (decrease) in cash                                      $(1,152)                      ($1,531)
                                                                ==================            ==================


                Wade Cook Financial Corporation and Subsidiaries
                      Notes to Interim Financial Statements
                               September 30, 2000


1.   Basis for Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to "Factors Affecting Future Results," and to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   Earnings per Share

     Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

3.   Discontinued Operations

     In June 1998, the Company, through SMILe, entered into a Stock Purchase/Licensing Agreement pursuant to which it divested its interest in Entity Planners, Inc. ("EPI") in exchange for $250,000. Under the Licensing portion of the Agreement, the Company entered into a five year licensing agreement pursuant to which the Company was entitled to receive up to an aggregate of $17,470,000 in licensing fees. Berry, Childers, & Associates was the purchaser of EPI.

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

5.   Contingencies

     The Company is subject to various legal proceedings and claims, which were discussed in detail in the 1999 Form 10K, and other documents previously filed with the Securities and Exchange Commission. The Company is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. The results of the Company's legal proceedings cannot be predicted with certainty. Although management does not presently anticipate liability related to many of the legal proceedings and claims would have a material adverse effect on its financial condition or result of operations, it has not yet made an estimate of its potential exposure in several pending proceedings and investigations or determined the impact of adverse results in such matters on its financial statements.

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

     Information on the Company's business segments for the three months ended September 30,

     (in thousands)                                  2000                   1999                   1998
                                                --------------         --------------         --------------
     Net revenues and sales
          Seminars                                 $11,094                 $ 8,147                $22,925
          Product sales                              1,913                   7,817                  5,243
          Hotels                                         -                   1,151                    821
          Pager service                                465                     371                    478
          Travel service                               349                     683                    538
          Other                                        484                   1,134                  1,595
          Less: inter-company sales                 (2,052)                   (648)                (1,018)
                                                --------------         --------------         --------------
                                                   $12,253                 $18,655                $30,582
                                                ==============         ==============         ==============

     (in thousands)                                  2000                   1999                   1998
                                                --------------         --------------         --------------
     Cost of sales
          Seminars                                  $5,406                 $4,467                 $11,285
          Product sales                              1,483                  4,259                   3,249
          Hotels                                         -                    478                     386
          Pager service                                 89                    187                     105
          Travel service                                 -                     22                      28
          Other                                        251                  1,055                     899
          Less: inter-company sales                 (1,781)                (3,027)                 (4,130)
                                                --------------         --------------         --------------
                                                    $5,448                 $7,441                 $11,822
                                                ==============         ==============         ==============
     Operating income
          Seminars                                    $260                $(1,435)                 $2,565
          Product sales                               (499)                (1,076)                    132
          Hotels                                         -                    711                      98
          Pager service                                255                    187                     291
          Travel service                              (225)                   (88)                     27
          Other                                        (15)                   (58)                   (404)
          Less: inter-company sales                      -                   (228)                   (387)
                                                --------------         --------------         --------------
                                                     $(224)               $(1,987)                 $2,322
                                                ==============         ==============         ==============

     Information on the Company's business segments for the nine months ended September 30,

     (in thousands)                                  2000                   1999                   1998
                                                --------------         --------------         --------------
     Net revenues and sales
          Seminars                                 $39,515                $42,989                $62,442
          Product sales                              7,178                 20,614                 18,130
          Hotels                                         -                  2,964                  1,702
          Pager service                                991                  1,332                  2,564
          Travel service                             1,484                  1,945                  1,838
          Other                                      1,891                  4,210                  6,898
          Less: inter-company sales                 (3,885)                (3,351)                (5,082)
                                               ------------------     -------------------    -----------------
                                                   $47,174                $70,703                $88,492
                                               ==================     ===================    =================


     (in thousands)                                  2000                   1999                   1998
                                                --------------         --------------         --------------
     Cost of sales
          Seminars                                  $14,721               $18,816                $26,053
          Product sales                               4,006                11,082                  7,973
          Hotels                                          -                 1,185                    812
          Pager service                                 286                   277                    375
          Travel service                                  -                    37                     61
          Other                                       1,113                 3,139                  5,228
          Less: inter-company sales                  (3,472)               (3,428)                (6,416)
                                                --------------         --------------         --------------
                                                    $16,654               $31,108                $34,086
                                                ==============         ==============         ==============

     Operating income
          Seminars                                     $(62)              $(1,438)                $3,225
          Product sales                                (807)               (1,572)                   336
          Hotels                                          -                   238                     82
          Pager service                                 387                   835                  1,799
          Travel service                               (237)                   87                    286
          Other                                         (52)                 (661)                  (251)
          Less: inter-company sales                       -                   (68)                (1,049)
                                                --------------         --------------         --------------
                                                      $(771)              $(2,579)                $4,428
                                                ==============         ==============         ==============

     Net Identifiable assets
          Seminars                                     $  -                  $  -                   $  -
          Product sales                               1,914                 4,340                  2,916
          Hotels                                          -                13,775                  7,076
          Pager service                               1,222                 1,685                  1,363
          Travel service                                858                    57                      -
          Other                                       1,233                 1,609                  1,345
                                                --------------         --------------         --------------
     Segmented assets                                 5,227                21,466                 12,700
     Corporate assets                                11,977                10,336                  9,840
                                                --------------         --------------         --------------
          Total identifiable assets                 $17,204               $31,802                $22,540
                                                ==============         ==============         ==============


8.   Subsequent Events

     None

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     This  Report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as "expects," "believe," "believes," "plans," "anticipate," "anticipates," "is anticipated," or stating that certain actions, events or results "will," "may," "should," or "can" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by the Company. Such risks and uncertainties include, but are not limited to, the Company's working capital deficiency, the effect that recent volatility in the stock market and world economic conditions may have on the interest of customers in the Company's seminars, products and services and on the Company's own investments, the level of resources that may be required by the consumer redress program, the Company's ability to manage its growth and to integrate recent acquisitions, fluctuations in the commercial real estate market, the significant contribution to and influence on the management of the Company by Mr. Cook, the possibility of adverse outcomes in pending or threatened litigation and government investigations involving the Company, the possible effects of adverse publicity arising from government investigations on the interest of customers in the Company's financial education services and products, consequences associated with the Company's failure to pay state and federal income tax when due, lack of liquidity in the Company's investments, and other risks and uncertainties discussed herein and those detailed in the Company's other Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's  analysis  as  of  the  date  hereof.  The  Company  undertakes  no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For the convenience of the reader, the Company has attempted to identify forward-looking statements contained in this report with an asterisk (*). However, the omission of an asterisk should not be presumed to mean that a statement is not forward-looking statement within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

General

     Wade Cook Financial Corporation is a holding company that, through its operating subsidiary, Stock Market Institute of Learning ("SMILe", formerly known as Wade Cook Seminars, Inc.), conducts financial education seminars and produces and sells related video and audio tapes, books and other written materials. The Company's core business is financial education, through its seminar and publishing concerns. These core businesses are complemented by a financial information pager service, and a subscription-based web site that provides stock market information and that illustrates the strategies taught in the Company's seminars and publications.

     SMILe hosts the Wealth Information Network ("WIN"), a stock market education source that allows subscribers to log on and obtain information related to the stock market at http://www.wadecook.com. Two of the Company's operating subsidiaries, Left Coast Advertising, Inc., and Lighthouse Publishing Group, Inc., conduct advertising and publishing services respectively.

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

     In the third quarter of 1999, in order to reduce costs, the Company restructured its Seminar segment by reducing the number of locations where Company seminars were held. As a result of restructuring, the Company now regularly visits only 25 of the larger urban areas.

     The Company regularly evaluates other acquisition and investment opportunities, and additional cash resources may be devoted to pursuing such opportunities. In the fourth quarter of 1999, the Company, through SMILe, executed agreements to invest in Surfbuzz.com, Inc. The Company purchased 450,000 shares of Surfbuzz.com, Inc. common stock for $450,000 through a private placement. In January 2000, the Company purchased an additional 100,000 shares of Surfbuzz.com, Inc. common stock for an additional $100,000. During such time, the Company also executed agreements to invest in 80,000 shares of E-automate, Inc. for $240,000 and 125,000 shares of Ceristar, Inc. for $250,000. The investments were accounted for using the cost method. In May of 2000, the Company was informed by the management of Surfbuzz.com, Inc., that Surfbuzz.com, Inc. was a defendant of a patent infringement suit with respect to technology used in the operation of that business. As a result of the patent infringement suit, operations at Surfbuzz.com, Inc. have been halted. Currently, the Company is assessing its options in the matter.

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

Liquidity and Capital Resources

     At September 30, 2000, the Company had current assets and current liabilities in the amounts of $8.1 million and $7.7 million, respectively, resulting in a working capital surplus of $400,000. The working capital deficit at December 31, 1999 was $2.8 million. The primary reasons for the decrease in the working capital deficit was the payment of accounts payable and other similar obligations and the conversion of $1.8 million in current payables, to related parties including entities controlled by Mr. Cook, into long-term debt. Current liabilities at September 30, 2000, include $1.7 million in deferred revenue, which results primarily from revenues from seminars not yet attended, prepayments for future pager services from Information Quest and/or subscriptions to the WIN web-site. The Company has not made estimated tax payments with respect to the year 2000 income taxes, and does not presently expect any penalties in this regard.

     The market value of the Company's marketable securities decreased by $1.4 million from $1.9 million at December 31, 1999 to $500,000 at September 30, 2000, due primarily to the continuing effects of a general downturn in the securities market during the second fiscal quarter of 1999, which resulted in a reduction in the over-all net worth of securities and options held in the Company's brokerage accounts. Inventory decreased by $400,000 from $2.6 million at December 31, 1999 to $2.2 million at September 30, 2000 primarily as a result of the Company's write-off of obsolete items, and increased demand for existing products and promotional materials stored as inventory at the Company's distribution center. Company inventory includes tapes, cassettes, manuals and books published by the Company, various related marketing materials, supplies and other assorted items. At September 30, 2000 the Company also had current receivables from related parties in the amount of $172,000 consisting primarily of term loans to employees and directors, the majority of which are secured by mortgages on real property.

     The Company's principal source of cash has been from the operation of its educational seminars and sales of related tapes, books and other materials. The Company does not have an established bank line of credit. There was a net income from continuing operations of $100,000 for the three months ended September 30, 2000, compared to a loss of ($900,000) as to the three months ended September 30, 1999. For the nine months ended September 2000, the Company experienced a loss from continuing operations of ($700,000) compared to a gain of $200,000 for the nine months ended September 30, 1999. The Company's improvement to net income for the three months ended September 30, 2000, is primarily attributable to management's continuing implementation of cost controls, restructuring of the Seminars segment, stricter cost controls, and the more efficient use of existing Company resources.

     Cash in the amount of $2.7 million was used toward debt repayment for the nine months ended September 30, 2000, compared with $3.4 million for the same period of 1999. This reduction in comparable debt repayment is primarily attributable to the elimination obligations associated with the Company's discontinued Hotel segment.

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

     Other investments increased by $1 million from $4.2 million at December 31, 1999 to $5.2 million at September 30, 2000, due to the purchase of stock in three private companies: Ceristar, Inc, E-automate, Inc. and Surfbuzz.com, Inc. See the Company's report on Form 10-Q for the period ended March 31, 2000 for a more complete description of these investments.

     The Company's Other investments include the following:

                                                       Investment
                Description of Investment            (in thousands)
        -------------------------------------------------------------

        Oil and gas properties                            $691

        Hotel and motel investments                        601

        Investments in undeveloped land                  1,971

        Private companies -- Various industries          1,914
                                                   ------------------
        Total non-marketable investments                $5,177
                                                   ==================

     The Company has tried to focus on its core and currently owned businesses, the repayment of debt and making additional expenditures to fund existing operations, including advertising in the nine months ended September 30, 2000. Cash flow from operations, which has historically been the Company's principal source of cash for working capital. During the quarter ended September 30, 2000, the Company's experienced a net decrease in cash from operations of ($1.2) million. The decrease during the nine months ended September 30, 2000 is principally due to expenditures on investing activities, and because a number of the Company's operating segments consumed more cash than they produced. However, cash flow showed an improvement of $600,000 over the second quarter of the year 2000, from ($1.8) million for ended June 30, 2000 to ($1.2) million for the quarter ended September 30, 2000.

     The Company continues to fund existing subsidiaries and investments in anticipation of future revenues. The Company's practice of using available cash to fund its subsidiaries and investments, its working capital deficit and the fact that the Company's seminar business has not generated cash as in the past have resulted in constraints on liquidity, including failure to pay some obligations as they have come due. The Company has in some cases not paid accounts payable and refunds in a timely manner. However, as of September 30, 2000, the Company had approximately $5.6 million in accounts payable, a decrease of $1.9 million from the $7.5 million in accounts payable due as of December 31, 1999.

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

     The Company has been a party to various government investigations and legal proceedings. See Part II, Item 1 of this report for descriptions of these proceedings, as well as other public documents filed with the Securities and Exchange Commission. The Company has not yet made an estimate of its potential exposure in those proceedings/investigations which are still remaining, nor has the Company determined the impact of adverse results in such matters on its financial statements.* The outcome of these matters is difficult to predict and subject to uncertainty, and the legal fees and other costs involved may be material.* Adverse publicity resulting from these matters may be negatively affecting the Company's business, and further adverse publicity could have further negative effects.* Were the Company found to be liable in certain of these proceedings, the liability could be material. Any such result could materially adversely affect the Company's financial condition or results of operations.*

     The Company has resolved a number of legal proceedings and investigations previously reported on public documents filed with the Securities and Exchange Commission, namely investigations by the Federal Trade Commission ("FTC"), Washington Department of Financial Institutions, and the Consumer Affairs Divisions of 14 states. Pursuant to a resolution of these proceedings, the Company has entered into individual agreements (the "Agreements") with the FTC and 14 states, the terms of which relate to the Company's future advertising practices and the implementation of a consumer redress program. As a result of these Agreements, the State of Texas and California have agreed to drop their current lawsuits involving the Company, and the Department of Financial Institutions for the State of Washington has ended its four year investigation of the Company without finding any wrongdoing ("without any specific finding of fact or law"). See Item 5 Other Information, contained in this report, for a more complete description of these proceedings. Under the consumer redress portion of the Agreements, the Company will be responsible for refunding to a limited number of former customers money paid to attend the Company's seminar the "Wall Street Workshop(TM)". Currently, the Company is compiling a list of customers potentially eligible to receive the individual questionnaires that will be used to provide the basis for evaluating refund requests. At this time, the Company cannot fully estimate what effect the consumer redress program will have on the Company's operations or financial results. However, the consumer redress program may potentially expose the Company to significant liability for refunds to consumers. The need to satisfy these obligations could require the Company to defer satisfying other obligations or to cut back its operations to conserve cash. This could have a material adverse effect on the Company's operations and financial results.

Results of Operations

Three Months Ended September 30, 2000 Compared with the Three Months Ended September 30, 1999

     Revenue. Revenue from continuing operations was $12.3 million for the quarter ended September 30, 2000, compared with $18.7 in the third quarter of 1999. The decrease of $6.4 million is primarily attributable to lower sales in the Company's Product Sales, Travel, and Other segments, and the elimination of the Hotel segment and the closing of certain retail sales locations at the end of 1999. The Company is evaluating whether its business may be seasonal with demand for the Company's products and services slowing during the summer months as well as at the year end. Additionally, the Company believes that recent turbulence in the equities markets, the effects of inflationary fears, and the third quarter slow down in the growth of the U.S. economy may have had a negative impact on the Company's sales in the third quarter. During the third quarter of 2000, sales in Seminar segment increased by $3 million from $8.1 million third quarter of 1999 to $11.1 million for a comparable period in 2000. This increase was a result of greater demand for the Company's existing and newly developed seminars, and more focused advertising efforts. Revenues from product sales decreased by $5.9 million from $7.8 million during the third quarter of 1999 to $1.9 million during a comparable period in 2000. The decrease in Product Sales is primarily due to reduced demand for existing titles promoted by the Company's publishing subsidiaries, the closing of several of the Company's retail locations, negative press coverage, and restructuring of the Seminar segment where the Company's products are marketed and sold.

     The Company discontinued the operation of its Hotel segment as of December 31, 1999 and as a result did not realize revenue in that Segment during the third quarter of 2000. Revenue in the pager segment increased by $100,000 from $400,000 for the quarter ended September 30, 1999 to $500,000 for the quarter ended September 30, 2000. The increase in Pager revenue resulted from increased attendance at in the Seminars Segment where the Pager products are primarily sold and marketed.

     Revenue from the Company's Travel segment decreased by $400,000 from $700,000 the quarter ended September 30, 1999 to $300,000 for the comparable period of 2000. The decrease is attributable to reduced travel bookings. Revenues in the Other segment, consisting primarily of the Company's real estate development operations, retail sales locations, and advertising agency, decreased by $600,000 from $1.1 million the quarter ended September 30, 1999 to $500,000 during the comparable period in 2000. The decrease in Other revenues is principally due to a restructuring of the Other segment which resulted in the elimination of six retail store locations.

     Cost of Revenue. Cost of revenue decreased by $2 million from $7.4 million for the quarter ended September 30, 1999 to $5.4 million in the quarter ended September 30, 2000. This decrease in cost of revenue is primarily due to management's continued implementation of cost controls, restructuring of the Company's Seminar segment, the discontinuance of unprofitable ventures and segments, the more efficient use of existing Company resources, and a lower volume of sales in the Company's operating segments.

     Cost of revenue attributable to the Company's Seminar segment increased by $900,000 from $4.5 million for the quarter ended September 30, 1999 to $5.4 million for the comparable quarter in 2000 primarily due to the increased costs associated with higher volume sales in that segment. Cost of Product Sales decreased by $2.8 million from $4.3 million for the quarter ended September 30, 1999 to $1.5 million for the comparable period of 2000, primarily due to management's continued implementation of cost controls, restructuring of the Company's Seminar Segment, the discontinuance of unprofitable ventures and segments, the more efficient use of existing Company resources, and a lower volume of sales in the Company's Product Sales Segment.

     The Company discontinued the operation of its Hotel segment as of December 31, 1999 and as a result did not incur any costs in that Segment during the third quarter of 2000. The cost of revenue for the Pager services segment decreased by $100,000 from $200,000 for the quarter ended September 30, 1999 to

$100,000 for the quarter ended September 30, 2000 due a reduction in development expenditures, reduced employee overhead, reduction in inventory, and use of leased pagers. The change in the cost of revenue for the Travel Service segment was insignificant for the quarter ended September 30, 2000. The Other segment cost of revenue decreased by $700,000 from $1 million for the quarter ended September 30, 1999 to $300,000 for the comparable period in 2000. The decrease is primarily due to restructuring in the Other segment which resulted in the elimination of six retail sales locations.

     Selling, General and Administrative Expenses. Selling, general and administrative costs for the three months ended September 30, 2000 were $7 million compared with $13.2 million in the comparable period in 1999. The decrease of $6.2 million is primarily attributable to the continued implementation of cost controls by management, more efficient use of Company resources, and a reduction in certain legal and accounting expenses.

     Operating Income. The Company's use of cash in operations improved by $1.8 million from ($2.0) million for the quarter ended September 30, 1999 to ($200,000) for the quarter ended September 30, 2000. This improvement is the principal result of the Seminar and Pager Segments generating greater operating income than previous quarters, less cash being consumed in the Product Sales Segment, and the elimination of the Hotel segment and six retail sales locations at the end fiscal 1999.

     Cash used in the operation of the Seminar segment improved by $1.7 million from ($1.4) million for the quarter ended September 30, 1999 to $300,000 for a comparable period in 2000. Much of this improvement was attributable to greater sales, more efficient use of existing resources, the continued implementation of cost controls, budgeting, and restructuring in the Seminar segment. Operating income in the Product Sales segment improved by $600,000 from ($1.1) million for the quarter ended September 30, 1999 to ($500,000) for the comparable period in 2000. The improvement is primarily attributable to more efficient use of existing resources, the continued implementation of cost controls, budgeting, and restructuring in the Seminar segment.

     The Company discontinued the operation of its Hotel segment as of December 31, 1999 and as a result did not experience any gain or loss in operation for that Segment during the third quarter of 2000. Operating income in the Pager segment improved by $100,000 from $200,000 in the quarter ended September 30, 1999 to $300,000 for the quarter ended September 30, 2000, primarily due to reduced expenses and increased sales. The Travel Services segment's consumption of operating income increased by $100,000 from ($100,000) for the quarter ended September 30, 1999 to ($200,000) for a comparable period in 2000. The increase is primarily attributable to continued expenditures made by the Company to develop Travel segments compliment of services, related advertising expenses, and reduced sales. Operating income generated in the Other segment did not significantly change for the three month comparison ended September 30.

     Other Income (Expenses). Total other income was $400,000 for the three months ended September 30, 2000, compared with income of $700,000 for the comparable period in 1999. The decrease is primarily attributable to losses incurred on the Company's marketable securities. However, the Company's Other Income experienced a $1.8 million improvement from the ($1.4) million loss reported for the three months ended June 30, 2000. During the quarter ending September 30, 2000, the Company experienced a realized and unrealized loss on the trading of securities in the amount of ($100,000) compared with a loss of ($50,000) in a comparable period of 1999. The losses on the Company's marketable securities are due primarily to the continuing effects of an over-all downturn in the equities market that began during the second quarter of 2000, and the slow down of the U.S. economy reported in the third fiscal quarter. The Company records its investment in trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and therefore, adjusts marketable securities to market value, thereby reflecting changes in market value through the income statement in the current period.

     The Company experienced gain from continuing operations for the quarter ending September 30, 2000 of $100,000, compared with loss of ($900,000) for the comparable period in 1999. The Company has not made any tax payments at this time due to the net operating losses.

Nine Months  Ended June 30, 2000  Compared  with the Nine Months  Ended June 30,
1999

     Revenue. Revenue from continuing operations was $47.1 million for the nine months ended September 30, 2000, compared with $70.7 million as of September 30, 1999. The decrease of $23.6 million is primarily attributable to lower sales in the Company's Seminars, Product Sales, Travel, and Other Segments, and the elimination of the Hotel segment and the closing of certain retail locations at the end of 1999. The Company is evaluating whether its business may be seasonal with demand for the Company's products and services slowing during the summer months, as well as at the year end. Additionally, the Company believes that recent turbulence in the equities markets, the effects of inflationary fears, and the third quarter slow down in the growth of the U.S. economy may have had a negative impact on the Company's sales during the third quarter. During the first nine months of 2000, sales in the Seminar segment decreased by $3.5 million from $43.0 million in the first nine months of 1999 to $39.5 million in 2000. This decrease was a result of restructuring of the Seminar segment which resulted in a reduction of the over-all number of seminars presented, volatility in the stock market, negative press coverage, and to some extent the saturation of the Company's services in certain markets. Revenues from product sales decreased by $13.4 million from $20.6 million in the first nine months of 1999 to $7.2 million during the first nine months of 2000. The decrease in Product Sales is primarily due to reduced demand for existing titles promoted by the Company's publishing subsidiaries, the closing of several of the Company's retail locations, negative press coverage, and restructuring of the Seminar segment where the Company's products are marketed and sold.

     The Company discontinued the operation of its Hotel segment as of December 31, 1999 and as a result did not realize revenue in that Segment during the first nine months of 2000. Revenue in the pager segment decreased by $300,000 from $1.3 million at September 30, 1999 to $1 million for the comparable period of 2000. The decrease in pager revenue resulted primarily from a reduced demand for one-way paging technology, reduced renewal rates, and restructuring of the Seminar segment where the Pager products are marketed and sold. Although the Pager Segment reported an overall decline in revenues for the nine month period, for the three month period ended September 30 Pager revenues showed improvement (See the Three Months discussion above for a more complete discussion).

     Revenue from the Company's Travel segment decreased by $400,000 from $1.9 million at September 30, 1999 to $1.5 million at September 30, 2000. The decrease is primarily attributable reduced travel bookings. The Other segment, consisting primarily of the Company's real estate development operations, retail sales locations, and advertising agency, decreased by $2.3 million from $4.2 million at September 30, 1999 to $1.9 million during the comparable period in 2000. The decrease in revenues is principally due to a restructuring of the Other segment which resulted in the elimination of six retail store locations.

     Cost of Revenue. Cost of revenue decreased by $14.4 million from $31.1 million for the nine months ended September 30, 1999 to $16.7 million for the nine months ended of September 30, 2000. This decrease in cost of revenue is primarily due to management's continued implementation of cost controls, restructuring of the Company's Seminar segment, the discontinuance of unprofitable ventures and segments, the more efficient use of existing Company resources, and a lower volume of sales in the Company's operating segments.

     Cost of revenue attributable to the Company's Seminar segment decreased by $4.1 million from $18.8 million for the nine months ended September 30, 1999 to $14.7 million for the comparable quarter in 2000, primarily due to management's continued implementation of cost controls, restructuring of the Company's Seminar segment, the discontinuance of unprofitable ventures and segments, the more efficient use of existing Company resources, and a lower volume of sales in the Company's Seminar segment. Cost of Product Sales decreased by $7.1 from $11.1 million for the nine months ended September 30, 1999 to $4 million for the comparable period of 2000 primarily due to the same factors discussed with respect to the Seminar segment.

     The Company discontinued the operation of its Hotel segment as of December 31, 1999 and as a result did not incur any costs in that Segment during the first nine months of 2000. The cost of revenue for the Pager and Travel segments did not show significant change for the comparative nine month periods ending September 30. The Other segment cost of revenue decreased by $2 million from $3.1 million for the nine months ended September 30, 1999 to $1.1 for the nine months ended September 30, 2000. The decrease is primarily due to restructuring in the Other segment which resulted in the elimination of six retail sales locations.

     Selling, General and Administrative Expenses. Selling, general and administrative costs for the nine months ended September 30, 2000 were $31.3 million compared with $42.2 million in the comparable period in 1999. The decrease of $10.9 million in such costs is primarily attributable to the continued implementation of cost controls by management, more efficient use of Company resources, and a reduction in certain legal and accounting expenses.

     Operating Income. The Company's operating income improved by $1.8 from ($2.5) million for the period ended September 30, 1999 to ($800,000) for the period ended September 30, 2000. The improvement in operating income is the principal result of a decrease in the amount of cash being consumed in the operation of the Seminar, Products Sales, and Other segments, the contribution of Operating Income from the Pager Segment, combined with the elimination of the Hotel segment and the closing of certain retail locations at the end of 1999.

     Operating income used by the Seminar segment improved by $1.3 million from ($1.4) million for the period ended September 30, 1999 to ($100,000) at September 30, 2000. This improvement is primarily attributable to increased sales, more efficient use of existing resources, the implementation of cost controls, and budgeting. Operating income attributable to the Product Sales segment improved by $800,000 from ($1.6) for the period ended September 30, 1999 to ($800,000) for the period ended September 30, 2000. The improvement is primarily the result of more efficient use of existing resources, management's continued implementation of cost controls, and budgeting.

     The Company discontinued the operation of its Hotel segment as of December 31, 1999 and as a result did not experience any gain or loss in operation for that Segment during the first nine months of 2000. Operating income in the Pager segment decreased by $400,000 from $800,000 in the nine months ended September 30, 1999 to $400,000 for the nine months ended September 30, 2000, primarily due to an over-all reduction in sales from prior comparable periods combined with research and development costs. Although the Pager Segment reported an overall decline in operating income for the nine month period ending September 30, the Pager Segment showed an improvement in operating income for the three month period ended September 30 (See the Three Months discussion above for a more complete explanation). The Travel segment's consumption of operating income increased by $300,00o from $100,000 for the nine months ended September 30, 1999 to ($200,000) for the nine months ended September 30, 2000. The increase is primarily attributable to continued expenditures made by the Company to develop Travel segments compliment of services, related advertising expenses, and reduced sales. Operating income in the Other segment improved by $600,000 from ($700,000) for the nine months ended September 30, 1999 to ($100,000) for the nine months ended September 30, 2000. The improvement is primarily due to restructuring which resulted in the elimination of six retail locations.

     Other Income (Expenses). Total other expense was ($300,000) for the nine months ended September 30, 2000, compared with $3.0 million in income for a comparable period in 1999. The decrease is primarily attributable to losses incurred on the Company's marketable securities. During the period ending September 30, 2000, the Company experienced a realized and unrealized loss on the trading of securities in the amount of ($1.6) million compared with a gain of $1.0 million in a comparable period of 1999. The losses on the Company's marketable securities are due primarily to the continuing effects of an over-all downturn in the equities market that began during the second quarter of 2000, and the slow down of the U.S. economy reported in the third fiscal quarter. The Company records its investment in trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for

Certain Investments in Debt and Equity Securities, and therefore, adjusts marketable securities to market value, thereby reflecting changes in market value through the income statement in the current period.

     The Company experienced loss from operations for the nine months ended September 30, 2000 of ($700,000), compared with income of $200,000 for the comparable period in 1999. The Company has not made any tax payments at this time due to the net operating losses.


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

     Hewlett Packard Company vs. Wade Cook Financial Corporation. Hewlett Packard lawsuit settled and dismissed. On April 16, 2000, the Hewlett Packard Company ("HP") filed a complaint in the King County Superior Court of the State of Washington, claiming under-payment for services rendered. The Company counter claimed, alleging HP failed to provide the full compliment of services agreed to under a planned SAP implementation. On September 30, 2000, the Company and HP entered into a confidential Settlement Agreement. In November 2000, King County Superior Court for the State of Washington dismissed the lawsuit with prejudice.

     State of California vs. Wade Cook Financial Corporation, Wade Cook Seminars, Inc., etc al. State of California lawsuit settled and to be dismissed. On January 11, 1999, a civil complaint was filed against the Company in the Superior Court of the State of California. The complaint alleged violations of sections 1678.20 through 1693 of the California Civil Code. In November 2000, the Company entered into a voluntary settlement agreement with the State of California pursuant to which this lawsuit shall be dismissed. The Company continues to deny all allegations contained in the State of California's complaint filed on January 11, 1999. For additional information concerning the resolution of this lawsuit, please see Management's Discussion and Analysis of Financial Condition and Results of Operation above, and Item 5. Other Information contained in this report.

     State of Texas vs. Wade B. Cook and Wade Cook Seminars, Inc. State of Texas lawsuit settled and to be dismissed. On May 1, 1998, the Attorney General of Texas filed a lawsuit against the Company in the District Court of Bexar County, Texas. The complaint alleged violation of the Texas' Deceptive Trade Practices - Consumer Protection Act. In November 2000, the Company entered into a voluntary settlement agreement with the State of Texas pursuant to which this lawsuit shall be dismissed. The Company continues to deny all allegations contained in the complaint filed on May 1, 1998. For additional information concerning the resolution of this lawsuit, please see the Management's Discussion and Analysis of Financial Condition and Results of Operation above, and Item 5. Other Information contained in this report.

     Investigation by the State of Washington, Securities Division. Investigation by the State of Washington ended. Since September 1996, the Washington State Department of Financial Institutions ("DFI"), Securities Division has been investigating the Company. The state's investigation was performed pursuant to RCW 21.20.370 and 21.20.700. On September 7, 1999, the Company brought suit against the State of Washington for declaratory and injunctive relief to either compel legal action or to end the State's investigation. DFI shortly thereafter joined existing negotiations between the Company, the Federal Trade Commission, and the Consumer Affairs divisions of fourteen individual states, including the Consumer Affairs Division for the State of Washington. On October 5, 2000, DFI ended its four year investigation of the Company without any specific finding as to law or fact. For additional information concerning the resolution of this lawsuit, please see Management's Discussion and Analysis of Financial Condition and Results of Operation above, and Item 5. Other Information contained in this report.

     Federal Trade Commission. Investigation by the Federal Trade Commission ("FTC") ended. On September 16, 1999, representatives of the Company met with staff from the FTC. The meeting was called to discuss alleged acts by the Company and others under the various provisions of the federal consumer laws. On October 4, 2000, the Company ended the FTC's investigation by entering into a voluntary Consent Decree with the FTC. The Company continues to deny that it has violated any federal consumer statutes. For additional information concerning the resolution of this lawsuit, please see Management's Discussion and Analysis of Financial Condition and Results of Operation above, and Item 5. Other Information contained in this report.

     State Attorneys General Investigations. Investigations by the various states ended. From 1998 through August of the year 2000, various Attorneys General from 14 states commenced investigations of the Company. The state investigations focused on the Company's consumer practices under the consumer laws of the 14 states. These state investigations were conducted in concert with the FTC's investigation as outlined immediately above. Between October 5 and November 14 of the year 2000, the Company ended these investigations by entering into voluntary individualized settlement agreements with the various states. The Company denies that it has violated any of the relevant state consumer laws. The participating States are as follows: Alaska, Arizona, California, Idaho, Illinois, Kansas, Missouri, New Mexico, North Carolina, Oklahoma, Oregon, Pennsylvania, Texas, Washington. For additional information concerning the resolution of this lawsuit, please see Management's Discussion and Analysis of Financial Condition and Results of Operation above, and Item 5. Other Information contained in this report.

Item 2.  Changes in Securities.

     None

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     On October 4, 2000, the Company entered into a voluntary Consent Decree (the "Order") with the Federal Trade Commission (the "FTC") resolving the FTC's investigation of the Company. On October 13, 2000, the Order was entered in the U.S. District Court Western District of Washington at Seattle. The FTC had been investigating alleged acts by the Company under the federal consumer laws. Concurrently with FTC investigation, the state Attorneys General for fourteen states (the "States") had similar investigations underway pursuant to the consumer laws of their respective jurisdictions. The States coordinated their investigative efforts with the FTC.

     The States have agreed to enter into individual voluntary Consent Decrees (the "State Orders") with the Company, which are in substance, individualized adaptations of the Order with slight procedural variations according to state law. However, the State Orders do contain several additional concessions. First, the Company is responsible for posting an "actual and hypothetical trade" disclaimer, similar to the disclaimer discussed below, in connection with the Wealth Information Network ("WIN") and the presentation of the Company's seminars. WIN is a Bulletin Board System where illustrative trades are placed in order to display stock market strategies taught by the Company. With respect to WIN, the Company agreed to post the disclaimer on the cover page of its WIN service web site and at stock market seminars where a specific stock trade is discussed. Second, the State Orders include similar provisions that clarify the potential class of persons eligible to receive refunds with respect to each individual states' residents. Third, the Company has voluntarily agreed to make payments totaling $400,000 to the various states for consumer education. The States have agreed these voluntary payments do not constitute a penalty.

     The participating States are as follows: Alaska, Arizona, California, Idaho, Illinois, Kansas, Missouri, New Mexico, North Carolina, Oklahoma, Oregon, Pennsylvania, Texas, Washington. In addition, the states of California and Texas have agreed to drop their respective lawsuits against the Company for alleged violations of consumer statutes. In connection with the State Order with the State of Washington, the Department of Financial Institutions for the State of Washington has also agreed to end its four-year investigation of the Company for alleged violations of the State's securities laws and the Wade Cook Financial Corporation has agreed to dismiss its lawsuit against the State of Washington. See the Company's report on Form 10-Q for the period ended September 30, 1999 for a more complete description of these lawsuits.

     The FTC Order primarily addresses our advertising practices and establishes a method for consumer redress in limited situations. Other requirements in the Order cover issues such as record retention and the duties of businesses controlled by the Company. While the FTC Order and the State Orders regulate certain aspects of the Company's advertising and provide for a limited number of customer refunds, the Orders do not limit, regulate or otherwise effect the sale of the Company's products or services. Furthermore, the Orders do not place prohibitions on the Company's marketing and promotional efforts; instead, the Orders simply require the Company to alert consumers to the risks inherent in the stock market.

Advertising

     The Order provides that the Company must include appropriate disclaimers to accompany future representations in advertising and promotional materials designed to sell stock market seminars ("Covered Advertising"). The requirement does not extend to "books, print, electronic, video and audio publications and instructional seminars published or presented by the [Company] and sold primarily for wholesale or retail...[.]" The Order requires the disclaimers to be clearly and prominently displayed. The disclaimers are needed only when a specific condition is met. The Order requires disclaimers for three types of statements: rates of return, actual and hypothetical trades, and testimonials.

     The rate of return disclaimer will accompany qualifying statements made in Covered Advertising materials regarding (i) the Company's success in using its trading strategies, or (ii) the success attainable by consumers using Company trading strategies. Actual and hypothetical trade disclaimers will accompany descriptions of qualifying actual or hypothetical trades used in Covered Adverting, and likewise, Covered Advertising containing qualifying testimonials will include testimonial disclaimers. Generally, these disclaimers, where relevant, will provide appropriate rates of return, language alerting consumers that actual results may vary from those depicted, and/or language that such results may not be indicative of overall trading success.

Consumer Redress

     The Order outlines the circumstances under which former customers are entitled to a refund of some or all of the fees paid to attend the Wall Street Workshop(TM) ("WSWS"). WSWS is a seminar presented by the Company that introduces attendees to the basics of the stock market, and teaches them strategies for trading.

     The consumer redress program is self-administered and is governed by the Order. Pursuant to the terms of the Order, within sixty (60) days following the Court's entry of the Order, the Company must conduct an investigation of its customer records and identify those persons who have paid to attend the WSWS but did not attend, and who have requested refunds and have not already received a refund or otherwise had their claim resolved. Upon identification of those consumers, the Company must issue them customer refunds and release of claim forms.

     The Company must also begin to issue a "Proof of Claim" form to customers eligible for potential refunds (the "Claimant"). A Claimant is defined by the following characteristics: (1) paid to attend the WSWS on or after January 1, 1997 and before January 1, 2000; (2) did not thereafter pay for attending any other event offered by the Company or affiliated parties, and (3) has not already received a refund of the WSWS fees. A person qualifying as a Claimant is not guaranteed the right to a refund. Refunds remain subject to additional limitations and exclusions.

     In order to be considered for a refund, Claimants must submit their completed Proof of Claim forms within ninety (90) days. Upon receipt of the returned Proof of Claim, the Company has thirty (30) days from the date of the return postmark to evaluate the person's claim and, if valid, send the appropriate refund with a release of claim form. The Company's evaluation of individual refunds is based on the Claimant's answers to questions contained in the Proof of Claim, and an assessment of the validity of those answers.

     Failure by a Claimant to meet the above guidelines will result in a forfeiture of his or her rights under the Order. Upon satisfaction of payment in the situations above, the Company will be released of all further obligations to the former customer under the Order.

     Periodically, the Company must provide an affidavit attesting to its continuing compliance with FTC order. The Company will also provide a confidential list of persons receiving refunds under the consumer redress program, and a list of all "Claimants" regardless of whether a refund was actually issued. These lists will be kept strictly confidential per the terms of the Order. Under the Order, the FTC retains the right to inspect the original records relating to the consumer redress program.

     If the Company fails to meet its financial obligations under the Order or cure, Mr. Wade Cook will become responsible for the required payment(s).

Repurchase of Company Common Stock.

     On February 16, 2000, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock in the open market on or before December 31, 2000. On June 8, 2000, the Company was authorized to repurchase up to one million additional shares or its common stock during a period ending on June 8, 2001. The repurchase of Company shares is being conducted in accordance with Rule 10b-18 under the Exchange Act. Currently, the Company has repurchased 299,000 shares of stock on the open market for $71,525.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Exhibit Number             Description
          --------------             -----------
              10.47                  Promissory Note in favor of Never Ending
                                     Wealth LP dated September 30, 2000

              27.1                   Financial Data Schedule

              99.1 Consent Decree between the Federal Trade Commission, as plaintiff, and the Company, as defendant, entered with the U.S. District Court, Western District of Washington on October 13, 2000. (Confidential treatment has been requested as to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.)

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  WADE COOK FINANCIAL CORPORATION

November 10, 2000                 /s/ Wade B. Cook
                                  ---------------------------------------------
                                  Wade B. Cook, Chief Executive Officer


November 10, 2000                 /s/ Cynthia Britten
                                  ---------------------------------------------
                                  Cynthia C. Britten, Chief Financial Officer,
                                  Chief Accounting Officer

                                  EXHIBIT INDEX


Exhibit Number      Description
--------------      -----------
    10.47           Promissory Note in favor of Never Ending Wealth LP dated
                    September 30, 2000

    27.1            Financial Data Schedule

    99.1 Consent Decree between the Federal Trade Commission, as plaintiff, and the Company, as defendant, entered with the U.S. District Court, Western District of Washington on October 13, 2000. (Confidential treatment has been requested as to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.)