Form 10-K
period 2000-12-31
WADE COOK FINANCIAL CORP
filed 2001-04-16
CIK 894417

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

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

     At March 31, 2001, the aggregate market value of the voting common equity held by non-affiliates was approximately $2,700,000. The number of shares of the Registrant's Common Shares outstanding as of March 31, 2000 was 64,058,948.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                TABLE OF CONTENTS

PART I .......................................................................1

Item 1.  Business ............................................................1

Item 2.  Properties ..........................................................14

Item 3.  Legal Proceedings....................................................15

Item 4.  Submission of Matters to a Vote of Security Holders..................17

PART II ......................................................................17

Item 5.  Market for Registrant's Common Equity And Related
         Stockholder Matters..................................................17

Item 6.  Selected Financial Data..............................................17

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................18

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk .........29

Item 8.  Financial Statements and Supplementary Data..........................29

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure..................................29

PART III .....................................................................29

Item 10. Directors and Executive Officers of the Registrant...................29

Item 11. Executive Compensation Summary of Cash and Certain
         Other Compensation...................................................33

Item 12. Security Ownership Of Certain Beneficial Owners And
         Management...........................................................36

Item 13. Certain Relationships and Related Transactions.......................37

PART IV ......................................................................37

Item 14. Exhibits, Financial Statement Schedules, And
         Reports On Form 8-K..................................................37

Note Regarding Forward Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as "expects," "believe," "believes," "plan" "plans," "anticipate," "anticipates," "is anticipated," or stating that certain actions, events or results "will," "may," "should," or "can" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Forward-looking statements are based on expectations, estimates and projections of the Company's management at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by the Company. Such risks and uncertainties include, but are not limited to, the Company's working capital deficiency and liquidity constraints, the effect that volatility in the stock market may have on the interest of customers in the Company's seminars, products and services and on the Company's own investments, the level of resources that may be required by the Company's consumer redress program, the Company's ability to manage its growth and to integrate recent acquisitions, fluctuations in the commercial real estate market, risks of the hotel business, the influence on the management of the Company by Wade B. Cook, the Company's CEO, the possibility of adverse outcomes in pending or threatened litigation and actions involving the Company, consequences associated with the Company's policy of committing available cash to additional investments, lack of liquidity in the Company's investments, damage and disruption to operations caused by the February 28, 2001 earthquake, and other risks and uncertainties discussed herein and those detailed in the Company's other Securities and Exchange Commission filings.
Investors are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis, estimates and opinions as of the date hereof. The Company undertakes no obligation to update forward-looking statements if circumstances, or management's analysis, estimates or opinions should change. For the convenience of the reader, the Company has attempted to identify forward-looking statements contained in this report with an asterisk (*). However, the omission of an asterisk should not be presumed to mean that a statement is not a forward-looking statement within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

                                     PART I

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

Prior to December 1997, the Company was incorporated in the state of Utah. The Company's most significant subsidiary is Stock Market Institute of Learning, Inc. ("SMIL"), formerly known as Wade Cook Seminars, Inc., through which the Company conducts educational seminars, produces and sells video, CDs, and audio tapes and distributes books and other written materials focusing on financial and personal wealth creation strategies.

In addition, the Company has several publishing subsidiaries that publish books and other written materials relating to personal finance, inspirational themes and other topics. The Company also provides subscription based Internet access and paging services and maintains an information bulletin board on the Internet.

The Company's investments include ownership of minority interests in hotels, marketable and non-marketable securities, real estate, oil and gas, and other venture capital partnerships and private companies.

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

Also in August 1997, the Company acquired an aggregate of 769,231 shares (approximately 5.1%) of the common stock of Interjet Net Corporation ("Interjet Net"), a wireless, high speed Internet access provider, for a total purchase price of $1,500,000. Interjet Net subsequently changed its name to Broadband Vision, Inc. In 1999 and 2000, the Company sold nearly all shares in that company, and used the proceeds to fund more recent stock acquisitions and to pay various operational expenses. The proceeds from the sale of this stock during 1999 and 2000 was approximately $3,177,000 and $313,000 respectively. The Company continues to hold 1,000 shares of Broadband Vision stock.

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

During 1998, the Company acquired majority interests in several hotel properties located in the western United States in exchange for cash, and in some cases, in exchange for relinquishing or reducing certain interests in other properties. See "Business - Hotels and Commercial Real Estate." Reference is made to Notes Q, R and S of the

Notes to Financial Statements included in Item 14 of this report for further information concerning the above acquisitions. In May 1999, the Company sold its majority interest in the Fairfield Inn in Provo Utah for $800,000. The Company received $600,000 of the purchase price in the form of cash, debt assumption, and the payment of management fees. The remainder of the purchase price was paid in the form of a parcel of undeveloped land appraised at $200,000 which is located in Timp View Quail Valley Drive, Provo, Utah. During December 1999, the Company sold its majority hotel interests in the Best Western McCarren House, the Four Points by Sheraton, St. George, and the Airport Ramada Suites. The Company sold the three hotels for a total sales price of $12,700,000, of which $9,890,000 represented debt assumed by the buyer.

Sale of Entity Planners, Inc.

In June 1998, the Company, through SMIL entered into a Stock Purchase/Licensing Agreement pursuant to which it divested its interest in Entity Planners, Inc. ("EPI") in exchange for $250,000. Under the Licensing portion of the Agreement, the Company entered into a five year licensing agreement pursuant to which the Company was entitled to receive up to an aggregate of $17,470,000 in licensing fees. Berry, Childers, & Associates was the purchaser of EPI. EPI was subsequently transferred to the Anderson Law Group, P.C. ("ALG"). In June of 1999, the five year licensing agreement was mutually terminated by the parties and the Company entered into a temporary licensing arrangement with ALG. Under the temporary licensing arrangement, the Company receives payments in the form of marketing fees equal to 35% of ALG's gross proceeds from its BEST seminars services. The Company currently conducts business in association with ALG under the terms of the temporary licensing arrangement.

Investments.

The Company regularly evaluates other acquisition and investment opportunities, and additional cash resources may be devoted to pursuing such opportunities. In the fourth quarter of 1999, the Company, through SMIL, executed agreements to invest in three private companies. The investments are as follows: 80,000 shares of E-automate, Inc. common stock at $240,000 acquired through a private placement; 450,000 shares of Surfbuzz.com, Inc. ("Surfbuzz") common stock at $450,000 acquired through a private placement; and 75,000 shares of CeriStar, Inc. common stock at $150,000 acquired through a private placement. In January 2000, the Company purchased an additional 100,000 shares of Surfbuzz common stock and 50,000 shares of Ceristar, Inc. common stock for an additional $100,000 respectively. E-automate is a software manufacturer that integrates small business operations. Surfbuzz.com is a world wide web search engine access tool. Ceristar is a company engaged in integrating telecommunications systems. These Investments were accounted for using the Cost Method.

In May of 2000, the Company was informed by the management of Surfbuzz, that Surfbuzz was a defendant of a patent infringement suit with respect to technology used in the operation of that business. As a result of the patent infringement suit, operations at Surfbuzz were halted. In an effort avoid losses on its investment in Surfbuzz, the Company held discussions with the initial promoters (the "Promoters") of Surfbuzz to develop a plan for protecting the Company's investment. As a result of these discussions, the Company entered into a related Stock Purchase Agreement for the purchase of common stock in a company named Sundog Technologies, Inc. ("Sundog"). The Company entered into this stock purchase agreement on January 31, 2001. Sundog is a Delaware corporation organized in 1992 for the purpose of seeking and acquiring business opportunities. Under the Stock Purchase Agreement, the Company surrendered 250,000 shares of Surfbuzz common stock for 100,000 shares of Sundog, and paid $4,000 in additional transfer costs. As a result of this transaction, the Company become the owner of 100,000 shares of Sundog common stock with a basis equal to the cost value of the surrendered stock. Sundog has approximately 23,900,000 shares issued and outstanding, whose common stock is registered under the Securities Exchange Act of 1934, as amended. Sundog changed has since changed its corporate name to Arkona, Inc. The Company continues to work with Promoters concerning its remaining $200,000 investment in Surfbuzz stock.

Share Repurchase Programs.

On February 16, 2000, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock in the open market on or before December 31, 2000. On June 8, 2000, the Company was authorized to repurchase up to one million additional shares of its common stock during the period ending on June 8, 2001. Under this program, the Company purchased 518,760 shares for an approximate purchase price of $105,000.

Strategy

The Company provides financial education and stock market strategies to the growing number of individual investors in the U.S. In 1999, the Federal Reserve Board estimated that 28% of household wealth in the United States was in the form of stock investments, a figure up 12% from 1990. The Company believes this is due to population increases within the United States, the fact that the "baby-boom" generation is entering mid-life, the prolonged growth of the U.S. economy during the 1990s, and the recent growth in the market value of corporate securities. The Company has attempted to position itself to benefit from these trends. The majority of the Company's programs, products and services are based on the financial and trading strategies of its founder, Wade B. Cook. Mr. Cook has developed these programs and products based on his belief that people want to learn how to: (a) increase their wealth by increasing their cash flow; (b) minimize their federal and state income taxes; (c) use entities, such as Nevada corporations, family limited partnerships, living trusts, qualified pensions, and charitable remainder trusts, to protect their assets; (d) retire with sufficient income to maintain a comfortable standard of living; and (e) pass on their accumulated wealth to their loved ones without the complexities of probate.

The Company will seek to expand market share for its existing products and services and to create new products and services that complement and extend existing lines.* The Company expects to improve its bottom line by continuing in the reducing overhead, employing more focused marketing and advertising efforts, using existing distribution channels more efficiently, and enhancing customer service.* In order to accomplish these objectives, the Company has initiated a strategic plan consisting of the following elements:

     o Making alliances in order to extend product lines that complement the Company's core business of financial education;

     o    Developing new products and services;

     o Acquiring licenses for additional books, audio tapes, seminars, video tapes and other intellectual property from Mr. Cook and others in order to expand the scope of financial education available to customers of the Company;

     o Maximizing Company resources through the continued targeting of seminar locations with high population densities;

     o Diversifying the authors and seminar leaders promoted by the Company in order to offer students a choice of investment strategies, styles and philosophies; and

     o    Making more efficient use of administrative resources.*

The Company concentrates on improving services offered through its core business of financial education.*

In 1997 and 1998, with the view to diversifying its asset base, the Company acquired interests in several hotel properties in the western United States. During May and December of 1999, the Company sold four of these hotel properties in an effort to refocus the Company with respect to its core area of competency in the financial education market. Currently, the Company continues to maintain minority interests three hotels, respectively the Hampton/Fairfield Inns, Woods Cross Fairfield Inn, and the Park City Hampton Inn & Suites.

Business Segments and Principal Subsidiaries

The Company's core business is financial education, which it conducts through its seminar, and publishing segments. This core business is complemented by a pager service that provides up-to-date financial information and a subscription-based service, the Wealth Information Network ("WIN"), that provides additional information about the strategies taught in the Company's seminars and publications.

The following table shows, for the years ended 2000, 1999 and 1998, the percentage of revenues derived from each business segment in which the Company operates:

       Business Segment                   2000       1999      1998
       ----------------                   ----       ----      ----
       Seminars                            81%       70%        65%
       Product Sales (1)                   13%       14%        18%
       Travel Services                      3%        3%         5%
       Hotels (2)                           0%        5%         3%
       Pager Services (3)                   1%        6%         8%
       Other (3) (4)                        2%        2%         1%
---------------
(1)  Includes WIN.
(2) Percentages for the years ended 1998 and 1999 represent revenues of a business segment acquired in 1998. As December 31, 1999, the company disposed of a majority of its hotel interests, and thereby ended it active involvement in the hospitality industry. As result of disposition of these hotel interests, the Company no longer maintains separate Hotel Segment accounting. While the Company continues to own interests in three hotels, these hotels represent passive minority investments and therefore are accounted for under Other Investments.
(3)  Represents revenues of a business segment acquired in 1998.
(4) Other revenues in the years ended 1998 and 1999 consist primarily of sales from the Company's retail bookstores known as Get Ahead. During the year 2000, Other consisted of real estate development projects and limited retail operations.


The Company's principal subsidiaries are engaged in the following activities:

     o    Financial education seminars;
     o    Publishing (and distribution);
     o    Retail product sales;
     o    Commercial real estate;
     o    Various non-real estate investments;
     o    Support services; and
     o    Multi-speaker Education Conventions

At December 31, 2000, the Company's wholly-owned subsidiaries were:

                                                                                                State of
Corporate Name (1)                                 Principal Business                         Incorporation
--------------                                     ------------------                         -------------
Stock Market Institute of Learning, Inc.           Financial Education Seminars                   Nevada
Lighthouse Publishing Group, Inc.                  Publishing                                     Nevada
Left Coast Advertising, Inc.                       Support Services/Advertising                   Nevada
Bountiful Investment Group, Inc.                   Commercial Real Estate                         Nevada
Ideal Travel Concepts, Inc.                        Support Services (Travel Agency)               Nevada
Origin Book Sales, Inc.                            Publishing                                      Utah
Worldwide Publishers, Inc.                         Publishing                                      Utah
Gold Leaf Press, Inc.                              Publishing                                     Nevada
Wade Cook Financial Education Network (2)          Publishing                                     Nevada
Semper Financial, Inc. (2)                         Multi-speaker Education Conventions            Nevada
Information Quest, Inc.                            Retail (pagers)                                Nevada
American Newsletter Co., Inc. (2)                  Publishing                                     Nevada
Unlimited Potential, Inc. (2)                      Commercial Real Estate                         Nevada
Hotel Associates Management #1, Inc. (2)           Commercial Real Estate                         Nevada
American Publisher's Network, Inc. (2)             Publishing                                     Nevada
Forward Thinking Group, Inc. (2)                   Retail Sales                                   Nevada
Money Works, Inc. (2)                              Support Services                               Nevada
Entity Planners International, Inc. (2)            Commercial Real Estate                         Nevada
Wade Cook Financial Education Centers, Inc.        Retail                                         Nevada
Quantum Marketing,                                 Retail                                         Nevada
Inc.
--------------------------

(1) Information in the table does not include entities in which the Company owns a partial interest. These entities are as follows:
     (a) Evergreen Lodging L.P., a limited partnership in which SMIL owns a 65% limited partnership interest and in which an affiliate, Wade B. Cook, is General Partner;
     (b) FSS L.P., a limited partnership in which Unlimited Potential, Inc. has a 2% interest and is the General Partner;
     (c) Interurban Land Project L.P., a limited partnership in which Entity Planners International, Inc. has 100% interest and is General Partner;
     (d) Reno F.I.S., L.P., a limited partnership in which Unlimited Potential Inc. has a 2% limited partnership interest and is the General Partner, and in which Hotel Associate Management #1, Inc. is a 50% owner and a limited partner;
     (e) Seattle-Tacoma Executive Properties, L.P., a limited partnership in which Entity Planners International, Inc. owns a 100% interest and is the General Partner; and
     (f)  Sherlock Home  Builders,  L.P., a limited  partnership in which Entity
          Planners International, Inc. own a 100% interest and is the General Partner.
(2) No financial activity in 2000, although activities may have been carried out in the names of certain of these corporations by SMIL or other WCFC entities.


Financial Education Seminar Businesses-

Stock Market Institute of Learning, Inc.

Stock Market Institute of Learning, Inc. ("SMIL") creates, designs, produces, owns, markets and sponsors a variety of seminars, clinics, and workshops focused on educating customers on various financial techniques and strategies.

SMIL also produces and sells audio tapes, video tapes, CDs and distributes books and other materials designed to reinforce and complement the ideas taught in the educational seminars.

During 2000, SMIL had conducted 1,164 seminars throughout the United States. In October of 1999 in order to streamline its seminar business, the Company made the decision to reduce the number of locations where it offers seminar services to the 25 most populous cities. During the year 2000, the Company increased the number of cities visited to 30 in response to customer demand. The Company is evaluating whether its business may be seasonal with demand for the Company's products and services slowing during the summer months, and at year end. The subject matter of the Company's seminars generally falls into one of three basic categories:

     o    stock market trading strategies;
     o    asset protection; and
     o    general trading strategies.

The stock market trading strategy seminars include the following:

     o The Financial Clinic(TM) is a two-and-one half hour seminar explaining the financial education products and services offered by SMIL and which provides an introduction to strategies for trading in the stock market, including strategies regarding rolling stock(TM), covered calls, and options. The typical attendance fee for the seminar ranges from $12 to $22.

     o The Wall Street Workshop(TM) ("WSWS") is a two-day seminar which teaches students strategies designed for creating income using the stock market, including the strategies set forth in Mr. Wade B. Cook's series, "Wall Street Money Machine" and in "Stock Market Miracles." WSWS students are taught basic stock market terminology and trading strategies. The workshop utilizes the interactive "Tell-show-do" format in which attendees are shown the strategies, then given a demonstration, and finally asked to practice through "paper trades." The retail price of WSWS is up to $5,695 depending on the seminar options chosen by the attendee.

     o Youth Wall Street is a version of the Wall Street Workshop for teenagers focusing on teaching teens how the financial markets work, and how they can experience the market themselves using paper trades. Admission to Youth Wall Street is offered free to high school business clubs and similar groups as a community service by the Company.

     o Fortify Your Income(TM) ("FYI") is a four to five hour seminar. FYI allows students to review the strategies taught at the WSWS from different angles. FYI is offered as a free refresher course to graduates of WSWS and Wealth U (as described below). If not taken as a refresher course, the retail price for this seminar is $1,995.

     o The Next Step(TM) is a two day seminar designed for participants who have attended WSWS. The Next Step presents advanced stock market strategies in a forum that allows students to actively participate, focusing on technicals, charting patterns, and presentation of advanced strategies. Next Step retails for $7,995. The attendance fee is $2,495 for WSWS graduates and $695 for Wealth U graduates (formerly "Cook University") respectively.

     o Hula Mula(TM) is a three day event that features selected topics by Mr. Cook and that further emphasizes Company trading strategies in the context of current events. The retail cost of Hula Mula is $2,495.

The Company maintains several brokerage accounts that are used during its seminars to demonstrate the various Company trading strategies. Trades made in these brokerage accounts are posted on the Company's subscription online service, the Wealth Information Network, along with a brief description of the strategy used and the reason for making the trade. Although the Company uses its best efforts to make profitable trades in these brokerage accounts, the primary purpose of the trades is educational.

Currently, the Company offers additional educational courses on trading strategies in a series of individual one-day seminars termed "Support Events." Individual events retail for $2,695, and are frequently discounted if purchased as part of a multi-seminar package.

     o Strictly Covered Calls(TM) ("SCC") is a one day event about enhancing trading returns by using covered calls. SCC also explores techniques for trading using credit and debit spreads.

     o Full Credit Spreads(TM) ("FCS") is a one day event that teaches strategies for using stock spreads to increase wealth.

     o Stock Splits Secrets(TM) ("SSS") is a one day event that teaches strategies for capitalizing on stock splits.

     o Stock Market Safety Net(TM) ("SMSN") is a one day event that covers strategies for safely netting gains on trades in the market.

     o Trading on News(TM) ("TON") is a one day event that explores the effect of market information ("new") on the price of stock, and how make use of this market information.

The Company also offers additional educational courses on trading strategies in a series of individual one-day seminars. Individual events retail for $2,695, and are frequently discounted if purchased as part of a multi-seminar package.

     o InFlow Motion(TM) ("IFM")is a one day event highlighting Wade B. Cook's newly developed Paid to Trade(TM) Home Study Course (as described below). IFM teaches students about using covered calls and explores methods for using these covered calls to pay for long-term stock holdings.

     o 3/8 to Wealth(TM) (`3/8") is a two hour evening event that emphasizes the advantages of making 3/8 profits consistently on numerous small trades over trying to make large gains on only a few trades.

     o    Market  Aikido(TM) ("MA") is a one day event where attendees learn the
          basics  of  professional   market  psychology  and  how  to  use  this
          information in the market.

     o Anticipating the Market ("ATM") is a one day event designed to teach attendees how to prepare for market events through calendaring and taking advantage of the vast resources available on the Internet.

As an adjunct to its more theory-based events, the Company offers two events that provide students with an interactive style of learning. These events are called "Bootcamps" and allow students to implement strategies taught by the Company using practice trades. The Bootcamps retail for $6,495 and are as follows:

     o Trader's Forge is a two-day Bootcamp designed to analyze trading habits in class, and help identify and redirect methodologies that may be ineffective.

     o    Poolside   LEAPs(R)  is  a  two-day  bootcamp  where  attendees  learn strategies for trading with long term equity active securities, otherwise known at LEAPs.

The Company currently offers several events emphasizing the importance of asset protection. These events are as follow:

     o Wealth Institute is a three day event that teaches attendees about the asset protection attributes of various entities, including limited partnerships, living trusts, charitable remainder trusts, and Nevada corporations. Wealth Institute has a retail cost of $7,995.

     o Executive Retreat is a two day event introducing attendees to the importance of corporate formalities and that further explores the relationship between Nevada corporations and other entities in the context individual trading. Executive Retreat has a retail cost of $2,495.

The Company sometimes engages in promotions that permit students to attend seminars and other events without charge or at a reduced rate. The Company also packages all of the above seminars in multi-day seminar packages under the title "Wealth U" (formerly "Cook University"). The Wealth U package ranges from $2,345
- $16,345 depending on nature and content of the seminar package purchased and credits for previous purchases.

Seminar Leaders. As of February 26, 2001, there were approximately 35 independent contractors providing professional speaking services for SMIL. SMIL has an extensive speaker training program that provides speakers with techniques to enhance the value of services provided to the Company's students. Typically speaker candidates are drawn from the ranks of SMIL students. The most promising candidates tour with more experienced speakers to learn by observation and then, if successful, gradually take on responsibilities as "second speakers." In addition, experienced speaker trainers conduct two-day, monthly workshops to allow speakers to continue to hone their skills. In order to protect SMIL's intellectual property, contracts between SMIL and speakers generally contain non-compete clauses.

Products marketed by SMIL. SMIL's seminars and programs are supplemented by audio tapes, CDs, video cassettes, books, software, and other printed materials that are licensed to SMIL. These materials provide students with reinforcement of the concepts, strategies and philosophies that are taught in the Company's seminars.

The books promoted and marketed by SMIL include business best-selling books written by Wade Cook such as "The Wall Street Money Machine," "Stock Market Miracles," "Bear Market Baloney," "Business Buy the Bible," "Safety First Investing," and Mr. Cook's newly published Wall Street Money Machine, volumes I-IV. SMIL also distributes a wide range of books and publications written by Mr. Cook on a variety of other business topics. In addition to Mr. Cook's books, the Company promotes and markets books from other authors such as "Stock Split Secrets" by Darlene and Miles Nelson, "Sleeping Like Baby" by John Huddelston, "Rolling Stocks" by Greg Witt, "On Track Investing" by Dave Hebert, "The Secret Millionaire" by J.J. Childers, the "Beginning Investors Bible" by Doug Sutton, and "Making a Living in the Stock Market" by Bob Eldridge. These books are primarily distributed through sales at the seminars, product catalogues, and third party bookstores. The retail price for these books range between $14 and $30.

The products promoted and sold by SMIL include the multi-media audio seminars "Financial Fortress Home Study Course", "1-2-3 Package", "Big Time Stock Market Profits", and "Zero to Zillions(TM)." The retail price of Financial Fortress Home Study Course" is $1,695. The retail prices of these other Company products range between $123 and $1,695. Mr. Cook is the primary speaker in each of tapes and CDs. From time to time, SMIL distributes free "update tapes" as a tool to support its students' continuing education, to market new SMIL products, and to maintain a strong connection with the SMIL customer base.

The videotapes promoted and sold by SMIL include the multi-tape video versions of SMIL's Wall Street Workshop(TM), The Next Step(TM), Red Light/Green Light(TM), Fortify Your Income(TM), Paid to Trade(TM), the Telechart 2000(R) Training Videos, and Spread `n Butter(TM), as well as single-tape videos on a variety of investment topics. The retail prices for these videotapes range between $249 and $3,495.

The Company offers subscriptions for a newsletter called EXPLANATIONS(TM) which is published monthly under the name of American Newsletter, Inc., a wholly owned subsidiary of the Company. EXPLANATIONS features topics related to trading, book reviews, and general commentary. A one year subscription to EXPLANATIONS retails for $149.

Wealth Information Network ("WIN") is a Company service that provides additional
information  about  the  strategies   taught  in  the  Company's   seminars  and
publications. A one year subscription to WIN retails for $3,600.

The Company also has begun promoting trading software developed by Dave Hebert called Extreme Trading Analysis(TM), or otherwise known as Simutrade(TM). This software has a number of features that allows users to make practice trades, track their current trades, and conduct research. This software retails for $1,995.

Sales and Marketing. SMIL creates interest and demand for its programs, products and services through a mix of radio and television advertising, direct mail, trade shows, Internet marketing, flyers. SMIL's sales force includes approximately 60 representatives who respond to customer inquiries via phone, e-mail, Internet web-site, and facsimile. Furthermore, the sales force is trained to follow-up with existing clients and to promote new products and services, providing service 24 hours a day Monday through Saturday. SMIL sales representatives generally receive between 1,000 and 4,000 calls a day.

     o Radio advertising is one of SMIL's primary means of promoting its seminars. The Company targets its radio advertising to the 30 most populous cities where it holds seminars. Radio advertising is often used in coordination with direct mail marketing efforts in order to maximize sales efforts and create greater name recognition within the target population.

     o The Company uses television advertising in the markets where it holds seminars. While the Company has had success in advertising on some family channels; it has primarily concentrated television advertising on popular financial information/news channels.*

     o Direct mail marketing is used by SMIL to market the full complement of its products, programs and services to its customer list of over 1,300,000 individuals. These marketing campaigns are developed by SMIL's centralized Marketing Department. SMIL continues to direct mail market to its existing customer base spread throughout the United States.

     o Trade shows have recently been used by Company to market services. Typically, Company participates in trade shows held at convention centers, fairgrounds, and sports arenas where it rents space from the trade show sponsors.

     o Internet marketing was important aspect of SMIL's marketing program in 2000 with a focus on its Internet web site at http://wadecook.com. The site contains information about the SMIL's programs, products and services, some of which potential customers may purchase online. In addition, subscribers to the Company's Wealth Information Network may access WIN through the web site. In the future, the SMIL intends to expand the list of items available for purchase on its web site.*


Semper Financial Corporation

Semper Financial, Inc. ("SFI"). SFI is a wholly owned subsidiary of the Company that creates, designs, produces, and sponsors several seminars, clinics, and workshops focused on educating customers on various financial techniques and strategies. SFI's flagship course is the Semper Financial Investors' Regional Convension which offers attenedees a condensed cross-section of SMIL's seminar speakers and topics, allowing prospective students to experience a variety of SMIL's products and seminars in a short time. The retail price for attending the Regional Investors' Convention is $999. In 2000, SFI held 9 of these events throughout the United States, and expects to host 9 new events in 2001. In 2001, SFI anticipates launching a new set of seminars called "Prime Seminars".* Prime Seminars is a course designed as a primer for beginners in the stock market. Prime Seminars principally introduces attendees to the trading strategies taught in the WSWS, with particular application to concepts taught in the Company's Red Light Green Light course materials. Prime Seminars is currently operated as a division of SFI; however, the Company is considering plans to make Prime Seminars a separate corporate entity.

Publishing Businesses

The WCFC publishing  subsidiaries focus their activities in the following areas:
business,  finance,  self-improvement,   religious  and  spiritual  and  general
interest non-fiction.

Lighthouse Publishing Group, Inc.

Lighthouse is engaged in the business of producing, marketing and publishing books, and to a limited extent, audio and video tapes. Publications by Lighthouse generally concern topics such as business, finance, real estate and self improvement. Many of the current books published by Lighthouse are authored by Mr. Cook and have appeared on various business best seller lists. Lighthouse carries additional authors including John J. Childers, Jr., Dave Hebert, John Huddleston, Bob Eldridge, Greg Witt, Miles and Darlene Nelson, Doug Sutton, and Renee Knapp. During 2001, Lighthouse will seek to retain more authors and to expand into new categories of interest, to convert existing Lighthouse titles to electronically accessible versions.

Worldwide Publishers, Inc.

Worldwide is engaged in the publishing business under the identifying publishing insignias Aspen Books and Buckeroo Books. Aspen Books publishes religious books or books with spiritual emphasis targeted primarily to members of regional religious communities. Buckeroo Books publishes primarily childrens' books.

Origin Book Sales, Inc.

Origin is a book distribution company that sells books on consignment and book, audio cassettes, art, and software in the retail market. Origin primarily distributes products for Worldwide and Lighthouse and is the exclusive distributor of Worldwide products and Lighthouse titles.

Gold Leaf Press, Inc.

Gold Leaf publishes non-fiction books in the inspirational, self-help and parenting categories, as well as some fiction.

Information Services

Wealth Information Network ("WIN")

The Company operates WIN, a subscription based online service which can be accessed via the internet 24 hours a day. WIN provides detailed information illustrating trading techniques taught by the Company, its subsidiaries, independent speaking consultants, and by Mr. Cook personally as discussed in "Wall Street Money Machine" and "Stock Market Miracles." WIN also provides commentary on trading strategies, and updates on the Company's programs and products, including a schedule of events and seminars provided by SMIL.

Information Quest, Inc.

IQ operates a subscription based paging service that uses standard pagers to distribute up-to-the minute stock quotes and other financial information to customers. The paging services are marketed solely to students of SMIL as an additional educational tool for their investing activities. Pager equipment is owned by IQ and leased to customers. In the year 2001, IQ will seek to improve existing pager services by capitalizing on new interactive technology that will provide customers with greater personal options.*

Retail Locations

Wade Cook Financial Education Centers, Inc. ("WCFEC")

In 1999, the Company, through WCFEC, operated educational centers that housed the WINvest Centers (online resource centers used by SMIL students), and sales facilities for the sale of SMIL products. The end of the year 2000, WCFEC ceased financial activity, and all assets and operations were consolidated into SMILe.

Hotels and Commercial Real Estate

Hotels:
------

The following table lists the hotel properties held in WCFC entities as of December 31, 2000:

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


In addition to the ownership of the hotel properties, WCFC entities also hold, for investment purposes, the following parcels of real estate:

Commercial Real Estate:
----------------------

Also WCFC, through several of its limited partnerships, holds the following parcels of real property for the development of residential housing:

o Sherlock Homes Builders LP owns four undeveloped residential lots Auburn and Falls City, Washington.

o             Seattle-Tacoma   Executive   Properties  LP  ("STEP")  owns  three
              undeveloped residential lots in Duvall, Washington.


Currently, Sherlock Homes Builders LP is engaged in developing two of the lots described above.

Support Services

Ideal Travel Concepts, Inc.

Ideal provides travel related services including domestic and international airline reservations, car rental reservations, tour packages, and cruises. Although the Company is Ideal's primary client, Ideal holds contracts with over 18,000 independent travel agents which have access to Ideal's travel related services. Ideal utilizes Planet Sabre, an internet enabled graphical shopper, in order to allow these independent travel agents to book reservations online. In addition to travel services, Ideal markets and sells travel agent training packages for individuals wishing to become independent travel agents. Agent training packages, including membership fees, retail for $495.00. Ideal is currently working to benefit from the growth in the volume of business travel booked on-line.

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

Competition

The financial educational seminar industry is highly competitive. The market in which the Company operates is fragmented and decentralized with low barriers to entry. The Company's competitors include other companies and individuals who promote and conduct seminars and provide products on topics relating to investments, financial planning and personal wealth management. Some of the Company's competitors in the financial educational seminar market include Robbins Research International, Online Investor Advantage, Cashflowheaven.com and various former speakers of the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

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

The Company has an Open Ended Product Agreement with Wade B. Cook which expires June 30, 2002. Pursuant to the original terms of the agreement, the Company had a non-exclusive license with Mr. Cook to produce, market and sell licensed products and intellectual property in exchange for payment of a royalty to Mr. Cook equal to ten percent (10%) of gross sales of the licensed products. On May 7, 1999, and effective January 1, 1999, the Company and Wade B. Cook amended of the Open Ended Product Agreement. The Amendment modifies the royalties payable to Mr. Cook under the agreement from ten percent (10%) of the gross sales on all licensed products to a yearly royalty of $5,000,000 or 5% of gross sales, whichever is greater. Furthermore, under the terms of the Amendment, Mr. Cook may take draws in anticipation of future royalties up to a maximum of $1,250,000 per quarter. Effective March 15, 2000, the Company further amended Mr. Cook's Open Ended Product Agreement. Under the new arrangement, Mr. Cook is eligible to receive $5,000,000 or 3.5% of gross sales, whichever is less.

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

Employees

As of January 18, 2000, the Company had 316 employees. As of March 31, 2001, the company had 210 employees, 170 full-time employees and 40 part-time employees. The majority of this reduction in work force was the result of an earthquake that struck western Washington on February 28, 2001, damaging the Company's headquarters and limiting operations. The Company does not currently intend to expand the work force to previous levels. None of the Company's employees are represented by a labor union, and the Company believes its employee relations to be good.

Risk Factors

Corporate Control By Wade B. Cook

Wade B. Cook is the founder, majority stockholder, Chairman of the Board, Chief Executive Officer and President of the Company. Laura Cook, Mr. Cook's wife, is the Secretary of the Company, a consultant to the Company's executive management, and is also a member of the Board of Directors. Several of Mr. Cook's relatives work at the Company. Mr. Cook maintains control over most aspects of the Company including, but not limited to, setting corporate policy, determining strategic direction, determining the acquisition or sale of assets by the Company, setting the material terms of acquisitions and determining the material provisions of many of the Company contracts. Mr. Cook provides input on every product and seminar sponsored by the Company. Mr. Cook also directs most marketing efforts of the Company and has a substantial influence on the management of the Company. Mr. Cook will continue to have a significant influence over the policies and procedures of the Company and will be in a position to determine the outcome of corporate actions requiring stockholder approval, including the election of Directors, the adoption of amendments to the Company's corporate documents, the approval of mergers and the sale of the Company assets.

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

Working Capital Deficiency, Liquidity Constraints

At December 31, 2000, the Company had current assets of $8 million and current liabilities of $9.4 million, resulting in a working capital deficit of $1.4 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company's principal source of cash has been from its education seminars and its sale of books, tapes and other materials focused on business strategies, financial planning and personal wealth management. The amount of income consumed by operations decreased from ($7.3) million in 1999 to $(4.0) million in 2000. This improvement is attributable primarily lower sales in the Company's operating segments, and to some extent the efforts of management to reduce spending; however, overall improvements were partially offset by increases in expenses by the Company's Product Sales segment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

The Company's practice of using available cash to fund its subsidiaries, recent earthquake and flooding damage, implementation of a consumer redress program, its working capital deficit and the fact that the Company's seminar business has not generated cash as in the past have resulted in constraints on liquidity, and to some degree have had an effect on the Company's ability to pay certain obligations as they have come due.

The Company has cash requirements for fiscal 2001 of approximately $600,000. Cash flow from operations was not sufficient to satisfy all of the Company's cash requirements in the fourth quarter of 2000. Steps were taken at the end of 1999 to cut over-all costs, and thereby reduce the Company's cash-flow constraints. Over-all Costs decreased by $12.6 million from $40.5 million at December 31, 2000 to $27.9 million at December 31, 1999. These steps included reducing overhead and changing the Company's business plan in the Seminars segment. While the Company believes that these steps have helped reduce costs, much of the decrease in costs during 2000 was attributable to lower sales. The Company intends to continue taking steps to reduce cost into the year 2000. Cash used for operations increased by $900,000 from $(2.7) million as of December 31, 1999 to $(3.6) million at December 31, 2000. If the Company is required to generate cash from its non-marketable investments to satisfy its current obligations, it may not be able to liquidate these investments in a timely manner or in a manner that allows it to receive the full value of the investments. Failure to generate adequate cash resources could require the Company to cut back operations, delay expansion or development projects, or cause the Company to be unable to meet its obligations when due.

Legal Proceedings and Governmental Investigations

The Company is a party to a small number of legal proceedings. See Item 3. Legal Proceedings. Although the Company, based uppon the information aviable to date (including information supplied by counsel) and particualrly in light of the Company's past history of settling previous legal disputes out of court, does not presently expect material liability in these matters or any others, the outcome of such matters is difficult to predict and subject to uncertainty, and the legal fees and other costs involved could be material. Any negative finding as a result of this investigation could have a materially adverse effect on the Company's financial condition and results of operations.

Effect of Securities Market Conditions on the Company's Business

The Company believes that the level of public interest in investing, particularly in the securities and option markets as well as electronic trading has significantly influenced the market for its products and services. The securities markets have experienced substantial volatility in recent periods. A sharp drop or sustained or gradual decline in securities prices or other developments in the securities markets typically could cause individual investors to be less inclined to invest in the securities markets, which would be likely to result in reduced interest in the Company's seminars and related products and services. Declines in the securities markets also adversely affects the value of the Company's investment portfolio.

Management of Growth and Integration of Acquisitions

In 1999, the Company's business declined in terms of revenue, number of employees and scope of activities in which it engages. During the year 2000, the Company showed similar declines in revenue, number of employees, and scope of business activities. During 1997, the Company acquired all interests and rights in Worldwide, Origin, Gold Leaf and Ideal, and during 1998, the Company acquired all rights and interests in IQ (distribution of paging devices that distributed stock market data). The Company currently has minority interests in three hotels. Some of the acquired businesses and investments have not performed as well as expected by the Company. In the past, such growth has placed significant strains on the Company's management, accounting, financial and other resources and systems, and on its cash resources and working capital. Failure to manage successfully the growth in size and scope of the Company's business and to successfully integrate and manage the Company's recently acquired businesses could have a material adverse effect on the Company's results of operations and financial condition.

State and federal government relations.

As discussed throughout this report, the Company is a party to a number voluntary Consent Decrees (the "Agreements") with the Federal Trade Commission and the consumer affairs divisions of 14 states. The Agreements relate to the
Company's future advertising practices and the implementation of a consumer redress program. While the Company fully intends to comply with these Agreements, failure to comply with the terms of these Agreements could result in legal action by the respective state and federal authorities. Legal remedies could include injunctions against violating respective consumer laws, recission of prior customer contracts, customer refunds, contempt, and/or disgorgement.

Earthquake and Flooding Damage.

On February 28, 2001, an earthquake (the "Earthquake") struck Western Washington. (For a more complete description, please see the Liquidity section of Management's Discussion and Analysis contained in this report). In concert with the earthquake, Wade Cook Financial Corporation's ("WCFC") corporate headquarters (the "Headquarters"), located in Seattle, Washington, experienced severe localized flooding (the "Flooding"). Although no official estimates of damage have been made, local city officials have estimated that damage to the Headquarters could run into the millions of dollars, not including damage to personal property, equipment, or fixtures. At this time, the Company is unable to accurately estimate the extent of property damage, lost profits, and associated expenses incurred on account of the Earthquake and the Flooding, but believes it could be material. In addition to clean-up, expense reduction measures, and restoration efforts, the Company has contacted its insurance carrier and has tendered claims for Earthquake and Flooding damage. Failure to properly resolve issues arising out of recent flooding and earthquake damages or inadequate insurance coverage could have a material adverse effect on operations and the Company's financial condition.

Item 2.  Properties

The Company owns and occupies a 63,000 square foot building in Seattle, Washington which houses its corporate headquarters. The building is subject to a $3,000,000 first mortgage, secured by the building and surrounding property. The first mortgage, taken out in December 1999, bears an 8.375% interest rate, and is amortized over a period of 15 years. The average monthly payments on the first mortgage equal $29,332.

In addition, subsidiaries of the Company occupy the following commercial properties:

     o SMIL sublets 30,000 square feet in Tukwila, Washington for its shipping and warehouse operations. The lease expires August 31, 2005.

     o Origin leases 15,283 square feet of office and warehouse space located in Salt Lake City, Utah. The lease expires on October 1, 2003.

     o Ideal leases a total of 15,800 square feet of office space located in Memphis, Tennessee. The lease options to renew is set to expire on February 22, 2002.

     o SMIL owns 40,000 square feet of raw undeveloped land comprised if two individual parcels of land the first located in Tukwila, WA and the second Sparks, Nevada.

In addition to the foregoing, the Company, through various subsidiaries and other entities, also holds minority interests in certain other hotel properties and raw and undeveloped land. See "Business - Hotels and Commercial Real Estate."

Sale of Company Property

In July of 2000, the Company disposed of raw land located in Timp View Quail Valley Drive, Provo, Utah. The sale price of the property was $145,000. The Company received this amount in cash or cash equivalent.

In November of 2000, the Company sold its ownership interests in a building and attached property located in Santa Ana, California. The total purchase price paid for the property was approximately $875,000. The Company received approximately $300,000 of this purchase price in the form of cash or cash equivalent, and approximately $500,000 in the form of debt assumption by the buyer. The remainder of the purchase price represents closing costs.

In March of 2001, the Company sold its ownership interests in a building and attached property located in Tacoma, Washington for at total purchase price, including closing costs, of approximately $750,000. The Company received payment in the form of cash or cash equivalent.


Item 3.  Legal Proceedings

During the year ended December 31, 2000, the Company resolved 12 of its previously reported legal proceedings. The following is a description of previously unreported material threatened or pending legal proceedings and updated information regarding previously reported material threatened or pending legal proceedings to which the Company or any of its subsidiaries is a party or which any of their properties is subject as to which there were material developments during the period since the last report:

Resolved Wade B. Cook v. Anthony Robbins, Robbins Research International, Inc. and Charles Mellon. On June 18, 1997, the Company filed a copyright infringement suit on behalf of Mr. Cook in the United States District Court, Western District of Washington against Anthony Robbins and motivational speaker and a related business entity Robbins' Research International, Inc. (the "Defendants") On October 1, 1998, a jury found for Mr. Cook and the Defendants were ordered to pay an award of $655,900. On December 16, 1998, the presiding District court vacated the damages award. The Company appealed the vacation of damages. In the fourth quarter of 2000, the Ninth Circuit set aside the District courts vacation of damages, and ordered the Defendant to pay initial jury award of $655,900. This case has not been further appealed.

Settled Wade Cook Seminars, Inc. v Anthony Robbins, Option Management, Inc., Charles Mellon and Robbins Research International, Inc. On October 4, 1996, the Company and Mr. Cook filed a complaint in Superior Court of King County in the State of Washington against the above named defendants. The Company and Mr. Cook alleged damages and injunctive relief for unfair competition, misappropriation of trade secrets, breach of non-compete agreements, and inducement to breach non-compete agreements. On November 26, 1997, the Court dismissed the claims for unfair competition and misappropriation of trade secrets. The Company appealed the superior court's dismissal, and on April 12, 1999, the Washington State court of appeals reversed the trial court and remanded the case for further proceedings. In December 2000, the Company entered into a confidential settlement agreement with the defendants ending the case.

Stock Market Institute of Learning, Inc. v. Preston Christiansen, Panorama Capital, Inc., and Bull by the Horns. On January 20, 2000, the Company filed in United States District Court for the Western District of Washington against the defendants named above. The Company filed on the grounds that the defendants breached non-compete and confidentiality agreements with the Company, breached fiduciary duties owed to the Company, tortiously interfered with the business relations, violated the Uniform Trade Secrets Act ("UTSA"), and committed copyright infringement with respect to the Company's proprietary materials. The Company seeks a minimum of $150,000 in damages, an injunction against competition, attorney fees, and double damages for violations under the UTSA. In March 2000, the Company entered into binding arbitration with the defendants. Currently, all parties are awaiting the arbitrator's decision.

Michael Glover and MMD Investments Limited Partnership v. Wade Bruce Cook, Wade Cook Seminars, Inc., Wade Cook Financial Corporation, et. al. On September 14, 1999, Michael Glover and MMD Investments (the "Plaintiffs") filed suit in the 11th Judicial District Court of San Juan New Mexico against the Company. The complaint alleges that Wade Cook and the Company violated the New Mexico Unfair Practices Act section 57-12-1 et seq. through the commission of fraud; civil conspiracy, civil aiding and abetting, and negligent misrepresentation. The plaintiffs allege that they have suffered actual damages of $204,000, and in addition to demanding such actual damages are seeking treble damges, attorney fees, and exemplary damages. The case is currently in the discovery stage litigation. No trial date has been set. The Company believes that is has not engaged in any unlawful practices and intends to defend itself vigorously in this matter. The Company has not yet determined the impact on its financial statements, and has not made provision for losses, if any.

Tom Cloward: In re Information Quest, Inc. The Company has been advised by Tom Cloward, former Chief Information Officer of the Company and a former director of Information Quest, Inc., that Mr. Cloward is seeking royalty payments equal to 2.5% of the gross revenues derived from the Sale of IQ Pagers. Information Quest, Inc. is a wholly owned subsidiary of the Company that markets and sells the IQ Pager (a pager and related services) that provides the user with stock market information. Mr. Cloward claims royalties based on the terms of a purported agreement between Mr. Cloward and the Company. On April 15, 1999, Mr. Cloward's legal counsel sent a letter threatening suit in the event settlement in the above matter could not be reached. Binding arbitration has been scheduled for the June 15-16, 2001. The Company has not yet made an estimate of its potential exposure or determined the impact on its financial statement, and has not made provisions for losses, if any.

Kevin Carroll v. Wade Cook Seminars, Inc., Wade B. Cook, Entity Planners, Inc. ("EPI"), and Norman Ovitt. On June 17, 1999, Kevin Carroll filed a civil lawsuit against the Company and Wade Cook (the "defendants") in the District Court of the 126th Judicial District for Travis County, Texas. Mr. Carroll alleges that he lost money after relying on information given by the defendants and using their products. Mr. Carroll has requested relief for his actual damages, attorney fees, pre and post-judgement interest, and related costs. Mr. Carroll also alleges that the defendants knowingly engaged in deceptive acts and practices, and requests additional damages as provided for under section
17.50(b)(1) of the Texas Business and Commerce Code. Mr. Carroll seeks approximately $200,000 to $600,000 in actual damages. Currently, the case is in the discovery stage of litigation. The trial date is set for June 17, 2001. The Company has not yet made an estimate of its potential expose or determined the impact on its financial statements and has not made provision for losses, if any.

Stock Market Institute of Learning, Inc. v. Commissioner of Internal Revenue Service. On January 13, 2000, SMIL filed a petition of appeal with the United States Tax Court with respect to a "Notice of Deficiency" issued on October 21, 1999. The Company's petition challenged the Commissioner's disallowance of various business deductions taken in the 1996 and 1997 fiscal years. This assessment by the Internal Revenue Service was resolved and subsequently dropped.

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


                              OTC Bulletin Board

2000                                             High           Low
   First Quarter............................         0.61           0.19
   Second Quarter...........................         0.31           0.19
   Third Quarter............................         0.23           0.18
   Fourth Quarter...........................        0.175          0.125

1999
   First Quarter............................         0.82           0.31
   Second Quarter...........................         0.51           0.32
   Third Quarter............................         0.50           0.20
   Fourth Quarter...........................         0.29           0.18
--------------------------

As of February 20, 2001, the Company had approximately 9,457 shareholders of record (including nominees and brokers holding street accounts). As of April 11, 2001, the last sale price for the Company's Common Stock on the OTC Bulletin Board was $0.12 per share.

The Company has never paid cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company intends to continue to retain any earnings to expand and develop its business.

Recent Sales of Unregistered Securities

None

Item 6.  Selected Financial Data.

The following selected consolidated financial data of the Company is qualified in its entirety by reference to and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 1998 through December 31, 2000 and the consolidated balance sheet data at December 31, 1998 through December 31, 2000 are derived from and are qualified by reference to the Company's audited consolidated financial statements which were audited by Miller and Company LLP during fiscal 1998 and 1999, and Vasquez and Company, LLP during fiscal 2000. The consolidated financial data from prior years is unaudited.

                                              2000          1999           1998           1997           1996
                                          ------------- -------------- -------------- -------------  -------------
                                                           (in thousands, except per share data)
Statement of Operations Data:
  Net sales                                $  59,135     $    84,128    $   118,207    $    93,343    $    37,008
  Cost of sales                            $  27,923     $    40,517    $    56,763    $    39,492    $    14,460
                                          ------------  -------------- -------------- -------------  -------------
  Gross profit                             $  31,212     $    43,611    $    61,444    $    53,851    $    22,548
  Operating expenses                       $  35,204     $    50,869    $    57,890    $    39,309    $    18,178
                                          ------------  -------------- -------------- -------------  -------------
  Income (loss) from operations            $  (3,992)    $    (7,258)   $     3,554    $    14,542    $     4,370
  Other income (expenses)                  $  (1,069)    $       602    $     1,656    $      (706)   $       (74)
                                          ------------  -------------- -------------- -------------  -------------
  Income (loss) from continuing
     operations                            $  (5,061)    $    (6,656)   $     5,210    $    13,836    $     4,296
                                          ------------  -------------- -------------- -------------  -------------

  Income (loss) from Continuing
  Operations Data (1,2)
  Income (loss) before income taxes,
   minority interest, and acquired
   operations as reported                  $  (5,061)    $    (6,656)   $     5,210    $    13,836    $     4,296
  Provision (benefit) for income taxes     $  (1,973)    $    (2,853)   $     2,346    $     5,579    $     1,452

  Minority interest in loss of             $      (6)    $        55    $       127    $        21    $         -
                                          ------------  -------------- -------------- -------------  -------------
  Net income (loss)                        $  (3,094)    $    (3,748)   $     2,991    $     8,278    $     2,844
                                          ============  ============== ============== =============  =============


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

Overview

WCFC is a holding company that, through its wholly owned subsidiaries SMIL, Lighthouse Publishing Group, Inc., Origin Book Sellers, Inc and Semper Financial Inc., conducts educational business seminars, produces and sells video and audio tapes, and distributes books and other written materials focusing on trading strategies and personal wealth creation. The Company's core business is financial education, through its seminar and publishing concerns. These core businesses are complemented by bookstores that focus on financial education, a pager service that provides stock quotes and other financial information, a subscription-based web site that provides stock market information and that illustrates the strategies taught in the Company's seminars and publications and a travel-related service provider.

During 1997, the Company acquired Ideal, which provides travel agent services to the Company and markets services to travel agents. Also during 1997, the Company expanded its publishing activities by acquiring two small publishing businesses and one book distribution business, respectively Worldwide, Gold Leaf Press, and Origin.

In January 1998, the Company acquired interests of employees of the Company in businesses created to market materials and services associated with the Company's financial education business - IQ, Get Ahead and Quantum. At the end of 1999, Get Ahead operations were consolidated into SMIL.

In 1998, the Company disposed of the business Entity Planners, Inc. ("EPI"), an entity formation business. Berry, Childers, and Associates was the purchaser. In connection with the sale of EPI, the Company granted a five year license to the purchasers of EPI to use certain intellectual property. After the sale of EPI to Berry, Childers, and Associates, the business of EPI was subsequently transferred to the Anderson Law Group, P. C. ("ALG"). In June of 1999, the five year licensing agreement with EPI was mutually terminated by the parties and the Company entered into a temporary licensing arrangement with ALG. Under the temporary licensing arrangement, the Company receives payments in the form of marketing fees equal to 35% of ALG's gross proceeds from its BEST seminar services. During the year 2000, the Company received a total of approximately$1.6 million though its arrangement with the ALG. This agreement is terminable at will by either the Company or ALG.

In addition to pursuing its core businesses, the Company has made a variety of investments in real estate, hotels, oil and gas projects and other venture capital limited partnerships and private companies and in marketable securities. In 1997, the Company formed Bountiful Investment Group ("BIG") to manage its real estate and hotel investments, and embarked on a strategy of acquiring larger stakes in hotel projects. See Part I, Item 1, "Business - Hotels and Commercial Real Estate." During 1998, the Company acquired Best Western McCarran House in Sparks, Nevada and the Four Points by Sheraton Inn in St. George, Utah and increased its 25% interest in the Airport Ramada Suites in Salt Lake City, Utah to a 100% interest. The financial results of each of these properties is consolidated in the Company's financial statements from the date the majority ownership was acquired. In May 1999, the Company sold its majority interest in the Fairfield Inn in Provo Utah for $800,000. The Company received $600,000 of the purchase price in the form of cash, debt assumption, and the payment of management fees. The remainder of the purchase price was paid in the form of a parcel of undeveloped land appraised at $200,000 which is located in Timp View Quail Valley Drive, Provo, Utah. During December 1999, the Company sold its majority hotel interests in the Best Western McCarren House, the Four Points by Sheraton, St. George, and the Airport Ramada Suites. The Company sold the three hotels for a total sales price of $12,700,00, $9,890,000 of which represented debt assumption by the buyer of the hotels. Due to the sale of these hotels, the Company ended its active involvement in the hospitality industry and as a result no longer maintains separate Hotel Segment Accounting. The Company accounts for its remaining passive minatory hotel interests under Other Investments which also includes certain real estate investments and non-marketable securities.

In 2000, the Company experienced continuing declining revenues, substantial general and administrative expenses, and the continuing obligation to fund investments, recently acquired subsidiaries, and other projects outside its traditional business. These factors have reduced profits in recent periods. During 2000, the Company experienced a continuing decrease in revenues due to lower than anticipated sales in its seminar and product segments, the continued substantial losses in the Company's brokerage accounts. The Company cannot predict what effect that world economic conditions or stock market volatility will have on the interest of investors in the seminars and other products and services of SMIL or its other subsidiaries, or on their revenue or profits. There can be no assurance that the Company will be profitable in the future.

The following tables set forth the net sales, cost of sales and operating income of the continuing operations of each of the business segments for the years ended December 31, 2000, 1999, and 1998:

  (in thousands)                     2000              1999             1998
                                  ----------        ----------       ----------
  Net Revenue
  -----------
  Seminars                         $47,827           $59,242          $ 78,191
  Product Sales                      7,806            12,955            24,355
  Hotels                                 -             3,778             3,336
  Pager Service                      1,435             5,395             8,427
  Travel Service                     1,883             5,730             5,874
  Other                              2,393             5,360             8,576
  Less: inter-company sales         (2,209)           (8,332)          (10,552)
                                  ----------        ----------       ----------
  Totals                           $59,135           $84,128          $118,207


  Costs of Revenue
  ----------------
  Seminars                        $21,422            $28,544          $ 35,842
  Product Sales                     4,545              6,708            16,011
  Hotels                                -              4,141             4,265
  Pager Service                       329                578               525
  Travel Service                       12                 49                 8
  Other                             1,615                497                112
                                  ----------        ----------       ----------
  Totals                          $27,923            $40,517          $ 56,763

  Operating (loss) Income
  -----------------------
  Seminars                        $(2,153)           $(4,479)         $    483
  Product Sales                    (1,773)            (1,442)              813
  Hotels                                -               (363)             (432)
  Pager Service                       745                847             2,494
  Travel Service                     (506)              (716)              509
  Other                              (198)                43               419
  Less: inter-company profit         (107)            (1,148)             (731)
                                  ----------        ----------       ----------
  Totals                          $(3,992)           $(7,258)         $  3,554


Results of Operations

Year ended December 31, 2000 compared with year ended December 31, 1999

Revenue. Revenue decreased by $25 million from $84.1 million in 1999 to $59.1 million in 2000. The decrease in over-all revenue is attributable to declines in revenue generated by the Company's Seminar, Product Sales, Pager Service, Travel Service, and Other segments, and the discontinuance of the Company's Hotel segment which represented $3.8 million in revenues during 1999. The Company is evaluating whether its business may be seasonal with demand for the Company's products and services slowing during the summer months, as well as at the year end. Additionally, the Company believes that recent turbulence and downtrend in the equities markets, the effects of inflationary fears, and the third quarter slow down in the growth of the U. S. economy may have had a negative impact on the Company's sales during the year ended December 31, 2000, particularly in the Company's Seminars and Product Sales segments.

Revenue from seminars decreased by $11.4 million from $59.2 million in 1999 to $47.8 million in 2000. The decrease in seminar revenue was due to a number of factors including over-all declines in attendance, a change in business plan resulting in the Company holding fewer seminars than held in 1999, negative press coverage, and to some extent saturation of the Company's services in certain markets. The Company's change of business plan resulted in the Company holding only approximately 1,100 seminars in 2000 as compared to 2,700 such seminars held in 1999 (see Item 1. Business, Financial Education Seminar Businesses). By holding fewer seminars and servicing fewer locations, the Company experienced lower over-all seminar attendance as compared to 1999. Lower over-all seminar attendance resulted in a decline in the generation of overall revenues. Furthermore, because the Company's seminars serve as a significant marketing tool for the Company's Product Sales, Travel and Pager Segments, these segments experienced similar declines. Seminars that the Company now holds are targeted at only those urban centers with large populations. It is anticipated that by holding fewer seminars in cities with larger populations, the Company will be able to cut the overall costs of its seminars and the related advertising, and hence improve profitability.* However, no assurances can be made that the Company's efforts will be successful or increase profitability. The Company has experienced a continuing level of negative press coverage relating to investigations and litigation surrounding its business practices (For a more complete description of these legal actions see the Legal Proceedings section of the Company's previously filed annual and periodic reports). While the Company defends its business practices, it believes that the media's one-sided coverage of these legal actions has negatively impacted its public image which in turn has lead to lower demand for the Company's services and products.

Revenues from Product sales decreased by $5.2 million from $13 million in 1999 to $7.8 million in 2000 due primarily to reduced demand for existing titles and products promoted by the Company's subsidiaries, negative press coverage, and change of business plan in the Seminar segment where the Company's products are marketed and sold. The Company discontinued the operation of its Hotel segment as of December 31, 1999 and as a result did not realize revenue in that Segment during the third quarter of 2000.

Revenues from the Pager segment decreased by $4 million from $5.4 million in 1999 to $1.4 million in 2000. The decrease in revenue from pagers was the primary result of reduced demand for one-way paging technology, reduced renewal rates, and restructuring of the Seminar segment where the Pager products are marketed and sold. The Company also believes that recent advancements in two-paging technology and in the tele-communications industry have lead to intense competitive pressures within the Pager segment's market niche, and ultimately has resulted in decline in interest in the Pager's segments products and services.

Travel related services decreased by $3.8 from $5.7 million in 1999 to $1.9 million in 2000. The decrease in revenue from the travel segment was the principal result of reduced travel bookings by the Company and a decline in the sale of travel agent training kits. The reduced travel bookings is primarily the result of the Company change of business plan discussed above under Seminar revenues. Other revenues (consisting principally of real estate ventures and the Company's in-house advertising agency) decreased by $3 million from $5.4 million in 1999 to $2.4 in 2000. The decrease in Other revenues was due to a restructuring of the Other segment which resulted in the elimination of a number of retail locations.


Costs of Revenue. Costs of revenue decreased by $12.6 million from $40.5 million in 1999 to $27.9 million in 2000. This decrease in cost of revenue is primarily due to more efficient use of existing Company resources, management's continued implementation of cost controls, change of business plan in the Company's Seminar segment, the phasing out of some retail ventures and segments, the more efficient use of existing Company resources, and a lower volume of sales in the Company's operating segments. Management's efforts to reduce cost during 2000 were partially offset by increased costs in the Company's publishing subsidiaries.

Cost of conducting seminars, which consist largely of royalties, speaker fees, cost of meeting rooms and travel decreased by $7.1 from $28.5 million in 1999 to $21.4 million in 2000, due primarily to a reduction seminar sales, more efficient use of existing Company resources, and management's implementation of cost controls. Royalty expenses to Mr. Cook related to continuing operations were $3 million in 1999 as compared to $1.8 million in 2000. The decrease of $1.2 million is attributable to lower sales in the Seminar and Product Sales segments.

Cost of Product sales decreased by $2.2 from $6.7 million in 1999 to $4.5 million in 2000, primarily attributable to reduced product sales, more efficient use of existing Company resources, and management's implementation of cost controls. Cost of sales in the pager segment decreased by $300,000 from $600,000 in 1999 to $300,000 in 2000. The decrease in Pager costs is primarily attributable to a reduction in Pager sales, more efficient use of existing Company resources, and management's implementation of cost controls. The Company discontinued the operation of its Hotel segment as of December 31, 1999 and as a result did not experience any related costs in that Segment during the third quarter of 2000. Travel service costs decreased by $37,000 from $49,000 in 1999, to $12,000 in 2000, attributable to a reduction in the sale of travel agent training kits and travel bookings.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $15.6 million from $50.9 million in 1999 to $36.7 million in 2000, principally due to decreases in overall advertising expense, printing costs, professional expenses, office supply costs, accounting expenses, meal and entertainment expenses, penalties and interest expense, repair and maintenance expense, subcontractor and equipment costs and payroll and benefits expenses.

Operating (Loss) Income. Operating (loss) income improved by $3.3 million from $(7.3) million in 1999 to $(4.0) in 2000. The improvement in operating income is the principal result of a decrease in the amount of cash being consumed in the operation of the Seminar and Other segments, the contribution of Operating Income from the Pager Segment and settlement payments, combined with the elimination of the Hotel segment and the closing of certain retail locations at the end of 1999.

Operating (loss) income from seminars improved by $2.3 million from $(4.5) million in 1999 to $(2.2) million in 2000. The decrease in seminar operating income was primarily due to reductions in revenues, and in part to more efficient use of existing resources, management's continued implementation of cost controls, and budgeting.

Operating (loss) income in the Product sales segment increased by $400,000 from $(1.4) million in 1999 to $(1.8) million in 2000 due primarily increased costs involved with development of new product, and greater than anticipated cost in the Company's publishing subsidiaries. The Company discontinued the operation of its Hotel segment as of December 31, 1999 and therefore did not generate operating income in that Segment during 2000.

Operating (loss) income from the Pager segment decreased by $100,000 from $800,000 in 1999 to $700,000 in 2000. The decrease in operating income from pagers was the result of lower revenues in that segment combined with some development costs.

Operating (loss) income provided by Travel related services improved by $200,000 from $(700,000) in 1999 to $(500,000) in 2000. The improvement in revenue from the Travel segment was the principal result lower over-all sales, more efficient use of existing resources, management's continued implementation of cost control, and budgeting.

Operating (loss) income from the Other Segment decreased by $243,000 from $43,000 in 1999 to $(200,000) in 2000. The reason for this change in the Other segment income was primarily the result of residential development efforts during 2000.

Other Income and Expense. Other income and expense consists principally of royalty income, securities trading, settlements, interest income and expense and losses on private Company investments. In 1999, other income decreased by $1.7 million from $600,000 in 1999 compared to $(1.1) million in 2000. The principal reasons for the increase was realized and unrealized losses on the Company's marketable equity securities, and losses on the disposition of fixed assets and provision for customer education and consumer redress program. Increases in Other Income and Expense were partially offset by a realized and unrealized loss of $(2.03) million on trading of securities compared with a gain of $3.7 million in 1999. The Company attributes losses on trading securities to a continuing down trend in the equities market.

Income Taxes. The Company's financial statements reflect a provision for income taxes of $(2.9) million and $(1.9) million for the years ended 1999 and 2000, respectively, reflecting a loss for the Company during 2000. The Company's effective tax rates have historically differed from the federal statutory rate primarily because of certain deferred revenues, unrealized gains and losses on trading securities, accelerated depreciation and state taxes. As a result of the foregoing, net income from operations was a loss of ($3.7) million, or ($0.06) per share in 1999, compared with loss $(3.1) million, or $(0.5) per share in 2000.

Year ended December 31, 1999 compared with year ended December 31, 1998

Revenue. Revenue decreased by $34.1 million from $118.2 million in 1998 to $84.1 million in 1999. Revenue from seminars decreased by $19 million from $78.2 million in 1998 to $59.2 million in 1999. The decrease in seminar revenue was due to a number of factors including fewer seminar attendees in the fall and summer months, a restructuring of the Company's Seminars Department which had the effect of reducing the over-all number of seminars held in 1999, negative press coverage, and to some extent saturation of the Company's services in certain markets. The Company's change of business plan resulted in the Company holding only 2,700 seminars in 1999 as compared to 3,737 such seminars held in 1998 (see Item 1. Business, Financial Education Seminar Businesses). By holding fewer seminars and servicing fewer locations, the Company experienced lower over-all seminar attendance as compared to 1998. Lower over-all seminar attendance resulted in a decline in the generation of overall revenues.
Furthermore, because the Company's seminars serve as a significant marketing tool for the Company's Product Sales, Travel and Pager Segments, these segments experienced similar declines. The Seminars that the Company now holds are targeted at only those urban centers with large populations. It is anticipated that by holding fewer seminars in cities with larger populations, the Company will be able to cut the overall costs of its seminars and the related advertising, and hence improve profitability.* However, no assurances can be made that the Company's efforts will be successful or increase profitability. The Company has experienced a continuing level of negative press coverage relating to investigations and litigation surrounding its business practices (for a more complete description of these legal actions see the Legal Proceedings section of the Company's previously filed annual and periodic reports). While the Company defends its business practices, it believes that the media's one-sided coverage of these legal actions has negatively impacted its public image which in turn has led to lower demand for the Company's services and products.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $7 million from $57.9 million in 1998 to $50.9 million in 1999. The reduction in selling, general and administrative expenses is principally due to a reduction in costs associated with advertising expenses and bad debt write-off, lower costs for consulting and contract services, reduced subscription fees and insurance premiums; reduction in telephone expenses, and reduced employee overhead. The Company believes the reduction in selling, general and administrative expenses is attributable to both management's implementation of cost controls in the fourth quarter and an over-all decline in segment revenues.

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

Liquidity and Capital Resources

At December 31, 2000, the Company had current assets of $8.5 million and current liabilities of $9.8 million, resulting in a working capital deficit of $1.3 million. The working capital deficit at December 31, 1999 was $2.8 million. The principal reason for the reduced capital deficit is a reduction in current liabilities. Current liabilities decreased $3.2 million from $13 million in 1999 to $9.8 million in 2000. The decrease in liabilities is primarily attributable to repayment of accounts payable and other obligations, reductions in deferred revenue, and the conversion of approximately $1.8 million in current payables owed to entities controlled by Mr. Cook into long-term debt. The Company's current assets decreased by $1.7 from $10.2 million in 1999 to $8.5 million in 2000. The Company's current assets decreased due to reductions in cash on hand and inventory, and a reduction in the value of the Company's marketable equity securities. Current liabilities at December 31, 2000, include $2 million in deferred revenue, which results principally from payments received from persons who have signed up and paid in advance for future pager services, subscriptions to the WIN online service or to attend seminars not yet held.

At December 31, 2000, the Company had payables to related parties of $200,000, which represent principally royalties owed to Mr. Cook.

The market value of the Company's marketable securities decreased from $1.9 million at December 31, 1999 to $200,000 at December 31, 2000, due primarily to unrealized losses in the value of marketable securities held as of that date. Inventory decreased from $2.6 million at December 31, 1999 to $1.9 million at December 31, 2000 due principally as a result of the Company's consumption of existing products and promotional materials stored as inventory at the Company's distribution center. Company inventory includes tapes, cassettes, manuals and books published by the Company, various related marketing materials, supplies and other assorted items.

The Company's principal source of cash in the past has been from the operation of its investment seminars and sales of tapes, books and other materials focused on business strategies and financial and personal wealth management. The Company does not have an established bank line of credit. The results of cash flow from operating activities was $(3.6) million in 2000 compared with $(3.7) during 1999. The Company attributes this improvement to lower over-all revenues and management's initiatives to promote profitability.

Cash generated from financing activities, principally borrowing, was $9.9 million in 1999, compared with $(1.5) million 2000. The change in cash generated by financing activities principally reflects the conversion of approximately $1.8 million in payables owed to entities controlled by Mr. Cook into long-term debt, and the refinancing of several loans to employees. A portion of the cash generated by financing activities in 1999 resulted from the refinancing of the Company's headquarters in the principal amount of $3,000,000. The proceeds of the mortgage were used to pay down accrued federal income taxes of $2,932,315 owed to the Internal Revenue Service. The remainder of cash generated by financing activities is attributable to a refinancing of other then owned Company properties and the financing of properties in the Hotel segment.

In addition to cash received from its own operations, the Company is entitled to receive payments under a temporary licensing agreement with the Anderson Law Group (See Item 1. Business, "Sale of Entity Planners, Inc.") Under the temporary licensing arrangement, the Company receives payments in the form of marketing fees equal to 35% of ALG's gross proceeds. During the year 2000, the Company received a total of $1.6 million though its arrangement with the ALG. The Company continues to conduct business in association with ALG under the terms of the temporary licensing arrangement.

The Company's other investments (formerly captioned non-marketable investments) include the following:

                                                       Other Investment
             Description of Other Investment           (in thousands)
    ---------------------------------------------------------------------------
                                                         2000           1999

    Oil and gas properties                               $691            $691
    Hotel and motel investments                          $601            $601
    Investments in undeveloped land                    $2,123          $1,981
    Private Companies- various industries              $1,890            $940
                                                      ------------------------
    Total non-marketable investments                   $5,305          $4,213
                                                      ------------------------

The Company continues to use cash to fund its interests in other businesses. Use of cash for these purposes has significantly exceeded cash generated by operations. Net cash used to fund these continuing investments was $1.2 million in 2000, compared with $13 million in 1999. This decrease was primarily due to the Company's devotion of greater resources to its operating segments and the sale of a hotel in 1999. Property and equipment decreased from $12.1 million at December 31, 1999 to $9.4 million at December 31, 2000, reflecting principally the sale of a Company owned property and building in Santa Anna, sale of Company owned vehicles, and depreciation expense. Other investments increased from $4.2 million at December 31, 1999 to $5.3 million at December 31, 2000, due principally to purchase of non-marketable securities in Surfbuzz.com, Inc., and Ceristar, Inc., the purchase of several residential development lots in the state of Washington, as well construction progress with respect to those lots during 2000. On March 30, 2001, the Company sold a building in Tacoma, Washington for $750,000.

The Company has a number of cash commitments and requirements in future periods, including $600,000 in rental costs and current payables of $5.0 million, and $5.3 million in maturities of long-term debt at December 31, 2000. Long-term maturities principally consist of a mortgage held on the Company's corporate headquarters and a promissory note payable to Mr. Cook. See Item 2. Properties and Item 13. Certain Relationships and Related Transactions for a more complete description of these items.

The Company regularly evaluates other acquisition and investment opportunities, and additional cash resources may be devoted to pursuing such opportunities. In the first quarter of the year 2001, the Company, through its wholly owned subsidiary SMIL, entered into a Stock Purchase Agreement to purchase Sundog Technologies, Inc. ("Sundog") common stock. Under the Stock Purchase Agreement, the Company surrendered 250,000 shares held in Surfbuzz.com, Inc. common stock for 100,000 shares of Sundog, and paid $4,000 in additional transfer costs.

The Company's practice of using available cash to fund subsidiaries, its new non-marketable investments, its working capital deficit, recent earthquake damage, costs associated with the Company's consumer redress program, and the fact that the Company's seminar segment has not generated the same levels of cash as in the past have resulted in constraints on liquidity. The Company has not paid all accounts payable in a timely manner. If the Company is required to generate cash for working capital purposes from its properties and Other investments, it may not be able to liquidate these assets in a timely manner, or in a manner that allows the Company to realize the full value of the assets. Failure to generate adequate cash resources for working capital could require the Company to cut back operations, delay or cancel expansion and development projects, dispose of properties, businesses or investments on unfavorable terms or cause the Company to be unable to meet obligations.*

Management is aware of the significant reduction in the Company's revenues, continued working capital deficit, and the lack of profit from operations for the year ended 2000. Management recognizes that to the outside investor these factors raise questions about the Company's ability to continue as a going concern. In response to such questions, during 1999 management initiated a number of steps to reduce costs, improve profitability and improve the Company's overall financial condition. The steps have been continued into the year 2001, and are listed below. The Company believes that these efforts have had an over-all beneficial effect in the reduction in Company costs, and improvements to operating income. However, the Company does not and cannot guarantee that these steps will be successful in the future. Steps put into place during the fourth quarter of 1999 and continued into 2001 include:

     (1) Refocus the Company's efforts in its core business of conducting educational stock market seminars including:

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

          (B) Discontinuance of unprofitable ventures. In the fourth quarter of 1999, the Company ceased involvement in the asphalt repair business and discontinued its participation in an oil well found to be contaminated. Management determined that these ventures were currently unprofitable and were unlikely to be profitable any time in the future. Approximately 1.2 million of the Company's 1999 loss is attributed to these elimination.

          (C) Streamling operations by holding fewer seminars. The Company initiated a plan to reduce the number of seminars and now holds seminars in the 30 most populous U.S. cities. The expected effect of this move is a more efficient allocation of Company resources and a reduction in the costs related to travel, speakers, meeting room space, and an improvement in gross profit per attendee.* The Company has continued to implement this new business plan during 2001.

          (D) Beginningin the year 2000, the Company intensified efforts to develop and sponsor new products, books, and seminars for market release in 2001 in order to increase over-all revneues and profitablity. Currently, the Company is marketing a number of these newly developed items for retail sale.

     (2) Reduction of costs and improvement in profitability, including:

          (A) Tailoring Company marketing and advertising efforts in order to maximize advertising expenditures as well as management involvement in the demographics review and the effectiveness of advertising efforts. The Company continues to scrutinize its marketing efforts in order to cut costs and improve effectiveness.

          (B) Reducing the number Company employees, re-evaluation of employee benefits, and the implementation of a benefits and expenditures review system by Management. During the year 2000, the Company began reducing employee overhead through selected job eliminations, and managed employee attrition. Since early 2000, the number of Company employees decreased from 318 to 295. On February 28, 2001, earthquake and flooding damaged the Company's headquarters, requiring the Company to make additional reductions in workforce. As of March 2000, the Company's total workforce had decreased from 295 employees to 210 employees. In addition to job eliminations, the Company has instituted Company-wide reductions in employee compensation typically ranging between 0% and 25% for individual employees effective March 15, 2001.

          (C) Implementation of a purchase order system and Company-wide budgets. These items have been continued into the year 2001.

          (D) Implementation of a program to monitor the Company's educational brokerage accounts in order to assure that the Company's trading strategies are followed. The Company believes the greater internal controls may be necessary to property monitor the brokerage accounts.

     (3) Due to the steps listed below the working capital deficit for the year ended December 31, 2000 improved $1.4 million over the year ended December 31, 1999.

     Steps taken in 1999 to improve liquidity:

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

     Steps taken in 2000 to improve liquidity:

          (A) Conversion of $1.8 million in current payables into long-term debt, representing royalties owing to entities controlled by Mr. Cook.
          (B)  Continued repayment of existing accounts payable.
          (C)  Stricter monitoring of accounts payable.
          (D) Due to the loss in 1999, the Company intends to apply for a tax credit and receive a return of taxes recently paid and use such refund to assist in the further reduction of current liabilities.

Management   believes   that  the  steps   outlined   above  will   improve  the
profitability, the overall financial condition of the Company; however, no assurances can be made that such steps will prove successful.

Earthquake and Flooding Damage. On February 28, 2001, an earthquake (the "Earthquake") measuring 6.8 on the Richter scale struck Western Washington. In concert with the earthquake, Wade Cook Financial Corporation's ("WCFC") corporate headquarters (the "Headquarters"), located in Seattle, Washington, experienced severe localized flooding (the "Flooding"). The Headquarters is home to WCFC, as well as the Stock Market Institute of Learning, Inc. ("SMILe"), Lighthouse Publishing Group, Inc. ("Lighthouse"), and Information Quest, Inc. ("IQ"), all wholly owned subsidiaries of WCFC. Collectively SMILe, Lighthouse, and IQ account for the majority of WCFC's annual revenues. The Company-owned Headquarters serve as the base of operations for the Company's executive management and house the Company's sales, legal, accounting, support, and administrative departments.

Although no official estimates of damage have been made, local city officials have estimated that damage to the Headquarters could run into the millions of dollars, not including damage to personal property, equipment, or fixtures. The combination of the Earthquake and the Flooding has caused the Company to significantly reduce operations, and rendered one half of the Headquarters temporarily unusable. The Company has been able to maintain its schedule of programs and seminars, as these events are not held at the Company headquarters. However, it is not presently known when the Company will again be fully operational. The inability to resume full operations has caused and continues to cause the Company to lose a significant amount of revenue, as well as the attendant loss of profits, and to incur substantial continuing and extra expenses. At this time, the Company is unable to accurately estimate the extent of property damage, lost profits, and associated expenses incurred on account of the Earthquake and the Flooding, but believes it could be material.

In addition to clean-up and restoration efforts, the Company has contacted its insurance carrier and has tendered claims for Earthquake and Flooding damage. The Company's current insurance policy provides coverage for damage due to flood and due to earthquake, as well related loss of profits and expenses, subject to applicable exclusions and limitations. Presently, the Company is working with the Insurer to get an estimate of damages. While the Company does not and cannot currently predict the dollar value of insurance benefits that will be available to the Company, the Company believes the policy may provide up to $5,000,000 or possibly more for covered earthquake and flood damages. The Company has also contacted the Federal Emergency Management Agency ("FEMA") and applied for emergency relief. While the Company believes that it may be eligible for FEMA relief, it anticipates that it will rely on such relief only in the event that insurance coverage is insufficient.

Finally to ease operational costs, management has initiated steps to reduce Company expenses, including payroll. These steps include, but are not limited to, temporarily ceasing non-essential operations, and instituting a Company-wide pay reduction, and reducing the Company workforce. While the Company is presently trying to restore operations, obtain insurance, and to reduce over-all expenses, the Company cannot guarantee that any or all of these efforts will be successful. Furthermore, if some or all of these efforts are unsuccessful or are delayed for a substantial period of time, the Company may need to further cut back operations, delay or cancel expansion and development projects, postpone contract execution of certain material contracts, forfeit valuable rights for non-payment or non-performance, and/or cause the Company to be unable to meet certain obligations when due. The Company, however, intends to meet its current obligations, and believes that it will be able to restore its operations and to fix damage to the Headquarters within the next several months.

The Company is a party to several legal proceedings. "See former reports filed with the Commission under Item 3. Legal Proceedings on the form 10-Q and form 10-K." The legal fees and other costs involved may be material." If the Company were found to be liable in certain of these proceedings, the liability could be material.*

Resolution of Regulatory Investigations. During 2000, the Company resolved a number of previously reported legal proceedings and investigations, namely investigations by the Federal Trade Commission ("FTC"), Washington Department of Financial Institutions, and the Consumer Affairs Divisions of 14 states. Pursuant to a resolution of these proceedings, the Company has entered into individual agreements (the "Agreements") with the FTC and 14 states, the terms of which relate to the Company's future advertising practices and the implementation of a consumer redress program. (See the Company's report filed on Form 10-Q for the period ended September 30, 2000 for a more complete description of these matters). As a result of these Agreements, the states of Texas and California dropped all lawsuits and investigations involving the Company, and the Department of Financial Institutions for the State of Washington ended its four year investigation of the Company without any specific finding of fact or law. Under the consumer redress portion of the Agreements, the Company will be responsible for refunding to a limited number of former customers money paid to attend the Company's seminar the "Wall Street Workshop(TM)". The Company's preliminary estimates indicate that potential exposure for refunds under the consumer redress program ranges between $400,000 and $2,000,000. Based upon the quantity and quality of current responses under the consumer redress program, the Company believes that exposure will trend to the lower limits of this range. In addition to redress issue, the Company agreed to donate $400,000 to the 14 state for consumer education. The Company is current with these consumer education payments, having paid $175,000 of the $400,000 payable.


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

The Company's change in accountants was previously disclosed on Form 8-K filed December 4, 2000.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The individuals referenced below include persons who served as Company's directors, executive officers and key employees during the year ended December 31, 2000 and/or up until March 31, 2001:

Name                    Age      Position
----                    ---      --------
Robin Anderson           37      Director, Chief Operating Officer
Joel Black               46      Director
Cynthia Britten          35      Chief Financial Officer, Chief Accounting
                                 Officer, and Treasurer
Laura M. Cook            48      Consultant to Executive Management, Secretary
                                 and Director
Wade B. Cook             51      Chairman, Chief Executive Officer, and
                                 President
Robert T. Hondel         57      Director, Chief Operating Officer
Janice Leysath           45      Director
Angela Pirtle            39      Director
Ken Roberts              53      Director
Gene Stevens             57      Director
Dan Wagner               40      Director, Director of Sale for SMILe

Current Directors and Executive Officers

Robin Anderson, 37, has been a Director since 1997 and is currently one of the Company's two Chief Operating Officers ("COO"). Ms. Anderson serves at the pleasure of the Board of Directors in her capacity as an executive officer. Ms. Anderson's term as a director expires in 2003 at the annual meeting of the stockholders. Ms. Anderson has been with the Company since 1994 and is the niece of Robert Hondel. Prior to becoming COO in the fourth quarter of 2000, Ms. Anderson occupied many other positions with the Company including Assistant to the President Over Sales and Marketing and the Director of SMIL's Sales Department. In December of 1997, the Bankruptcy court dismissed an action filed by Ms. Anderson under Chapter 13 of the United States Bankruptcy Code with all outstanding claims satisfied and paid off in full.

Joel Black, 46, accepted appointed to the Company's Board of Directors in March 1999. Mr. Black's term as a director expires in 2003 at the annual meeting of the stockholders. From 1995 to the present, Mr. Black has served as the Chief Executive Officer for Education Leadership Dynamics, Inc., a privately held and independent corporation that provides independent speaking and consulting services, operates a wilderness exploration program, and runs a private high school. Since 1986, Mr. Black has also been employed as a teacher in the
Enumclaw, Washington School District, and provided his services as an educational consultant nationwide. Mr. Black received dual bachelor degrees from Brigham Young University in 1979 and 1980, a Masters of Outdoor Management and Recreation from Brigham Young in 1981 and a Doctorate in Educational Engineering from Pacific Western University in 1999.

Cynthia Britten, 35, the Company's Chief Financial and Accounting Officer, who serves at the pleasure of the Board, joined WCFC in July of 1997 as the Assistant Controller. In December of 1997, Ms. Britten was promoted to Controller of the Company's subsidiaries, and then later in January of 1999 became the Accounting and Finance Manager. Prior to working for WCFC, Ms. Britten served as the on-site Controller for Trucktown, Inc., and was a Certified Public Accountant for Martin/Grambush P.C. In 1988, Ms. Britten graduated from Washington State University with a Bachelor of Arts Degree in Business Administration. Ms. Britten was certified as a public accountant in April of 1993.

Laura M. Cook, 48, is the Corporate Secretary of the Company, a consultant to executive management, and has been a member of the Board of Directors of the Company since 1995. Mrs. Cook serves as an officer of the Company at the pleasure of the Board of Directors, and her term as a director expires in 2001 at the annual meeting of the stockholders. Additionally, Mrs. Cook serves as the Corporate Secretary for the majority of the Company's wholly-owned subsidiaries and a consultant to the executive management, and is the operational manager for various affiliates of the Company. Mrs. Cook is the spouse of Wade B. Cook, the Company's CEO, President, and Chairman of the Company's Board of Directors. Mrs. Cook's expertise over the past 15 years has been concentrated in managing accounting systems.

Wade B. Cook, 51, is the Chairman of the Board, CEO, and President of the Company and has occupied at least one of those positions since June 1995. Mr. Cook serves as an officer of the Company at the pleasure of the Board of Directors, and his term as a director expires in 2001 at the annual meeting of the stockholders. Since 1989, Mr. Cook also has served as Treasurer and President of the Stock Market Institute of Learning, Inc., a wholly-owned subsidiary of the Company. Since the end of 1998, Mr. Cook has also served as the President and Treasurer of the majority of the Company's wholly-owned subsidiaries. Mr. Cook has authored numerous books, tapes, and videos relating to finance, real estate, the stock market and asset protection. Furthermore, Mr. Cook actively participates in the activities of the Company, often providing his services as a speaker or trainer, or guiding the development of educational products on investing and personal wealth management. Mr. Cook is the spouse of Laura M. Cook, the Corporate Secretary and a Director of the Company.

Robert T. Hondel, 57, has been a director of the Company since 1997, and is currently one of the Company's two Chief Operating Officers ("COO"). Mr. Hondel also served as the Director of the Sales Department at SMIL until the fourth quarter of 2000, and the President of both Quantum Marketing, Inc. and Wade Cook Financial Education Centers, Inc., wholly-owned subsidiaries of the Company until the first quarter of 1999. Mr. Hondel's term as a director expires in 2003 at the annual meeting of the stockholders. Prior to working for the Company, Mr. Hondel spent 18 years as the Director and President of the Knapp College of Business in Tacoma, Washington. Mr. Hondel is the uncle of Robin Anderson.

Janice Leysath, 45, accepted appointed to the Company's Board of Directors in March 1999. Mrs. Leysath's term as a director expires in 2001 at the annual meeting of the stockholders. Mrs. Leysath has previously served on numerous civic and charitable boards and committees in Las Vegas, Nevada, including the American Heart Association Board, the Elementary Education Committee and the Heritage Museum Committee. From 1986 to 1989, Mrs. Leysath served as the Public Relations/Marketing Director for the Heart Institute of Nevada, and then as the Business Manager for Desert Cardiology until 1993. From 1993 to 1996, Mrs. Leysath operated her own medical claims processing business. Currently, Mrs. Leysath is full time trader.

Angela Pirtle, 39, was elected to the Company's Board of Directors in June of 1999. Mrs. Pirtle's term will expire in the year 2002 at the annual meeting of the stockholders. Since 1985, Mrs. Pirtle has worked as a licensed real estate broker in San Diego, California. In addition, Mrs. Pirtle volunteers substantial time to her community, including acting as a youth ministry teacher, Girl Scout leader, and Chairperson for several theatrical groups.

Ken Roberts, 53, accepted appointment to the Board of Directors at the end of 2000, filing a vacancy in the Board left by the resignation of Nick Dettman. Currently, Mr. Roberts is retired. Prior to retirement, Mr. Roberts served as the Managing Director, Senior Vice President, Treasurer, and Chief Financial Officer of Global Transportation Services, Inc., and Global Container Line, Inc. (collectively "Global"). Global is the largest private transportation services company in Washington State, as reported in the May, 2000 issue of Washington CEO Magazine. Mr. Roberts worked at Global from 1990 until retiring. Mr. Roberts is currently serving a two year term as President of the BYU Management Society (Puget Sound Chapter), and previously served as a member of the Board of Directors for that organization. Additionally, Mr. Roberts is the past President of the Washington State Chapter of the Financial Executives International. Mr. Roberts completed his fifth year as one of the original Board members of the Foundation for Russian American Economic Cooperation. In the past, Mr. Roberts has donated his time to such charities as Mama's Hands and House of Hope. Mr. Roberts obtained his B.A. degree from Brigham Young University in May 1970, and then a Masters degree in International Management from American Graduate School of International Management in 1980. Furthermore, Mr. Roberts was honorably discharged from the United States Navy in 1974, and from the Marine Corps. in 1968.

Gene Stevens, 57, accepted appointment to the Board of Directors in March of 2000. In June of the year 2000, the Company's shareholders ratified Mr. Stevens' appointment at the annual shareholders' meeting. Mr. Stevens' term is set to expire in 2002 at the annual meeting of the shareholders. Mr. Stevens has been the proprietor of the Stevens Family Market since 1972. Prior to operating the Stevens Family Market, Mr. Stevens was an active member of the Washington State Air National Guard (from 1964-1970). Mr. Stevens graduated from Central
Washington   University   in  1970  with  a   Bachelor   of  Arts  in   Business
Administration.

Daniel Wagner, 40, has been a member of the Company's Board of Directors in April 1999, and also serves as Director of Sales for SMILe. Mr. Wagner's term as a director expires in 2003 at the annual meeting of the stockholders. From 1995 to 1999, Mr. Wagner served as a seminar independent speaking consultant for T.P. Management, Inc, a private and independent corporation that provided speaking services for the Company.

Directors, Executive Officers, and certain significant employees with terms expiring prior to December 31, 2000.

Nick Dettman, 55, Mr. Dettman's whose term as a director was set to expire at the Company's 2002 annual meeting of stockholders, resigned his position as a director effective October 1, 2000.

Carl Sanders, 57, joined the Company in November 1997 and later served in a significant managerial capacity as Executive Assistant to the President starting in the third quarter of 1999 and ending in the third quarter of 2000. During the third quarter of 2000, Mr. Sanders retired and resigned his position as Executive Assistant to the President.

Section 16(a) Beneficial Ownership Reporting Compliance

The federal securities laws require the Company's directors and executive officers, and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of any securities of the Company.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2000, all of the Company's directors, executive officers and greater-than-ten percent beneficial owners made all required filings on a timely basis, except that Form 3 for Ken Roberts was filed late.

Board Meetings and Committees

During 2000, the Board of Directors held 9 meetings.

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

On November 14, 1999, the Board of Directors met and amended the Company's Bylaws abolishing the Executive Committee and Compensation Committee as stand alone committees. The Board of Directors then resolved to establish one stand alone committee called the Audit/Executive Committee. The Audit/Executive Committee possesses the same authority and responsibilities as the Audit, Compensation and Executive Committees had retained under the prior Bylaws. The members of the Audit/Executive Committee are as follows: Janice Leysath (Chairperson), Angela Pirtle, Gene Stevens, Joel Black, and Ken Roberts. Mr. Roberts joined the committee in February of 2001. The Audit/Executive Committee meet twice during 2000, and has also meet twice during the first quarter of 2001.

Item 11. Executive Compensation Summary of Cash and Certain Other Compensation

The table below shows, for the last three fiscal years, compensation paid to the Company's Chief Executive Officer and the four most highly paid executive officers serving at fiscal year end whose total compensation exceeded $100,000. We refer to all these officers as the "Named Executive Officers."

SUMMARY COMPENSATION TABLE

                                   Annual compensation                        Long-term compensation
                            ------------------------------     ------------------------------------------------------
                                                                      Awards               Payouts
                                                               ------------------------    --------
                                                                                 Securities
                                                                    Restricted    underlying
                                                    Other annual      stock        options/        LTIP      All other
    Name and                  Salary      Bonus     compensation     award(s)       SARs         payouts    compensation
principal position    Year     ($)         ($)           ($)            ($)           (#)           ($)           ($)
     (a)               (b)     (c)         (d)           (e)            (f)           (g)           (h)           (i)
======================================================================================================================
Wade B. Cook,
Chairman,
President, and        2000   $287,500      NA      $ 1,801,096(1)       NA            NA           NA            NA
Chief Executive       1999   $299,376      NA      $ 3,937,214(1)       NA            NA           NA            NA
Officer               1998   $245,000      NA        7,489,000(1)       NA            NA           NA            NA

Robert T. Hondel      2000   $102,250      NA      $    47,527(5)      $180           NA           NA            NA
Chief Operating       1999   $ 99,152      NA      $    10,000(5)       NA          42,500         NA            NA
Officer               1998   $110,000      NA      $    11,000(5)       NA            NA           NA            NA

Cynthia C. Britten
Chief Financial
Officer, Chief        2000   $ 81,458      NA      $    65,722(2)      $180           NA           NA            NA
Accounting Officer,   1999   $ 74,866      NA           20,395(3)       NA          42,500         NA            NA
and Treasurer         1998   $ 76,436      NA      $     5,999(4)       NA            NA           NA            NA

Robin Anderson        2000   $ 87,230      NA      $    23,236(6)      $180           NA           NA            NA
Chief Operating       1999   $ 60,000      NA      $    81,355(6)       NA          42,500         NA            NA
Officer               1998   $ 59,000      NA      $    81,000(6)       NA            NA           NA            NA

Carl Sanders
Executive           2000     $ 60,804      NA      $    40,584(7)      $180           NA           NA            NA
Assistant to the    1999     $ 98,499      NA             NA            NA          22,500         NA            NA
President(8)        1998     $ 98,958      NA             NA            NA            NA           NA            NA
======================================================================================================================

(1) Represents primarily royalties accrued by Mr. Cook for the licensing of certain intellectual property rights to the Company (See Item 13. "Certain Relationships and Related Transactions.").
(2) Represents primarily amounts paid to Ms. Britten in the form of overrides and the transfer of a Company owned automobile.
(3) Represents primarily amounts paid to Ms. Britten in the form of overrides, commissions, and family medical leave pay.
(4)  Represents   primarily  amounts  paid  to  Mrs.  Britten  in  the  form  of commissions.
(5) Represents primarily amounts paid to Robert Hondel in the form of director fees, overrides, and commissions, and during the year 2000 use of a company car.
(6) Represents primarily amounts paid to Ms. Anderson in the form of overrides and director fees, and during the year 2000 use of a company automobile.
(7) Represents primarily amounts paid to Mr. Sanders in the form of overrides and the transfer of a Company owned automobile.
(8) Mr. Sanders' inclusion in executive compensation table is due to his significant managerial contributions to the Company.

1997 Stock Incentive Plan

The Company's 1997 Stock Incentive Plan (the "Plan") provides for the granting of stock bonuses, stock options, stock appreciation rights, phantom stock and other stock-based awards. The Plan is administered by the Board of Directors which has the right to grant awards to eligible participants and to determine the terms and conditions of such grants, including, but not limited to, the vesting schedule and exercise price of the awards. All directors, officers, consultants and other employees are eligible to receive awards under the Plan. The Company filed the Plan on the Form S-8 to register the shares issuable pursuant to the terms of the Plan under the Securities Act of 1933, as amended, in August of 1999.

Option Grants In The Last Fiscal Year

During the fiscal year ended December 31, 2000, the Named Executive Officers and Directors held the below noted options to purchase the Company's common stock pursuant to the Company' 1997 Stock Incentive Plan. As December 31, 2000, these grants were held as follows:

                        Number of        Percent of
                        Securities       Total Options
                        Underlying       Granted to                                                   Alternative to
                        Option Granted   Employees in        Exercise of                              (f) and (g)
Name                       (#)           Fiscal Year          Base Price      Expiration               Grant date value.
----------------------- ---------------- -------------------- --------------- ------------------------ ------------------
Robin Anderson          2,500(1)         0.003%               $0.50           December 15, 2001               0%

Robin Anderson          40,000(2)        0.05%                $0.50           December 15, 2002               0%

Joel Black              2,500(3)         0.003%               $0.50           December 15, 2001               0%

Joel Black              20,000(4)        0.05%                $0.50           December 15, 2002               0%

Cynthia Britten         2,500(1)         0.003%               $0.50           December 15, 2001               0%

Cynthia Britten         40,000(5)        0.05%                $0.50           December 15, 2002               0%

Robert Hondel           2,500(1)         0.003%               $0.50           December 15, 2001               0%

Robert Hondel           40,000(6)        0.05%                $0.50           December 15, 2002               0%

Janice Leysath          20,000(7)        0.05%                $0.50           December 15, 2002               0%

Angela Pirtle           20,000(8)        0.05%                $0.50           December 15, 2002               0%

Daniel Wagner           2,500(1)         0.003%               $0.50           December 15, 2002               0%

Daniel Wagner           20,000(9)        0.05%                $0.50           December 15, 2002               0%
-------------------

1. Represents options issued to the named party in his/her capacity as a Company employee.
2. Represents an option to purchase 20,000 shares in Ms. Anderson's capacity as Director of the Company, and an option to purchase 20,000 shares in Ms. Anderson's capacity as a member of the Company's Management.
3. Represent options issued to the named party in his/her capacity as an independent contractor.
4. Represents an option to purchase 20,000 shares in Mr. Black's capacity as Director of the Company.
5. Represents an option to purchase 20,000 shares in Ms. Britten's capacity as Chief Financial Officer of the Company, and an option to purchase 20,000 shares in Ms. Britten's capacity as a member of the Company's Management.
6. Represents an option to purchase 20,000 shares in Mr. Hondel's capacity as Director of the Company, and an option to purchase 20,000 shares in Mr. Hondel's capacity as a member of the Company's Management.
7. Represents an option to purchase 20,000 shares in Mrs. Leysath's capacity as Director of the Company.
8. Represents an option to purchase 20,000 shares in Mrs. Pirtle's capacity as Director of the Company.
9. Represents an option to purchase 20,000 shares in Mr. Wagner's capacity as Director of the Company.

Aggregated  Option  Exercises  In Last  Fiscal Year And Fiscal  Year-End  Option
Values

No options were exercised during fiscal 2000 and through March 31, 2001.

Compensation of Directors

Directors compensation is as follows:

   Annual retainer as a director...........................................       $  10,000

   Annual retainer for membership on a standing committee..................       $   2,000

   Annual retainer as Chair of a standing committee........................       $   1,000

   Reimbursement for all reasonable expenses incurred in attending                $100 per diem,
     Board or committee meetings...........................................        plus variable
                                                                                    expenses.

In addition, each director is eligible to participate in the Company's 1997 Incentive Stock Plan. See "--1997 Stock Incentive Plan."

Employment Agreements

The Company entered into an employment agreement with Mr. Cook, effective as of June 30, 2000, pursuant to which Mr. Cook serves as the Company's Chief Executive Officer and President. The agreement provides for a three year term beginning on June 30, 2000. Under the terms of the agreement, Mr. Cook receives an annual base salary of $325,000. Under the terms of the agreement, Mr. Cook may also receive additional bonuses or stock incentives for work as approved by the Board of Directors. To date, no such bonuses or incentives have been requested or approved. In addition, Mr. Cook is entitled to reimbursement for reasonable travel and business entertainment expenses authorized by the Company, as well as certain fringe benefits. See Item 13. "Certain Relationships and Related Transactions."

The Company entered into an employment agreement with Cynthia Britten, effective November 1, 2000, pursuant to which Mrs. Britten serves as the Company's Chief Financial Officer. The agreement provides for a five year term beginning on November 1, 2000, and continuing through November 1, 2005. Under the terms of the agreement, Ms. Britten receives an annual base salary of $115,000 in year one, $125,000 in year two, $135,000 in year three, $145,000 in year four, and $155,000 in year five. Ms. Britten is also entitled to quarterly bonuses for timely filing of the Company's periodic and annual securities filings.

Compensation Committee Interlocks and Insider Participation

During 1999, no member of the Compensation Committee was an employee or officer of the registrant or its subsidiaries, or was involved in a related party transaction required to be reported under Item 404 of Regulation S-K.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information, as of March 20, 2001, regarding the beneficial ownership of the Company's common stock by any person known to the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by current directors, and by all current directors and executive officers of the Company as a group.

                                                                   Amount and Nature of
                                                                  Beneficial Ownership of         Percent of
                 Name and Address (1)                                 Common Stock(2)               Class
-------------------------------------------------------         ----------------------------     -------------
Robin Anderson(3)...................................                         20,190                     *
Joel Black (4)......................................                             75                     *
Laura M. Cook (5)...................................                     41,640,185                   65%
Wade B. Cook (5)....................................                     41,640,185                   65%
Daniel Wagner (6)...................................                         13,435                     *
Robert Hondel (7)...................................                        201,360                     *
Janice Leysath(8)...................................                         10,000                     *
Angela Pirtle (9)...................................                             --                     *
Ken Roberts(10).....................................                        132,625                     *
Gene Stevens........................................                          5,000                     *
All current directors and executive officers as a                        42,022,870                   65.6%
     group (13 persons).............................
-------------------------

* Represents less than 1%.
(1) Unless otherwise indicated, the address for each beneficial owner is c/o Wade Cook Financial Corporation, 14675 Interurban Avenue South, Seattle, Washington 98168-4664.
(2) Based on an aggregate of 64,058,948 shares outstanding as of March 31, 2001.
(3) Ms. Anderson has the right to acquire 42,500 shares of common stock through option exercise.
(4) Represents 75 shares held by a company controlled by Mr. Black. Mr. Black also has the right to acquire 22,500 shares of common stock through option exercise.
(5) Includes (a) 8,517,745 shares of Common Stock owned of record by Mr. Cook directly; (b) 266,100 shares of Common Stock held in the name of Mr. Cook's individual retirement account; (c) 800,000 shares held by the Wade Cook Family Trust; (d) 2,064,200 shares held by corporations controlled by Mr. Cook; (e) 295,000 shares held by a trust for Wade and Laura Cook's minor children and (f) 29,697,140 shares owned by Wade B. Cook and Laura M. Cook Family Trust.
(6) Represents 9,550 shares held by a company controlled by Mr. Wagner. Mr. Wagner also has the right to acquire 22,500 shares of common stock through option exercise.
(7) Mr. Hondel has the right to acquire 42,500 shares of common stock through option exercise.
(8) Ms. Leysath has the right to acquire 20,000 shares of common stock through option exercise.
(9) Mrs. Pirtle has the right to acquire 20,000 shares of common stock through option exercise.
(10) Represents 4,925 shares held in a custodial IRA account, 1,700 shares held in a spousal account, and 55,000 shares held in a personal IRA account.

Item 13. Certain Relationships and Related Transactions.

On March 2, 1999, Mr. Cook and the Company entered into a Publishing Agreement, effective February 1, 1999, which gives the Company certain rights to promote and sell materials authored by Mr. Cook. Under the terms of the Publishing Agreement, Mr. Cook is entitled to receive a ten percent (10%) royalty on the net revenues attributable to the sale of published materials. In 2000, approximately $177,500 was accrued under this agreement.

The Company has an Open-end Product Agreement with Mr. Cook, most recently amended on March 15, 2000, that gives the Company a non-exclusive license to use Mr. Cook's products, intellectual property, name, image, identity, trademarks and trade symbols. Under the terms of the Open-ended Product Agreement, Mr. Cook is entitled to receive the lesser of $5,000,000 or 3.5% of gross sales. In 2000, Mr. Cook had accrued approximately $1,623,525 million in royalties under the Open-end Product Agreement.

On September 30, 2000, Mr. Cook agreed to lend the Company up to $2,045,000. The $2,045,000 figure consists of approximately $1.8 million in current payables to entities controlled by Mr. Cook that were converted into long-term debt, and approximately $245,000 in cash or cash equivalents. This agreement was formalized as a Promissory Note effective September 30, 2000. Under the terms of this agreement, the principal and interest is payable as follows: 24 installments monthly of $18,000 commencing April 1, 2003, thereafter 72 monthly payments of $20,000, and a balloon payment of the remaining principal and interest on upon the 72nd payment. Interest accrues at a rate of 10% per annum.

Laura Cook, director and secretary of the Company, and spouse of Wade Cook Chief Executive Officer, President, and beneficial owner of greater than 10% of the Company common stock, earned $84,375 in executive management consulting fees.

During  2000,   the  Company  paid  an  aggregate  of  $142,834  to  Mr.  Cook's brother-in-law David Hebert Sr. This payment consisted of: (1) $107,020 for seminar services rendered by Mr. Hebert to the Company as an employee; (2) $29,619 in royalties due for the distribution and sale of Mr. Hebert's book entitled "On Track Investing;" and $6,195 under an agreement with the Company for the sale and promotion of trading software developed by Mr. Hebert called "Extreme Trading Analysis". Both Book and Software agreements were entered into by and between the Company and North Coast Management, Inc., a Nevada corporation controlled by Mr. Hebert.

On July 20, 1999, Robert Hondel, current director and Chief Operating Officer, entered into a loan with the Company with a principal amount of $233,122. The loan is amortized over a 30-year period payable in monthly installments of $2,039. The rate of interest on the loan is 10% per annum. Currently, Mr. Hondel has repayment obligations under the loan totaling $197,247.

During 1999, the Company paid salaries and other compensation to its executive officers as set forth under Item 11. "Executive Compensation."


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

(a)  The following documents are filed as part of this report:

     1.   Financial Statements

          (i)  Consolidated Balance Sheets at December 31, 1999 and 2000
          (ii) Consolidated Statements of Operations and Retained Earnings for the years ending December 31, 1998, 1999 and 2000
          (iii) Consolidated Statements of Changes in Shareholders' Equity
          (iv) Cash Flow Statements
          (v)  Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules

          Not required.

     3.   Exhibits

   Exhibit No.      Description
   -----------      -----------
   2.1(5)           Stock Purchase  Agreement  dated June 30, 1998, by and among the Company,  Entity Planners,  Inc., and Berry,  Childers &
                    Associates, L.L.C.


   2.2(5) Amendment to Stock Purchase Agreement dated September 30, 1998 by and among the Company, Entity Planners Inc. and Berry, Childers & Associates, L.L.C.


   2.3(1) Purchase and Sale Agreement, dated July 4, 1996, between United Support Association and Seller

   2.4(1) All Inclusive Trust Deed dated March 8, 1997, for the purchase and assumption of certain real-estate by Rising Tide, LTD from East Bay Lodging Association, LTD

   2.5(2) Share Exchange Agreement, dated January 1, 1998, between Wade Cook Financial Corporation and Information Quest, Inc.

   2.6(2) Stock Purchase Agreement, dated August 8, 1997, between Profit Financial Corporation and Curtis A. Taylor and Stanley J. Zenk regarding Worldwide Acquisition.

   2.7(2) Stock Purchase Agreement, dated August 1, 1997, between Wade Cook Financial Corporation and John V. Childers, Sr., Brenda Childers, Tracy Allan Childers and John V. Childers, Jr. regarding Ideal Acquisition.

   2.8(2) Share Exchange Agreement, dated August 15, 1997, between Profit Financial Corporation and Gold Leaf Press, Inc.

   2.9(2) Share Exchange Agreement, dated August 15, 1997, between Profit Financial Corporation and Origin Book Sales, Inc.

   2.10(3) Assignment and Assumption of Interest, Consent Agreement, Memorandum of Terms re: Airport Hotel Partners, L.L.C.

   2.11(3)          Limited Liability  Company Interest  Purchase  Agreement re:
                    Woods Cross Hotel Partners, L.C. dated November 29, 1997

   2.12(3) Limited Liability Company Interest Purchase Agreement with exhibits re: Park City Hotel Partners, L.C. dated February 4, 1997

   2.13(3) Memorandum of Terms, Assignment and Assumption of Interest, Warranty Deed re: Airport Lodging Associates, L.L.C.

   2.14(4) Share Exchange Agreement , dated January 1, 1998, between WCFC & Quantum Marketing, Inc.

   2.15(4) Stock Assignment Agreement dated January 1, 1998, between WCFC & Glendon H. Sypher

   3.1(2)           Articles of Incorporation of Wade Cook Financial Corporation

   3.2(2)           Bylaws of Wade Cook Financial Corporation

   4.1(2)           Form of  Wade  Cook  Financial  Corporation's  Common  Stock
                    Certificate

  *10.1(2)          1997 Stock Incentive Plan of Wade Cook Financial Corporation

   10.2(2)          Form of  Indemnification  Agreement  of Wade Cook  Financial
                    Corporation

   10.3(1) Product Agreement, dated June 25, 1997, and effective as of July 1, 1997, among Wade Cook Seminars, Inc., Money Chef, Inc., and Wade B. Cook

   Exhibit No.      Description
   -----------      -----------
   10.4(1)          Agreement  dated February 1, 1996,  between Wade B. Cook and
                    Lighthouse Publishing Group, Inc.

   10.5(1) Amended Agreement, dated June 26, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

   10.6(1) Agreement Dated January 1, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

   10.7(1) Amended Agreement dated June 26, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

   10.8(1) Agreement dated March 1, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

   10.9(1) Agreement dated May 1, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

  *10.10(1)         Employment  Agreement  dated June 26,  1997,  by and between
                    Wade Cook Seminars, Inc., and Wade B. Cook

   10.11(1) Commercial Lease dated June 25, 1997, by and between Wade Cook Seminars, Inc. and U.S.A. Corporate Services, Inc.

   10.12(1) Agreement dated November 1, 1996, between Wade B. Cook and Lighthouse Publishing Group, Inc.

   10.13(1) Secured Loan Agreement and Promissory Note (Secured) between U.S.A., Wade Cook Seminars, Inc. and Newstart Centre, Inc.

   10.14(2) Open-Ended Product Agreement, dated March 20, 1998, between Wade Cook Financial Corporation and Wade B. Cook

   10.15(3) Product Agreement, dated March 23, 1998, between Planet Cash, Inc., Steven Allyn Wirrick and Wade Cook Financial Corporation

   10.16(3) Stock Assignment Agreement, dated January 1, 1998, between Get Ahead Bookstores, Inc., Glendon H. Sypher and Wade Cook Financial Corporation

   10.17(2) Product Agreement, dated March 23, 1998, between Wade Cook Financial Corporation, Information Quest, Inc. and Thomas Cloward

   10.18(2) Share Exchange Agreement, dated September 12, 1997, between Profit Financial Corporation and Applied Voice Recognition, Inc.

   10.19(2) Publishing Agreement, effective October 1, 1997 and signed January 12, 1998, between Lighthouse Publishing Group, Inc. and Wade B. Cook

   10.20(2) Secured Loan Agreement, Promissory Note, and Certificate of Delivery and Receipt of Documents, dated May 23, 1997, between USA/Wade Cook Seminars, Inc. and Newstart Centre, Inc.

   10.21(2) Secured Loan Agreement, Promissory Note, and Certificate of Delivery and Receipt of Documents, dated June 20, 1997, between Wade Cook Seminars, Inc. and Newstart Centre, Inc.

   10.22(2) Secured Loan Agreement, Promissory Note, and Certificate of Delivery and Receipt of Documents, dated July 25, 1997, between Wade Cook Seminars, Inc. and Newstart Centre, Inc.

   Exhibit No.      Description
   -----------      -----------
   10.23(2)         Secured Loan Agreement,  Promissory Note, and Certificate of
                    Delivery and Receipt of Documents, dated August 22, 1997, between Information Quest, Inc. and Newstart Centre, Inc.

   10.24(2) Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents, dated October 9, 1997, between Information Quest, Inc. and Newstart Centre, Inc.

   10.25(2) Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents, dated October 9, 1997, between Left Coast Advertising, Inc. and Newstart Centre, Inc.

   10.26(2) Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents dated August 19, 1997, between Left Coast Advertising, Inc. and Newstart Centre, Inc.

   10.27(3) Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents, dated January 20, 1998, between Wade Cook Seminars, Inc. and Newstart Centre, Inc.

   10.28(2) Secured Promissory Note, dated July 31, 1997, between Wade Cook Seminars, Inc. and Robert and Meda Hondel

   10.29(3) Secured Promissory Note, dated June 18, 1997, between Paul and Laurie Cook and Wade Cook Seminars, Inc.

   10.30(3) Secured Promissory Note, dated January 1, 1998, between Paul and Laurie Cook and Wade Cook Seminars, Inc.

   10.31(3) Warranty Deed, Articles of Organization re: Red Rock Lodging Associates

   10.32(4) Contract for Sale of Real Estate dated January 20, 1998 by and between Ideal Travel Concepts, Inc. and/or assigns and Kenneth B. Lenoir

   10.33(5) Exclusive Product License Agreement dated June 30, 1998 by and between Wade B. Cook, and Entity Planners, Inc.

   10.34(5) Exclusive Product License Agreement dated June 30, 1998 by and between Wade Cook Financial Corporation, and Entity Planners, Inc.

   10.35(5) Open Ended Product Agreement between the Company and Wade Cook dated March 20, 1998

   10.36(5) Amendment to the Open Ended Product Agreement dated November 13, 1998 by and between the Company and Wade Cook

   10.37(6) Assignment and Assumption of Interest dated August 22, 1996 by and between Zion's Management and Development Co., Airport Lodging Associates L.C. and Wade Cook Seminars, Inc.

   10.38(6)         Real Estate  Purchase  Contract  dated  August 22, 1997 (St.
                    George Hilton)

   10.39(6) Addendum No. 1/Counteroffer to Real Estate Purchase Contract dated August 1997 (St. George Hilton

   Exhibit No.      Description
   -----------      -----------
   10.40(6)         Real Estate  Lease dated July 16, 1998  between  Origin Book
                    Sales, Inc. and California Avenue Associates, LLC.

   10.41(6)         Form of Speaker Agreement

   10.42(6)         Agreement  dated December 11, 1998 between THH Ventures L.C.
                    and the Company

   10.43(7) Assignment Agreement dated December 15, 1999 by and between Wade Cook Financial Corporation and Never Ending Wealth, L.P.

   10.44(7)         Purchase  and Sale  Agreement  for  Hotel  Properties  dated
                    December 1999 by and between Bountiful Investment Group, Inc. and Eagle Rock Finance, L.C.

   10.45(7) Promissory Note dated December 20, 2000 made by Stock Market Institute of Learning, Inc. in favor of Sun Life Assurance Company of Canada

   10.46(7) Promissory Note dated June 1999 made by Quantum Marketing, Inc. in favor of Habib American Bank

   10.47(8) Promissory Note in favor of Never Ending Wealth, L.P. dated September 30, 2000

   10.48* Employment Agreement dated June 30, 2000 Wade B. Cook, individual and Wade Cook Financial Corporation

   10.49* Employment Agreement dated November 11, 2000 Wade B. Cook, president of Wade Cook Financial Corp and Cynthia C. Britten CPA.

   10.50 Sublease dated September 2000 between Papercraft, LLC, a Delaware limited liability company ("Sublessor"), and Wade Cook Financial Corp. (WCFC) dba Quantum Marketing

   10.51 Third Amendment to Open-Ended Product Agreement dated March 15, 2000 between Wade Cook Financial Corporation and Wade B. Cook

   16.1(9)          Letter re: Change in Certifying Accountant

   99.1(8) Consent Decree between the Federal Trade Commission, as plaintiff, and the Company, as defendant, entered with the U.S. District Court, Western District of Washington on October 13, 2000. (Confidential treatment has been granted as to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.)
---------------
(*) This document has been identified as a management contract or compensatory plan or arrangement.
(1) Previously filed as an exhibit to the Company's registration statement on Form 10 filed with the SEC on April 30, 1997, as amended on June 29, 1997 and September 24, 1997
(2) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1998
(3) Previously filed as an exhibit to the Company's Form 10-K/A filed with the SEC on July 20, 1998
(4) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on August 8, 1998
(5) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 16, 1998
(6) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1999
(7) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 2000
(8) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 14, 2000
(9) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on December 4, 2000

     (b)  Reports on Form 8-K

          Dring the fourth quarter of 2000, the Company filed one Form 8-K on December 4, 2000 reporting its change of accountants.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Independent Auditor's Report ................................................F-2

Consolidated Balance Sheets at December 31, 1999 and 2000 ...................F-3

Consolidated  Statements of Operations and Retained Earnings
  for the years ending December 31, 1997, 1998 and 1999 .....................F-4

Consolidated Statements of Changes in Shareholders' Equity ..................F-6

Consolidated Cash Flow Statements ...........................................F-7

Notes to Consolidated Financial Statements ..................................F-9

Vasquez
& Company LLP
--------------------------------------------------------------------------------
Certified Public Accountants and Business Consultants


                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Wade Cook Financial Corporation and Subsidiaries
Seattle, Washington


We have audited the accompanying consolidated balance sheet of Wade Cook Financial Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of income, shareholder's equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wade Cook Financial Corporation and subsidiaries as of December 31, 2000, and the results of its operations and its bash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note Z to the financial statements, the Company has suffered a significant operating loss from operations and continues to have a working capital deficiency that raises substantial doubt in its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note Z. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Vasquez & Company LLP
Los Angeles, California
April 3, 2001

                          WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                          ASSETS
                                                                                     December 31,
                                                                            -----------------------------
(in thousands, except for per share data)                       NOTES          2000              1999
-----------------------------------------                       -----       -----------       -----------
CURRENT ASSETS
Cash and cash equivalents                                           A        $   980            $ 1,854
Marketable securities                                             A,C            183              1,914
Trade and credit card receivables                                   B          2,165              1,212
Inventory                                                           A          1,915              2,597
Notes receivable                                                  B,Q              -                362
Due from related parties                                          B,F            130                124
Notes receivable - employees, current portion                     B,F            118                119
Prepaid expenses                                                                  97                363
Deferred tax assets                                                 O          1,091                456
Income tax refund receivable                                     A, O          1,795              1,199
                                                                            -----------        -----------
     TOTAL CURRENT ASSETS                                                      8,474             10,200
                                                                            -----------        -----------
PROPERTY AND EQUIPMENT                                          A,D,Q          9,409             12,098
                                                                            -----------        -----------
GOODWILL & OTHER INTANGIBLE ASSETS                                  A          2,002              2,140
                                                                            -----------        -----------
OTHER ASSETS
Other investments                                                 A,L          5,305              4,213
Deposits                                                            E            100                 23
Notes receivable - employees                                      B,F          1,639              2,881
Note receivable                                                   B,Q          2,050              2,050
                                                                            -----------        -----------
TOTAL OTHER ASSETS                                                             9,094              9,167
                                                                            -----------        -----------
TOTAL ASSETS                                                                $ 28,979           $ 33,605
                                                                            ===========        ===========
CURRENT LIABILITIES
Current portion of long-term debt                                   G       $    564           $    730
Accrued expenses                                                               1,510                844
Accounts payable                                                               5,004              6,686
Margin loans in investment accounts                                 L             36                179
Payroll and other taxes withheld and accrued                                     291                134
Income taxes payable                                              A,O              3                108
Deferred revenue                                                    A          2,051              2,441
Due to related parties                                              F            344              1,867
                                                                            -----------        -----------
TOTAL CURRENT LIABILITIES                                                      9,803              2,989
                                                                            -----------        -----------
LONG -TERM LIABILITIES
Due to related parties long-term                                  F,G          2,045                  -
Long-term debt                                                      G          3,278              3,455
Deferred revenue                                                    A            146                372
                                                                            -----------        -----------
TOTAL LONG-TERM LIABILITIES                                                    5,469              3,827
                                                                            -----------        -----------
TOTAL LIABILITIES                                                             15,272             16,816
                                                                            -----------        -----------
MINORITY INTEREST                                                                410                404
                                                                            -----------        -----------
SHAREHOLDERS' EQUITY
Preferred stock, 5,000 shares authorized at $10 par
value, none issued and outstanding                                                 -                  -

Common stock, 140,000 shares authorized at $0.001 par
value, 64,003 shares and 64,246 shares outstanding
as of, December 31, 1999 and 1998, respectively                     H             64                 64

Paid-in capital                                                                4,845              4,845

Prepaid advertising                                                 I           (170)              (170)

Unearned compensation                                               K              -                (56)

Retained earnings                                                              9,145             12,239
                                                                            -----------        -----------
Less: treasury stock at cost (472 shares)                           H           (587)              (537)
                                                                            -----------        -----------
             TOTAL SHAREHOLDERS' EQUITY                                       13,297             16,385
                                                                            -----------        -----------
TOTAL LIABILITIES, MINORITY INTEREST,
AND SHAREHOLDERS' EQUITY                                                    $ 28,979           $ 33,605
                                                                            ===========        ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                                                       Years ended December 31,
                                                            --------------------------------------------
(in thousands, except per share data)           NOTES          2000             1999             1998
-------------------------------------           -----       ----------       ----------       ----------
REVENUES, NET OF RETURNS
AND DISCOUNTS                                      P         $ 59,135         $ 84,128        $ 118,207

COSTS OF REVENUES                                  P
Royalties to related party                                      1,781            2,979            7,811
Speaker fees to related party                                      44               60              378
Other costs of revenues                                        26,098           37,478           48,574
                                                            ----------       ----------       ----------
TOTAL COSTS OF REVENUES                                        27,923           40,517           56,763
                                                            ----------       ----------       ----------
GROSS PROFIT                                                   31,212           43,611           61,444

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                        35,204           50,869           57,890
                                                            ----------       ----------       ----------
INCOME (LOSS) FROM
OPERATIONS                                                     (3,992)          (7,258)           3,554
                                                            ----------       ----------       ----------
OTHER INCOME (EXPENSE)
Dividends and interest                                            253              335              624
Gain (loss) on trading securities                A,C           (2,034)           3,728              837
Other income                                                      762              427              386
Loss on other investments                                        (123)          (1,705)            (435)
Loss on disposition of fixed assets                              (185)          (2,946)               -
Consumer Education                                 V             (400)               -                -
Redress program                                    V             (400)               -                -
Licensing fees                                     W            1,571            2,516            1,697
Interest expense                                                 (513)          (1,753)          (1,453)
                                                            ----------       ----------       ----------
TOTAL OTHER INCOME
(EXPENSE)                                                      (1,069)             602            1,656
                                                            ----------       ----------       ----------
INCOME (LOSS) BEFORE

INCOME TAXES                                       O           (5,061)          (6,656)           5,210

PROVISION FOR (BENEFITS FROM)
             INCOME TAXES                                      (1,973)          (2,853)           2,346
                                                            ----------       ----------       ----------
INCOME (LOSS) BEFORE
MINORITY INTEREST                                              (3,088)          (3,803)           2,864

MINORITY INTEREST                                                  (6)              55              127
                                                            ----------       ----------       ----------
INCOME (LOSS) FROM
CONTINUING OPERATIONS                                          (3,094)          (3,748)           2,991
                                                            ----------       ----------       ----------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                       Years ended December 31,
                                                            --------------------------------------------
(in thousands, except per share data)           NOTES          2000             1999             1998
-------------------------------------           -----       ----------       ----------       ----------
DISCONTINUED OPERATIONS                           V
Income from operations of Entity
Planners, Inc., to be disposed of (net
of income taxes of $315 in 1998, and
$484 in 1997)                                                      -                 -              585

Operating income of Entity Planners, Inc.,
during phase-out period (net of income
tax of $8 in 1998)                                                 -                 -               15

Gain on disposal of Entity Planners, Inc.
(net of income tax of $88 in 1998)                                 -                 -              163
                                                            ----------       ----------       ----------
INCOME FROM DISCONTINUED
OPERATIONS                                                         -                 -              763
                                                            ----------       ----------       ----------
NET INCOME (LOSS)                                          $  (3,094)         $ (3,748)         $ 3,754
                                                            ==========       ==========       ==========
EARNINGS PER SHARE                                A
Income (loss) from continuing operations                   $   (0.05)         $  (0.06)          $ 0.05
Income from discontinued operations                                -                               0.01
                                                            ----------       ----------       ----------
NET INCOME (LOSS)                                          $   (0.05)         $  (0.06)          $ 0.06
                                                            ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                     64,059            63,870           63,888
                                                            ==========       ==========       ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                                Prepaid
                                      Class A - Common Stock                     Retained    Advertising/                 Total
                                      ----------------------      Additional     Earnings      Unearned     Treasury   Shareholders
(in thousands)                         Shares      Amount     Paid-in Capital    (Deficit)   Compensation     Stock       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balances - December 31, 1998           64,346      $   64        $  4,673       $15,987       $  (500)       $(537)       19,687

Issuance of restricted common
  stock employee option plan                -         372               -             -             -          372

Common stock purchased and held
  in treasury                            (251)

Returned shares on prepaid
  advertising, Note I                    (400)          -            (200)            -           200                          -

Utilization of prepaid advertising
  to settle payable to vendor, Note I       -           -               -             -           130                        130

Unearned compensation, Note K                                           -             -           (56)                       (56)

Net deficit for the year ended
  December 31, 1999                         -           -               -        (3,748)                                  (3,748)


Balances - December 31, 1999           63,695      $   64        $  4,845       $12,239       $  (226)      $ (537)      $16,385

Common stock purchased and held
  in treasury                            (519)                                                                (106)         (106)

Issuance of treasury stock as
  millenium bonus to employees            298           -                                          56           56           112

Net deficit for the year ended
  December 31, 2000                                                              (3,094)                                  (3,094)


Balances - December 31, 2000           63,474      $   64        $  4,845       $ 9,145       $  (170)      $ (587)     $ 13,297

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED CASH FLOW STATEMENTS


                                                                          Years ended December 31,
                                                              ----------------------------------------------
(in thousands, except per share data)                            2000              1999              1998
-------------------------------------                         ----------         ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $  (3,094)        $  (3,748)         $  3,754
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
Depreciation and amortization                                     1,982             3,762             1,958
(Gains) losses on trading securities                              2,034            (3,728)             (684)
Losses on disposition of fixed assets                               185             2,946                 -
Impairment of long-lived assets                                       -               315                 -
Loss from other investments                                         123             1,705               443
Bad debts                                                           451               244                 -
Net proceeds from (purchases of) trading
  securities                                                       (303)            4,684             1,979

Changes in assets and liabilities: net of effects
  of acquisitions:
Receivables                                                      (1,404)            1,900               171
Inventory                                                           682             1,146            (2,431)
Prepaid expenses                                                    266                (9)             (118)
Deferred taxes                                                     (635)           (1,098)              893
Income tax refund receivable                                       (596)           (1,199)                -
Deposits                                                            (77)              129             3,941
Due from related parties                                             (6)            1,037              (332)
Accounts payable and accrued expenses                              (880)           (1,724)            2,747
Payroll and other taxes withheld and accrued                        157               (29)                -
Income taxes payable                                               (105)           (4,861)             (285)
Deferred revenue                                                   (616)           (2,849)              898
Due to related party                                             (1,715)           (1,288)            2,327
-------------------------------------                         ----------         ----------       ----------
NET CASH PROVIDED BY (USED FOR)
OPERATING ACTIVITIES                                             (3,551)           (2,665)           15,261
-------------------------------------                         ----------         ----------       ----------



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

             WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CASH FLOW STATEMENTS (Continued)


                                                                          Years ended December 31,
                                                              ----------------------------------------------
(in thousands, except per share data)                            2000                1999              1998
-------------------------------------                         ----------          ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable from employees and officers                    1,243                 552                504
Notes receivable from others                                      361              (2,411)                 -
(Capital expenditures) sales of properties                        773              11,264            (18,926)
(Purchase) sales of other investments                          (1,215)              3,348             (2,162)
Subsidiary's  investment                                                                -                139
Return of subsidiary's investment                                   6                 (54)               248
Payment for purchase of companies,
  net of cash acquired                                              -                   -               (423)
                                                              ----------          ----------       ----------
NET CASH PROVIDED BY (USED FOR)
INVESTING ACTIVITIES                                            1,168              12,699            (20,620)
                                                              ----------          ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subsidiary's
minority interest                                                   -                   -                  -
Payment of book overdrafts                                          -                   -             (2,156)
Long-term borrowings                                            1,868              (6,018)            11,875
Repayment on short-term borrowings                               (309)             (3,904)            (2,621)
Issuance of common stock                                            -                   -                  -
Purchase of treasury stock                                        (50)                  -               (537)
                                                              ----------          ----------       ----------
NET CASH PROVIDED BY (USED FOR)
FINANCING ACTIVITIES                                            1,509              (9,922)             6,561
                                                              ----------          ----------       ----------
NET INCREASE (DECREASE) IN CASH                                  (874)                112              1,202

CASH, beginning of year                                         1,854               1,742                540
                                                              ----------          ----------       ----------
CASH, end of year                                             $   980             $ 1,854            $ 1,742



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


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

     Bountiful Investment Group, Inc. (BIG)- owns interest in real estate ventures, primarily hotels.

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

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


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

     CASH AND CASH EQUIVALENTS
     The Company considers highly liquid investments with the original maturity of three months or less to be cash and cash equivalents. Included in these amounts are money market funds of $697,000 and $1,337,000 as of December 31, 2000 and 1999, respectively.

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

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. Depreciation is computed using straight-line method over the estimated useful lives of the related assets for financial reporting purposes. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INTANGIBLE
     The 1998 and 1997 acquisitions (Note R) resulted in the Company recording goodwill, which represents the excess of the cost of the assets purchased over their fair value. Amortization is computed using the straight-line method over the estimated useful life of the intangible asset or 40 years, whichever is shorter.

     OTHER INVESTMENTS
     If the Company owns less than 20% of the investee, the Company accounts for the investment using the cost method. The Company uses the equity method when the investment represents ownership between 20% and 50%. The investments accounted for using the cost and equity methods are disclosed in Note L.

     REVENUE RECOGNITION
     The Company's revenues are divided into five (5) segments (as disclosed in Note W):

     Seminar

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

     Product Sales

     Product Sales includes the publishing and distribution of video tapes, audio tapes, and written materials designed to teach various investment and cash flow strategies for investing in the stock market, asset protection and asset accumulation techniques or strategies.

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     REVENUE RECOGNITION (CONTINUED)


     Revenues are recognized when finished products are shipped to customers or services have been rendered.

     Pager Service

     The Company sells IQ pager services in twelve or twenty-four month contract subscriptions, but receives the revenue in advance, which is presented in the financial statements as deferred revenue until earned. The deferred revenues are recognized on a monthly basis over the term of the contract.

     Travel Service

     Commissions are received for travel related services, which include domestic and international airline reservations, hotel reservation, car rental and tour packages. The Company also markets and sells travel agent training packages.

     Revenue on travel services is recognized at the time of travel. Revenues on travel agent training packages are recorded when shipped to customers.

     Other

     Advertising/marketing revenue is only intercompany, which is eliminated in the consolidation.

     Revenues on sale of books by retail bookstores are recognized when finished products are shipped to customers.

     ADVERTISING COSTS
     Advertising costs are expensed when incurred. Advertising costs amounted to $8.231 million, $10.412 million, and $19.230 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     INCOME TAXES
     Income taxes are provided for tax effects of transactions reported in the financial statements and consist of taxes currently receivable plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes.

     An income tax refund of $1.815M was recorded in 2000 for prior year's net operating losses of which, the remaining balance of $457,000 is recorded in the income tax receivable. In addition, the Company's estimated income tax receivable in 2001 for the 2000 operating loss is $1.388M, which is also recorded in the income tax receivable account.

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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

     RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION
     Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 and 2000 financial statement presentation. Such reclassifications had no effect on net income.

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

     NEW ACCOUNTING PRONOUNCEMENTS
     The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued EITF 00-14: Accounting for Certain Sales Incentives. This
     Issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. This Issue does not address coupons, rebates, and other forms of rights for free or significantly discounted products or services received by a customer in a prior exchange transaction that were accounted for by the vendor as a separate element in that prior exchange. The issue of when a discount right on services to be delivered is an element of an exchange transaction is within the scope of a future issue on accounting for multiple-element revenue arrangements. This Issue does not address vendor offers for free or significantly discounted products or services that become exercisable by the customer as a result of a single exchange transaction but will be delivered by the vendor at a future date. Free products or services to be delivered by the vendor at a future date may be a separate element in the exchange (and will be addressed in a future issue to be addressed by the EITF) and not a return or refund of some portion of the purchase price charged to the customer at the point of sale.

     Revenues for seminars are recognized when services are rendered. Participants who paid for the seminars are given free WIN membership subscription for up to 12 months. Free WIN membership subscription is not measured nor recognized in the Company's financial statements. The Company expects that a consensus position on the future issue would affect its method accounting for free WIN membership subscription.

     FASB issued in February 2001 a revised exposure draft, Business Combinations and Intangible Assets - Accounting for Goodwill. The exposure draft proposes that goodwill should not be amortized but should be tested for impairment on an events and circumstances basis using a proposed impairment model. The Company expects to stop the amortization of its goodwill.

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE B - RECEIVABLES

       Following is a summary of receivables:

                                                         December 31,
        in thousands                                2000               1999
        ---------------------------------------------------------------------
        Trade and credit card receivables         $ 2,165            $ 1,212
        Notes receivable - employees                1,757              3,000
        Due from related parties                      130                124
        Other                                       2,050              2,412
                                                  --------           ---------
        TOTAL                                     $ 6,102            $ 6,748

     An allowance for uncollectible accounts is maintained, and at December 31, 2000 and 1999, the allowance amounted to $451,000 and $493,000, respectively. Amounts reported on the balance sheet are shown net of the allowance.

NOTE C - MARKETABLE SECURITIES

     The net unrealized gain (loss) in trading securities that has been included in earnings during the period amounted to ($958,697), $466,000, and $684,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE D - PROPERTY AND EQUIPMENT AND GOODWILL

     In the fourth quarter of 1999 the Company recognized $315,000 impairment loss on certain equipment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

       The following is a summary of property and equipment:

                                                         December 31,
                                                --------------------------------
       (in thousands)                                2000              1999
       --------------                           --------------    --------------

       Land                                      $    532          $    532
       Building                                     6,543             7,324
       Equipment                                    5,864             5,698
       Automobiles                                    988             1,346
       Furniture and fixtures                       2,000             2,081
                                                --------------------------------
                                                   15,927            16,981
       Less: Accumulated depreciation              (6,518)           (4,883)
                                                --------------------------------
                 Total                           $  9,409          $ 12,098
                                                ================================

     Depreciation expense charged to operations was $1.864 million, $2.243 million, and $1.958 million in December 31, 2000, 1999, and 1998, respectively.

     The following is a summary of goodwill:

Acquisition                        Date      Amount of    Net as of December 31,
(in thousands)                   Purchased    Goodwill      2000         1999
--------------                   ---------    --------    ----------------------

Ideal Travel Concepts, Inc.    August 1997   $  2,008     $  1,837     $  1,887

Information Quest, Inc.       January 1998        126          116          119
                                                         -----------------------
                    Total                                 $  1,953     $2,006
                                                         =======================

     The original estimated useful life was 40 years for each acquisition.

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE D - PROPERTY AND EQUIPMENT AND GOODWILL (Continued)


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

NOTE E - DEPOSITS

     Deposits as of December 31, 2000 and 1999 amounted to $100,000, and $23,000, respectively. Deposits represent the following:

                                                          December 31,
     (in thousands)                                 2000                1999
     ---------------------------------------------------------------------------
     Held in escrow accounts                        $  22               $  -
     Held for security on buildings                    68                 23
     Others                                            10                  -
                                                   -------             -------
     Total                                          $ 100               $ 23


NOTE F - RELATED PARTY TRANSACTIONS

     The Company entered into a product agreement with Wade B. Cook, to obtain the rights to promote and sponsor seminars, entity formation services (discontinued in June 1998) and products owned and controlled by Wade B. Cook for a royalty. Royalty expenses to Mr. Cook totaled $1.801 million, $2.979 million, and $7.976 million for the years ended December 31, 2000, 1999, and 1998, respectively. As of December 31, 2000 and 1999, accrued royalties were $173,000 and $1.770 million, respectively.

     In 1999, the Company renegotiated it's product agreement with Wade B. Cook. Under the new term the Company shall pay Mr. Cook a maximum yearly royalty that is the lesser of $5 million or 3.5% of gross sales revenue received from sales of products.

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

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE F - RELATED PARTY TRANSACTIONS (Continued)

     The Company obtained services from related seminar speakers. Total speaker fees paid to such companies totaled $44,000, $60,000, and $378,000 for the years ended December 31, 2000, 1999, and 1998. There were no additional amounts due to such companies as of December 31, 2000 and 1999.

     In 1999, the Company sold property to a previous employee for $355,000, which resulted in a loss of $90,000. The Company is holding a note receivable secured by the property, which is included in note receivable from employees.

     In 1999, the Company paid an aggregate of $62,000 for services to related entities controlled by a relative of Mr. Cook.

     Due to related parties consists of the following:

     (in thousands)
     --------------
                                                    December 31,
                     Relationship                     2000             1999
     ------------------------------------------------------------------------
     Wade B. Cook    President/CEO of WCFC         $ 2,294           $ 1,770

     Officers of                                        20                45
     WCFC

     Liberty         Majority Stockholder is a
     Music, Inc.     stockholder of WCFC                75                52
                                                  ---------         ---------
     Total                                         $ 2,389           $ 1,867

     The Company has various notes receivable from employees and officers. Original maturity dates are from 4 months to 360 months. Annual interest rates range from 7.5% to 12%. The manner of settlement is by salary deduction or payment. The majority of notes receivable are secured by real property or personal property. The Company evaluates notes receivables in accordance with Statement of Financial Accounting Standards No 114,
     Accounting  by  Creditors  for  Impairment  of a Loan.  Statement  No.  114
     requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Statement No. 118, Income Recognition and Disclosures, amends Statement No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. At December 31, 2000 and 1999, reductions in the notes receivable of $230,000 and $351,000, respectively, were recorded to reflect impaired notes. Substantially all of the reductions were from unsecured receivables from employees who are no longer with the Company. Future cash flow was not expected, due to the uncertainty of repayment.

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE F - RELATED PARTY TRANSACTIONS (Continued)

     At December 31, 2000 and 1999, due from employees amounted to $1.757 million and $3.000 million, respectively, of which, $126,000, and $119,000, respectively, has been classified as current. Amounts due from employees represent loans both secured and unsecured:

        Loan (in thousands)                      2000              1999
        -------------------                ----------------  ---------------
        Secured                              $   1,706          $  2,940
        Unsecured                                   51                60
                                           ----------------  ---------------
               Total                         $   1,757          $  3,000
                                           ================  ===============

     For the years ended December 31, 2000 and 1999, interest income resulting from the employee note receivables were $167,000 and $196,000, respectively. Interest income is calculated by multiplying the outstanding balance of unimpaired loans with their respective interest rate. Interest income is not calculated on impaired loans.

NOTE G - LONG-TERM DEBT

(in thousands, except in descriptions)                                                  December 31, 000
--------------------------------------                                                  ----------------
Note payable, secured by land and building (Seattle,  WA),  due January  2015, payable in monthly installments of $29,333, including interest at
   8.375%                                                                          $    2,904       $  3,000

Note payable, secured by land (Provo, Utah), due in quarterly installments of $4,125 from February 10, 2000 to November 10, 2000, including
   interest at 15%                                                                          -            110

Note payable, secured by land (Santa Ana, CA), due July 2009, payable in
   monthly installments of $7,094, including interest of 9.38%                              -            541

Note payable, secured by land (72 South, Salt Lake City, UT), due June 1,
   2000 in one payment of principal with quarterly payments of accrued
   interest at 10.5% per annum                                                              -            440

Note payable, secured by land (Lot 13 of Diamond Ridge Estates Division
   I), due June 7, 2001 in one payment of principal plus accrued interest
   at 10% per annum                                                                       195              -

Note payable, not secured, due January 10, 2001 in one payment of
   principal plus accrued interest at 10% per annum                                       196              -

Note payable, secured by land (lots 2, 3 and 4 of Highland Meadows) due
   May 2002 in one payment of principal plus accrued interest at 8% per
   annum                                                                                  470              -

Note payable, secured by land. Twenty four monthly payments @ $18,000 commencing April 1, 2003. Seventy two payments @ $20,000,
   thereafter, at which a balloon payment of the remaining balance plus accrued interest with the 72nd payment.  Interest is accrued at 10%
   per annum.                                                                           2,045              -

Various secured notes payable,  at market rates of interest ranging from
   6.9% to 19.05% per annum, with due dates ranging from June 1999 to
   December 31, 2003                                                                       77             94

Total Long Term Debt                                                                    5,887          4,185

Less:  Current maturities                                                                (564)          (730)

Net Long Term Debt                                                                 $    5,323       $  3,455

The following are maturities of long-term debt for each of the next five years:
          2001                                                                     $      564
          2002                                                                            610
          2003                                                                            134
          2004                                                                            145
          2005                                                                            158
          Thereafter                                                                    4,276

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE H - SHAREHOLDERS' EQUITY

     The Company did not declare or pay any dividends for the years shown in these financial statements. In June 1999, the board of directors of the Company resolved to authorize a change in par value of the common stock from $0.01 to $0.001. As a result, the Company adjusted the common stock and paid in capital to reflect this change.

     In 1998, in compliance with the Company's plans to re-acquire up to one million shares of its own common stock, the Company purchased 251,000 shares at a cost of $537,000. In 2000, the Company re-acquired 518,760 shares with a total cost of $106,000. However, 297,500 of these shares costing $56,000 were declared as a millennium bonus and were issued to employees. The total shares in treasury stock after the issuance of the employee bonus is 472,260 shares with a total cost of $587,000. All common stock re-acquired is classified as treasury stock stated using the cost method and are considered retired.

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

     In connection with the Company's negotiation with its vendors, the Company used approximately 130,000 of the ITEX dollars to settle some of it's accounts payable (Note S). At December 31, 2000 the remaining balance of the ITEX dollars was $170,000.

NOTE J - CONCENTRATION OF RISKS

     Cash in banks, based on bank balances, exceeded federally insured limits by $35,000 and $1,337,000 at December 31, 2000 and 1999, respectively.
     Receivables from credit card companies aggregated approximately $2,066,000 and $327,000 at December 31, 2000 and 1999, respectively. The Company invests excess cash in marketable securities. Marketable securities are carried at fair market value, which amounted to $183,000 and $1,914,000 as of December 31, 2000, and 1999, and accounted for 1% and 6% of the
     Company's   consolidated   assets  as  of  December   31,  2000  and  1999,
     respectively.

     The following table shows the percentage of revenues:

                                            2000             1999         1998
                                         ----------        --------     --------
     Seminars                               81%              70%          65%
     Products sales                         13%              14%          18%
     Travel service                          3%               3%           5%
     Hotel revenue                           0%               5%           3%
     Pager services                          2%               6%           8%
     Other                                   1%               2%           1%

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE J - CONCENTRATION OF RISKS (Continued)

     The following table shows the states from which the Company derived over 10% of its seminar revenues:

                                             2000         1999         1998
                                           --------     --------     --------
        California                           14%          18%          16%
        Florida                              11%          11%          10%


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

       Stock based compensation for non-employees are calculated at fair value on the date of grant or vesting date, if applicable.

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE K - STOCK INCENTIVE PLAN (Continued)

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

       There were no outstanding nor exercisable common stock purchase options at the beginning of 1999. The following table summarizes information concerning outstanding and exercisable options at December 31, 1999:

        Options Outstanding          Remaining                   Exercise
          & Exercisable                 Life                       Price
        -------------------        -------------                ------------
             251,000                 2.00 years                   $ 0.40
             135,000                 2.00 years                     0.50
             940,000                 3.00 years                     0.50
        -------------------        -------------                ------------
           1,326,000                 2.71 years                   $ 0.48
        ===================        =============                ============

       The common stock purchase options were issued for past services. Options to purchase approximately 1,326,000 million shares of common stock were granted at December 15, 1999 when the underlying stock was trading at $0.2188 per share. No option contracts were executed in 1999.

       At December 31, 2000, many of those eligible to receive Company options had entered into and executed contracts to purchase these options. The number of options subject to executed contracts and hence outstanding is 802,000. Some contracts were not signed or accepted, and as a result 524,000 options were canceled. At December 31, 2000, the outstanding and exercisable options had a remaining life of one to two years depending on the nature of the option granted, and had as strike price of $0.40 to $0.50 per share again depending on the nature of the option granted. No options were exercised in 2000 or by March 31, 2001.

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

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


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

       At December 31, 1999 the Board granted, but not issued, 297,500 shares of restricted stocks to certain eligible employees as millenium bonus for service to be provided by the employees in year 2000. These restricted shares were granted under the Company's 1997 Incentive Stock Plan. Stock issued before the performance of services are shown as a separate reduction of stockholders' equity in accordance with APB No. 25, "Accounting for Stock Issued to Employees". The aggregate value of the 297,500 shares was approximately $56,000. These restricted shares were issued in 2000 and are shown as a reduction of treasury stock.

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE L - OTHER INVESTMENTS

     Other investments consist of investments in venture capital partnerships and private companies, primarily comprised of hotel/motel properties and other real estate investments. The estimated other investments approximated the carrying amount at December 31, 2000 and 1999. The fair values of investments in venture capital partnerships and private companies were estimated based on financial condition and operating results, or other pertinent information. No dividends were received from other investments during the years shown.

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

                                                            December 31,
(in thousands)                                           2000         1999
-----------------------------------------------------------------------------
Cost method
Oil and gas                                            $ 691          $ 691
Hotels/motels                                            601            601
Real estate                                            2,123          1,981
Private companies                                      1,890            940
                                                      -------
Total                                                  5,305          4,213

     Investments in private companies in 2000 include a privately held computer software company $850,000, a software manufacturer $240,000, a telecommunication company $250,000 and an internet software company $550,000. Investments in private companies in 1999 include a privately held computer software company $750,000, a software manufacturer $40,000, and a telecommunication company $150,000. The investments that the Company has in real estate are corporate investees, which are subsidiaries of the company. These investments are recorded for under the cost and equity method in accordance with SOP 78-9. Equity investments are shown net of their share of income and losses for the year ended December 31, 2000 and 1999. Accumulated deficit during the development stage was not material in 2000 and 1999.

     The Company was not committed to make any additional investments in 2001.

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


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

     Margin loans in investment    The carrying amount of margin loans
       accounts -                  approximates its fair value.

     Long-term  debt -             The fair values of the Company's long-term
                                   debt either approximates  fair value or
                                   estimates using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     The carrying amounts and fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows:

        --------------------------------------------------------------------------------
        (in thousands)                       Amount        Value      Amount       Value
        --------------------------------------------------------------------------------
        Cash and cash equivalents          $   980      $   980    $  1,854     $  1,854
        Marketable securities                  183          183       1,914        1,914
        Receivables including
          employees and officers             6,102        6,092       4,891        4,832
        Other investments                    5,305        5,305       4,213        4,213
        Margin loans in investment
          accounts                              36           36         179          179
        Long-term debt                       5,323        5,323       3,455        3,455

     The carrying amounts in the table are included in the balance sheets under the indicated captions, except for notes receivable, which has several components on the balance sheet.

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE N - LEASE AND OTHER COMMITMENTS

     Operating lease commitments are primarily for the Company's shipping warehouse and equipment rentals. Rental expense amounted to $427,000, $710,000, and $498,000 for the years-ended December 31, 2000, 1999, and
     1998, respectively.

     Future minimum rental commitments are as follows:

        (in thousands)

        2001                                                   $ 610
        2002                                                     397
        2003                                                     272
        2004                                                     147
        2005                                                      98
        Thereafter                                                 -
                                                          -----------
        Total                                                $ 1,524
                                                          ===========

     The Company entered into an employment agreement with Mr. Cook, effective as of June 30, 2000, pursuant to which Mr. Cook serves as the Company's Chief Executive Officer and President. The agreement provides for a three year term beginning on June 30, 2000. Under the terms of the agreement, Mr. Cook receives an annual base salary of $325,000. Under the terms of the agreement, Mr. Cook may also receive additional bonuses or stock incentives for work as approved by the Board of Directors. To date, no such bonuses or incentives have been requested or approved. In addition, Mr. Cook is entitled to reimbursement for reasonable travel and business entertainment expenses authorized by the Company, as well as certain fringe benefits.

     The Company entered into an employment agreement with Cynthia Britten, effective November 1, 2000, pursuant to which Mrs. Britten serves as the Company's Chief Financial Officer. The agreement provides for a five year term beginning on November 11, 2001, and continuing through November 11, 2005. Under the terms of the agreement, Ms. Britten receives an annual base salary of $115,000 in year one, $125,000 in year two, $135,000 in year three, $145,000 in year four, and $155,000 in year five. Ms. Britten is also entitled to quarterly bonuses for timely filing of the Company's periodic and annual securities filings.

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE O - INCOME TAXES

     Provisions for (benefit from) income taxes in the consolidated statements of operations consist of the following components:

                                             Years ended December 31,
                                   -------------------------------------------
(in thousands)                         2000           1999          1998
--------------                     -------------------------------------------
Current:

     Federal                        $  (1,338)     $     -        $  3,219
     States                                              5             180
                                   -------------------------------------------
                                       (1,338)           5           3,399

Deferred:
     Federal                             (382)      (2,619)           (550)
     States                              (253)        (239)            (92)
                                   -------------------------------------------
                                         (635)      (2,858)           (642)
                                   -------------------------------------------
Total income taxes                   $ (1,973)     $(2,853)       $  2,757
                                   ===========================================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                       December 31,
                                                              --------------------------------
(in thousands)                                                     2000            1999
--------------
                                                              --------------------------------
Deferred tax assets and liabilities:
     Unrealized (gain) loss on trading securities              $      301        $     21
     Accelerated depreciation                                        (476)           (651)
     Deferred revenues                                                857           1,086
     Net Operating Loss                                               409               -
                                                              --------------------------------
     Deferred tax asset                                        $    1,091        $    456
                                                              ================================

     The reconciliation of the Federal statutory rate to effective income tax rate is as follows:

                                                      2000             1999         1998
                                                   ----------       ---------     --------
    Federal income tax rate                          (34.0%)         (39.0%)       35.0%
    Unrealized loss on trading securities              0.0             2.0         (9.1)
    Deferred revenues                                  0.0            (12.0)        23.1
    Accelerated depreciation                           0.0             7.0         (5.4)
    State income tax- net of federal tax benefit     (5.0%)              -          1.4
                                                   ----------       ---------     --------
    Effective income tax rate                        (39.0%)         (42.0%)       45.0%
                                                   ==========       =========     ========

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE O - INCOME TAXES (Continued)

     The net operating loss in 1999 will be carried back to earlier years under provisions of the tax law. An asset was recognized for the amount of refundable taxes under SFAS 109.

NOTE P - REVENUES AND OTHER COST OF REVENUE

                                           Years ended December 31,
                                 -------------------------------------------
        (in thousands)               2000           1999          1998
        --------------           -------------------------------------------
        Current:

             Federal              $  (1,338)     $     -        $  3,219
             States                                    5             180
                                 -------------------------------------------
                                     (1,338)           5           3,399
        Deferred:
             Federal                   (382)      (2,619)           (550)
             States                    (253)        (239)            (92)
                                 -------------------------------------------
                                       (635)      (2,858)           (642)
                                 -------------------------------------------
        Total income taxes         $ (1,973)     $(2,853)       $  2,757
                                 ===========================================


                                                                  Pager              Travel
                                          Seminar     Product    Service    Hotel    Related
        (in thousands)                    Revenue      Sales      Fees      Income   Service     Other     Total
        --------------                    -------      -----      ----      ------   -------     -----     -----
        Year Ended December 31, 1999
        Revenues, net of returns
        and discounts                     $ 59,242   $ 11,599    $5,395    $ 3,778   $2,157     $1,957   $ 84,128
                                         --------------------------------------------------------------------------

        Royalties to related party           2,407        379         -          -        -        193      2,979

        Speaker fees to related party           47          -         -          -        -         13         60

        Other costs of revenues             26,090      6,329       578      4,141       49        291     37,478
                                         --------------------------------------------------------------------------

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE P - REVENUES AND OTHER COST OF REVENUE (continued)


                                                                  Pager              Travel
                                          Seminar     Product    Service    Hotel    Related
        (in thousands)                    Revenue      Sales      Fees      Income   Service     Other     Total
        --------------                    -------      -----      ----      ------   -------     -----     -----

        Year Ended December 31, 1998
        Revenues, net of returns
        and discounts                    $ 78,191     $ 24,250    $8,427   $ 3,336    $ 2,320    $1,683    $118,207
                                       -----------------------------------------------------------------------------

        Royalties to related party          6,521        1,290         -         -          -         -       7,811

        Speaker fees to related party         378            -         -         -          -         -         378

        Other costs of revenues            28,943       14,721       525     4,265          8       112      48,574
                                       -----------------------------------------------------------------------------
        Total cost of revenues             35,842       16,011       525     4,265          8       112      56,763
                                       -----------------------------------------------------------------------------
        Gross Profit                     $ 42,349     $  8,239    $7,902   $  (929)   $ 2,312    $1,571    $ 61,444

NOTE Q - SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

     The Company paid $513,000, $1.753 million and $1.453 million in interest for the years ended December 31, 2000, 1999, and 1998, respectively.

     The Company purchased a three-story commercial building in July 1996, and relocated in January 1997. The $3.300 million purchase was financed with a $2.550 million mortgage with an interest rate of 8.375% per annum, and a down payment of $750,000. See Note G for more information regarding the debt.

     In December 1999, the Company sold 100% interest in three of its hotel properties collectively for $12,700,000. The three hotels are Best Western McCarran house in Sparks, Nevada, Airport Ramada Suites in Salt Lake City, Utah, and Sheraton hotel in Sparks, Nevada. After the buyer assumed all outstanding mortgage loans and other liabilities, the Company received net proceeds of $2,822,000, of which $410,000 is in cash, $362,000 in note receivable due in 2000, and $2,050,000 in note receivable due on January 1, 2003 at interest of 7% per annum.

     In 2000, the Company acquired five (5) parcels of land as investment which were financed through long term debt as follows:

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE Q - SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION (Continued)

     In May 2000, the Company purchased lots 2, 3 and 4 of Highland Meadows in Duvall, Washington. The purchase price was $570,000, which included a $100,000 down payment and an assumption of a promissory note for $470,000. See Note G for more information regarding the debt.

     On December 1, 2000, the Company purchased lots 13 and 31 of Diamond Ridge Estates Division I in Auburn, Washington. The purchase price was $388,500 for the two lots, which included a $10,000 down payment and an assumption of promissory notes for $195,000 and $195,653.61 to cover the balance of the purchase price of the lots and other miscellaneous charges. See Note G for more information regarding the debt.

     In 2000, the Company reclassed $2.045M of monies owed to Wade B. Cook to a promissory note, which is recorded in financial statements as long-term debt. This was previously recorded as due to related parties as a current liability.

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

     At December 31, 2000 and 1999, goodwill was $2.111 million and $2.187 million, and accumulated amortization was $153,000 and $127,000, recording net goodwill of $1.958 million and $2.060 million, respectively. The 1999 amounts were reduced by an impairment loss of $1.095 million.

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

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE S - ACCOUNTS PAYABLE NEGOTIATION (Continued)

     In 1999, as part of the Company's negotiation with its vendors, the Company used $130,000 of prepaid advertising credit, ITEX trade dollars (see Note
     I), to settle $160,000 accounts payable. Since no material gain or loss arose from such transaction, no extraordinary gain or loss was recognized.

NOTE T - PENDING LITIGATION AND LEGAL PROCEEDING

     During the year ended December 31, 2000, the Company resolved 12 of its previously reported legal proceedings. The following is a description of previously unreported material threatened or pending legal proceedings and updated information regarding previously reported material threatened or pending legal proceedings to which the Company or any of its subsidiaries is a party or which any of their properties is subject as to which there were material developments:

     Settled Wade B. Cook v. Anthony Robbins, Robbins Research International, Inc. and Charles Mellon. On June 18, 1997, the Company filed a copyright infringement suit on behalf of Mr. Cook in the United States District Court, Western District of Washington against Anthony Robbins and motivational speaker and a related business entity Robbins' Research International, Inc. (the "Defendants") On October 1, 1998, a jury found for Mr. Cook and the Defendants were ordered to pay an award of $655,900. On December 16, 1998, the presiding District court vacated the damages award. The Company appealed the vacation of damages. In the fourth quarter of 2000, the Ninth Circuit set aside the District courts vacation of damages, and ordered the Defendant to pay initial jury award of $655,900. This case has not been further appealed.

     Settled Wade Cook Seminars, Inc. v Anthony Robbins, Option Management, Inc., Charles Mellon and Robbins Research International, Inc. On October 4, 1996, the Company and Mr. Cook filed a complaint in Superior Court of King County in the State of Washington against the above named defendants. The Company and Mr. Cook alleged damages and injunctive relief for unfair competition, misappropriation of trade secrets, breach of non-compete agreements, and inducement to breach non-compete agreements. On November 26, 1997, the Court dismissed the claims for unfair competition and misappropriation of trade secrets. The Company appealed the superior court's dismissal, and on April 12, 1999, the Washington State court of appeals reversed the trial court and remanded the case for further proceedings. In December of the year 2000, the Company entered into a confidential settlement agreement with the defendants ending the case.

     Remaining Active Legal Proceedings:

     Stock Market Institute of Learning, Inc. v. Preston Christiansen, Panorama Capital, Inc., and Bull by the Horns. On January 20, 2000, the Company filed in United States District Court for the Western District of Washington against the defendants named above. The Company filed on the grounds that the defendants breached non-compete and confidentiality agreements with the Company, breached fiduciary duties owed to the Company, tortiously interfered with the business relations, violated the Uniform Trade Secrets Act ("UTSA"), and committed copyright infringement with respect to the Company's proprietary materials. The Company seeks a minimum of $150,000 in damages, an injunction against competition, attorney fees, and double damages for violations under the UTSA. In March 2000, the Company entered into binding arbitration with the defendants. Currently, all parties are awaiting the arbitrator's decision.

     Michael Glover and MMD Investments Limited Partnership v. Wade Bruce Cook, Wade Cook Seminars, Inc., Wade Cook Financial Corporation, et. al. On September 14, 1999, Michael Glover and MMD Investments (the "Plaintiffs") filed suit in the 11th Judicial District Court of San Juan New Mexico against the Company. The complaint alleges that Wade Cook and the Company violated the New Mexico Unfair Practices Act section 57-12-1 et seq. through the commission of fraud; civil conspiracy, civil aiding and abetting, and negligent

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE T - PENDING LITIGATION AND LEGAL PROCEEDING (Continued)


     misrepresentation. The plaintiffs allege that they have suffered actual damages of $204,000, and in addition to demanding such actual damages are seeking treble damges, attorney fees, and exemplary damages. The case is currently in the discovery stage litigation. No trial date has been set. The Company believes that is has not engaged in any unlawful practices and intends to defend itself vigorously in this matter. The Company has not yet determined the impact on its financial statements, and has not made provision for losses, if any.

     Tom Cloward: In re Information Quest, Inc. The Company has been advised by Tom Cloward, former Chief Information Officer of the Company and a former director of Information Quest, Inc., that Mr. Cloward is seeking royalty payments equal to 2.5% of the gross revenues derived from the Sale of IQ Pagers. Information Quest, Inc. is a wholly owned subsidiary of the Company that markets and sells the IQ Pager (a pager and related services) that provides the user with stock market information. Mr. Cloward claims royalties based on the terms of a purported agreement between Mr. Cloward and the Company. On April 15, 1999, Mr. Cloward's legal counsel sent a letter threatening suit in the event settlement in the above matter could not be reached. Binding arbitration has been scheduled for the June 15-16, 2001. The Company has not yet made an estimate of its potential exposure or determined the impact on its financial statement, and has not made provisions for losses, if any.

     Kevin Carroll v. Wade Cook Seminars, Inc., Wade B. Cook, Entity Planners, Inc. ("EPI"), and Norman Ovitt. On June 17, 1999, Kevin Carroll filed a civil lawsuit against the Company and Wade Cook (the "defendants") in the District Court of the 126th Judicial District for Travis County, Texas. Mr. Carroll alleges that he lost money after relying on information given by the defendants and using their products. Mr. Carroll has requested relief for his actual damages, attorney fees, pre and post-judgement interest, and related costs. Mr. Carroll also alleges that the defendants knowingly engaged in deceptive acts and practices, and requests additional damages as provided for under section 17.50(b)(1) of the Texas Business and Commerce Code. Mr. Carroll seeks approximately $200,000 to $600,000 in actual damages. Currently, the case is in the discovery stage of litigation. The trial date is set for June 17, 2001. The Company has not yet made an estimate of its potential expose or determined the impact on its financial statements and has not made provision for losses, if any.


NOTE U - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

     In the fourth quarter of 2000, the Company recorded the following:

       Tax Assessment accrual                                 $   180,000
       Loss on disposal of land                                   340,000
       Estimated loss from a loss contingency                     400,000
       Deferred tax benefit                                    (1,186,000)
       Income Tax Receivable                                    1,338,000

NOTE V

     Resolution of Regulatory Investigations. During 2000, the Company resolved a number of previously reported legal proceedings and investigations, namely investigations by the Federal Trade Commission ("FTC"), Washington Department of Financial Institutions, and the Consumer Affairs Divisions of 14 states. Pursuant to a resolution of these proceedings, the Company has entered into individual agreements (the

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE V (Continued)


     "Agreements") with the FTC and 14 states, the terms of which relate to the Company's future advertising practices and the implementation of a consumer redress program. As a result of these Agreements, the states of Texas and California dropped all lawsuits and investigations involving the Company, and the Department of Financial Institutions for the State of Washington ended its four year investigation of the Company without any specific finding of fact or law. Under the consumer redress portion of the Agreements, the Company will be responsible for refunding to a limited number of former customers money paid to attend the Company's seminar the "Wall Street Workshop(TM)". The Company's preliminary estimates indicate that potential exposure for refunds under the consumer redress program may range between $400,000 and $2,000,000. Based upon the quantity and quality of current responses under the consumer redress program, the Company believes that exposure will trend to the lower limits of this range. In addition to redress issue, the Company agreed to donate $400,000 among the 14 states for consumer education. As of December 31, 2000 the Company was current with these consumer education payments, having paid $100,000 of the $400,000 payable. The Company has accrued $400,000 of the potential estimated loss for the consumer redress program under Redress Program and $400,000 for the amounts earmarked for consumer education under Consumer Education. Both the Redress Program and Consumer education are contained in short-term liabilities.


NOTE W - DISCONTINUED OPERATIONS

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

     As a result of the sale of EPI, the licensing agreement between the Company and EPI was transferred to the new owners of EPI. The agreement provides for aggregate licensing fees of $17.720 million payable with future cash flows of the business transferred. The payment schedule requires, on a weekly basis, the remittance of an amount ranging from 70% to 75% of net sales or 30% of gross sales, whichever greater, for a period of five years. In June of 1999, the five-year licensing agreement was mutually terminated by the parties, and the Company entered into a temporary licensing arrangement with EPI. Under the temporary licensing arrangement, the Company receives payments in the form of marketing fees equal to 35% of EPI's gross sales proceeds. Total licensing revenue for the years ended December 31, 2000 and 1999 were $1.6 million and $2.7 million, respectively.

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE X - SEGMENT REPORTING

     The Company operates through six business segments: seminars, product sales, hotels, pager services, travel services, and other. However, the hotel segment was discontinued by the end of 1999. The seminar segment conducts educational investment and business seminars. The product sales includes the publishing and distribution of video tapes, audio tapes, and written materials designed to teach various investment and cash flow strategies for investing in the stock market, asset protection and asset accumulation techniques or strategies. The hotel segment includes the ownership of operating hotels. The pager services segment produces the IQ Pager, which provides subscribers with paging services for stock related information. The travel service is a travel agency that is also in the business of selling travel agent training kit. The other segment includes retail book sales, interest in real estate ventures, and an inter-company advertising agency.

     Information on the Company's business segments for the years ended December 31,

        (in thousands)
                                                    2000             1999            1998
                                                 ----------       ----------      ----------
        NET REVENUES AND SALES
        Seminars                                  $ 47,827         $ 59,242        $ 78,191
        Products sales                               7,806           12,955          24,355
        Hotels                                           -            3,778           3,336
        Pager service                                1,435            5,395           8,427
        Travel service                               1,883            5,730           5,874
        Other                                        2,393            5,360           8,576
        Less: inter-company sales                   (2,209)          (8,332)        (10,552)
                                                 ----------       ----------      ----------
                                                  $ 59,135         $ 84,128       $ 118,207
                                                 ==========       ==========      ==========
        COST OF SALES
        Seminars                                  $ 21,426         $ 28,544       $  35,842
        Products sales                               4,541            6,708          16,011
        Hotels                                           -            4,141           4,265
        Pager service                                  329              578             525
        Travel service                                  12               49               8
        Other                                        1,615              497             112
                                                 ----------       ----------      ----------
                                                  $ 27,923         $ 40,517       $  56,763
                                                 ==========       ==========      ==========

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE X - SEGMENT REPORTING (Continued)

        (in thousands)
                                                    2000             1999             1998
                                                 ----------       ----------       ----------
        OPERATING INCOME (LOSS)
        Seminars                                 $ (2,153)         $ (4,479)       $     483
        Products sales                             (1,773)           (1,442)             813
        Hotels                                          -              (363)            (432)
        Pager services                                745               847            2,494
        Travel services                              (506)             (716)             508
        Other                                        (198)               43              419
        Less: inter-company sales                    (107)           (1,148)            (731)
                                                 ----------       ----------       ----------
                                                   (3,992)           (7,258)           3,554
        Other income (expense)                     (1,069)              602            1,656
                                                 ----------       ----------       ----------
        Income (loss) from continuing
        operations before income taxes             (5,061)         $ (6,656)       $   5,210
                                                 ==========       ==========       ==========

        IDENTIFIABLE ASSETS
        Seminars                                 $      -          $      -        $       -
        Products sales                                490               517              487
        Hotels                                          -                 -           13,482
        Pager services                              1,222             1,198            1,521
        Travel services                                71                73               18
        Other                                           7             1,576            3,084
                                                 ----------       ----------       ----------
        Segmented assets                            1,790             3,364           18,592
        Corporate assets                           14,136            13,617           14,199
                                                 ----------       ----------       ----------
        Total identifiable assets                  15,926            16,981           32,791

        ACCUMULATED DEPRECIATION
         AND AMORTIZATION
        Seminars                                        -                 -                -
        Products sales                                383               333              264
        Hotels                                          -                 -              293
        Pager services                                600               358              257
        Travel services                                36                 9                1
        Other                                           4               183              111
                                                 ----------       ----------       ----------
        Segmented assets depreciation and
        amortization                                1,023               883              926
        Corporate asset depreciation and
        amortization                                5,494             4,000            2,662
                                                 ----------       ----------       ----------
        Total accumualted depreciation and
        amortization                                6,517             4,883            3,588
                                                 ----------       ----------       ----------
        Net identifiable assets                  $  9,409          $ 12,098        $  29,203
                                                 ==========       ==========       ==========

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE X - SEGMENT REPORTING (Continued)

        (in thousands)
                                                    2000             1999             1998
                                                 ----------       ----------       ----------
CAPITAL EXPENDITURES
    Seminars                                     $      -          $      -        $       -
    Product sales                                     (27)               30              487
    Hotels                                              -           (13,482)          13,482
    Pager services                                     24              (323)           1,521
    Travel services                                    (2)               55                -
    Other                                          (1,569)           (1,508)           3,084
                                                 ----------       ----------       ----------
Total segment expenditures                         (1,574)          (15,228)          18,574
    Corporate expenditures                            519              (582)           2,162
                                                 ----------       ----------       ----------
Total capital expenditures                         (1,055)         $(15,810)       $  20,736
                                                 ==========       ==========       ==========


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

NOTE Y - SUBSEQUENT EVENTS

     Investment in Non-Marketable Securities.

     In May of 2000, the Company was informed by the management of Surfbuzz, that Surfbuzz was a defendant of a patent infringement suit with respect to technology used in the operation of that business. As a result of the patent infringement suit, operations at Surfbuzz were halted. In an effort to avoid losses on its investment in Surfbuzz, the Company held discussions with the initial promoters (the "Promoters") of Surfbuzz to develop a plan for protecting the Company's investment. As a result of these discussions, the Company entered into a related Stock Purchase Agreement for the purchase of common stock in a company named Sundog Technologies, Inc. ("Sundog"). The Company entered into this stock purchase agreement on January 31, 2001. Sundog is a Delaware corporation organized in 1992 for the purpose of seeking and acquiring business opportunities. Under the Stock Purchase Agreement, the Company surrendered 250,000 shares of Surfbuzz common stock for 100,000 shares of Sundog, and paid $4,000 in additional transfer costs. As a result of this transaction, the Company become the owner of 100,000 shares of Sundog common stock with a basis equal to the cost value of

                 WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE Y - SUBSEQUENT EVENTS (Continued)

     the surrendered stock. Sundog has approximately 23,900,000 shares issued and outstanding, and currently reports to the Securities and Exchange Commission on the Form 10-QSB. Surbuzz has since changed its corporate name to Akron, Inc. The Company continues to work with Promoters concerning its remaining $200,000 investment in Surfbuzz stock.

     Earthquake and Flooding Damage.

     On February 28, 2001, an earthquake (the "Earthquake") measuring 6.8 on the Richter scale struck Western Washington. (For a more complete description, please see the Liquidity section of Management's Discussion and Analysis contained in this report). In concert with the earthquake, Wade Cook Financial Corporation's ("WCFC") corporate headquarters (the "Headquarters"), located in Seattle, Washington, experienced severe localized flooding (the "Flooding"). Although no official estimates of damage have been made, local city officials have estimated that damage to the Headquarters could run into the millions of dollars, not including damage to personal property, equipment, or fixtures. At this time, the Company is unable to accurately estimate the extent of property damage, lost profits, and associated expenses incurred on account of the Earthquake and the Flooding, but believes it could be material. In addition to clean-up, expense reduction measures, and restoration efforts, the Company has contacted its insurance carrier, Capital One Indemnity Insurance Company (the "Insurer"), and has tendered claims for Earthquake and Flooding damage.

     Sale of Company Property

     In March of 2001, the Company sold its ownership interests in a building and attached property located in Tacoma, Washington for at total purchase price of approximately $750,000. The Company received payment in the form of cash or cash equivalent.

NOTE  Z - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained a significant operating loss for the year ended December 31, 2000 and 1999. In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 2000 and 1999, current liabilities exceed current assets by $1.329 million and $2.789 million, respectively.

     In view of these matters, realization of a major portion of the assets in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its working capital requirements, and the success of its future operations. Management has taken steps to reduce costs, improve profitability, and liquidity. By closing many of the unprofitable Education Centers, the Company has redirected its focus on its core business of conducting education investment seminars. In addition, the reduction of employees and management's control of variable costs resulted in greater efficiency and a decrease in selling, general and administrative costs. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Wade Cook Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 16, 2001.

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

Signature                       Title                               Date
---------                       -----                               ----


/s/ Wade B. Cook               Chief Executive Officer          April 16, 2001
---------------------------
Wade B. Cook


/s/ Cynthia Britten            Chief Financial Officer          April 12, 2001
---------------------------
Cynthia Britten


/s/ Laura Cook                 Director/Secretary               April 16, 2001
---------------------------
Laura Cook


/s/ Robert Hondel              Director                         April 13, 2001
---------------------------
Robert Hondel


/s/ Robin Anderson             Director                         April 16, 2001
---------------------------
Robin Anderson


/s/ Kenneth Roberts            Director                         April 12, 2001
---------------------------
Kenneth Roberts


/s/ Joel Black                 Director                         April 16, 2001
---------------------------
Joel Black


/s/                             Director                         April --, 2001
---------------------------
Janice Leysath


/s/ Dan Wagner                  Director                         April 16, 2001
---------------------------
Dan Wagner


/s/ Gene Stevens                Director                         April 16, 2001
---------------------------
Gene Stevens


/s/                             Director                         April --, 2001
---------------------------
Angela Pirtle

                                 EXHIBIT INDEX
                                 -------------

   Exhibit No.      Description
   -----------      -----------
   2.1(5)           Stock Purchase  Agreement  dated June 30, 1998, by and among the Company,  Entity Planners,  Inc., and Berry,  Childers &
                    Associates, L.L.C.


   2.2(5) Amendment to Stock Purchase Agreement dated September 30, 1998 by and among the Company, Entity Planners Inc. and Berry, Childers & Associates, L.L.C.


   2.3(1) Purchase and Sale Agreement, dated July 4, 1996, between United Support Association and Seller

   2.4(1) All Inclusive Trust Deed dated March 8, 1997, for the purchase and assumption of certain real-estate by Rising Tide, LTD from East Bay Lodging Association, LTD

   2.5(2) Share Exchange Agreement, dated January 1, 1998, between Wade Cook Financial Corporation and Information Quest, Inc.

   2.6(2) Stock Purchase Agreement, dated August 8, 1997, between Profit Financial Corporation and Curtis A. Taylor and Stanley J. Zenk regarding Worldwide Acquisition.

   2.7(2) Stock Purchase Agreement, dated August 1, 1997, between Wade Cook Financial Corporation and John V. Childers, Sr., Brenda Childers, Tracy Allan Childers and John V. Childers, Jr. regarding Ideal Acquisition.

   2.8(2) Share Exchange Agreement, dated August 15, 1997, between Profit Financial Corporation and Gold Leaf Press, Inc.

   2.9(2) Share Exchange Agreement, dated August 15, 1997, between Profit Financial Corporation and Origin Book Sales, Inc.

   2.10(3) Assignment and Assumption of Interest, Consent Agreement, Memorandum of Terms re: Airport Hotel Partners, L.L.C.

   2.11(3)          Limited Liability  Company Interest  Purchase  Agreement re:
                    Woods Cross Hotel Partners, L.C. dated November 29, 1997

   2.12(3) Limited Liability Company Interest Purchase Agreement with exhibits re: Park City Hotel Partners, L.C. dated February 4, 1997

   2.13(3) Memorandum of Terms, Assignment and Assumption of Interest, Warranty Deed re: Airport Lodging Associates, L.L.C.

   2.14(4) Share Exchange Agreement , dated January 1, 1998, between WCFC & Quantum Marketing, Inc.

   2.15(4) Stock Assignment Agreement dated January 1, 1998, between WCFC & Glendon H. Sypher

   3.1(2)           Articles of Incorporation of Wade Cook Financial Corporation

   3.2(2)           Bylaws of Wade Cook Financial Corporation

   4.1(2)           Form of  Wade  Cook  Financial  Corporation's  Common  Stock
                    Certificate

  *10.1(2)          1997 Stock Incentive Plan of Wade Cook Financial Corporation

   10.2(2)          Form of  Indemnification  Agreement  of Wade Cook  Financial
                    Corporation

   10.3(1) Product Agreement, dated June 25, 1997, and effective as of July 1, 1997, among Wade Cook Seminars, Inc., Money Chef, Inc., and Wade B. Cook

   Exhibit No.      Description
   -----------      -----------
   10.4(1)          Agreement  dated February 1, 1996,  between Wade B. Cook and
                    Lighthouse Publishing Group, Inc.

   10.5(1) Amended Agreement, dated June 26, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

   10.6(1) Agreement Dated January 1, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

   10.7(1) Amended Agreement dated June 26, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

   10.8(1) Agreement dated March 1, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

   10.9(1) Agreement dated May 1, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

  *10.10(1)         Employment  Agreement  dated June 26,  1997,  by and between
                    Wade Cook Seminars, Inc., and Wade B. Cook

   10.11(1) Commercial Lease dated June 25, 1997, by and between Wade Cook Seminars, Inc. and U.S.A. Corporate Services, Inc.

   10.12(1) Agreement dated November 1, 1996, between Wade B. Cook and Lighthouse Publishing Group, Inc.

   10.13(1) Secured Loan Agreement and Promissory Note (Secured) between U.S.A., Wade Cook Seminars, Inc. and Newstart Centre, Inc.

   10.14(2) Open-Ended Product Agreement, dated March 20, 1998, between Wade Cook Financial Corporation and Wade B. Cook

   10.15(3) Product Agreement, dated March 23, 1998, between Planet Cash, Inc., Steven Allyn Wirrick and Wade Cook Financial Corporation

   10.16(3) Stock Assignment Agreement, dated January 1, 1998, between Get Ahead Bookstores, Inc., Glendon H. Sypher and Wade Cook Financial Corporation

   10.17(2) Product Agreement, dated March 23, 1998, between Wade Cook Financial Corporation, Information Quest, Inc. and Thomas Cloward

   10.18(2) Share Exchange Agreement, dated September 12, 1997, between Profit Financial Corporation and Applied Voice Recognition, Inc.

   10.19(2) Publishing Agreement, effective October 1, 1997 and signed January 12, 1998, between Lighthouse Publishing Group, Inc. and Wade B. Cook

   10.20(2) Secured Loan Agreement, Promissory Note, and Certificate of Delivery and Receipt of Documents, dated May 23, 1997, between USA/Wade Cook Seminars, Inc. and Newstart Centre, Inc.

   10.21(2) Secured Loan Agreement, Promissory Note, and Certificate of Delivery and Receipt of Documents, dated June 20, 1997, between Wade Cook Seminars, Inc. and Newstart Centre, Inc.

   10.22(2) Secured Loan Agreement, Promissory Note, and Certificate of Delivery and Receipt of Documents, dated July 25, 1997, between Wade Cook Seminars, Inc. and Newstart Centre, Inc.

   Exhibit No.      Description
   -----------      -----------
   10.23(2)         Secured Loan Agreement,  Promissory Note, and Certificate of
                    Delivery and Receipt of Documents, dated August 22, 1997, between Information Quest, Inc. and Newstart Centre, Inc.

   10.24(2) Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents, dated October 9, 1997, between Information Quest, Inc. and Newstart Centre, Inc.

   10.25(2) Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents, dated October 9, 1997, between Left Coast Advertising, Inc. and Newstart Centre, Inc.

   10.26(2) Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents dated August 19, 1997, between Left Coast Advertising, Inc. and Newstart Centre, Inc.

   10.27(3) Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents, dated January 20, 1998, between Wade Cook Seminars, Inc. and Newstart Centre, Inc.

   10.28(2) Secured Promissory Note, dated July 31, 1997, between Wade Cook Seminars, Inc. and Robert and Meda Hondel

   10.29(3) Secured Promissory Note, dated June 18, 1997, between Paul and Laurie Cook and Wade Cook Seminars, Inc.

   10.30(3) Secured Promissory Note, dated January 1, 1998, between Paul and Laurie Cook and Wade Cook Seminars, Inc.

   10.31(3) Warranty Deed, Articles of Organization re: Red Rock Lodging Associates

   10.32(4) Contract for Sale of Real Estate dated January 20, 1998 by and between Ideal Travel Concepts, Inc. and/or assigns and Kenneth B. Lenoir

   10.33(5) Exclusive Product License Agreement dated June 30, 1998 by and between Wade B. Cook, and Entity Planners, Inc.

   10.34(5) Exclusive Product License Agreement dated June 30, 1998 by and between Wade Cook Financial Corporation, and Entity Planners, Inc.

   10.35(5) Open Ended Product Agreement between the Company and Wade Cook dated March 20, 1998

   10.36(5) Amendment to the Open Ended Product Agreement dated November 13, 1998 by and between the Company and Wade Cook

   10.37(6) Assignment and Assumption of Interest dated August 22, 1996 by and between Zion's Management and Development Co., Airport Lodging Associates L.C. and Wade Cook Seminars, Inc.

   10.38(6)         Real Estate  Purchase  Contract  dated  August 22, 1997 (St.
                    George Hilton)

   10.39(6) Addendum No. 1/Counteroffer to Real Estate Purchase Contract dated August 1997 (St. George Hilton

   Exhibit No.      Description
   -----------      -----------
   10.40(6)         Real Estate  Lease dated July 16, 1998  between  Origin Book
                    Sales, Inc. and California Avenue Associates, LLC.

   10.41(6)         Form of Speaker Agreement

   10.42(6)         Agreement  dated December 11, 1998 between THH Ventures L.C.
                    and the Company

   10.43(7) Assignment Agreement dated December 15, 1999 by and between Wade Cook Financial Corporation and Never Ending Wealth, L.P.

   10.44(7)         Purchase  and Sale  Agreement  for  Hotel  Properties  dated
                    December 1999 by and between Bountiful Investment Group, Inc. and Eagle Rock Finance, L.C.

   10.45(7) Promissory Note dated December 20, 2000 made by Stock Market Institute of Learning, Inc. in favor of Sun Life Assurance Company of Canada

   10.46(7) Promissory Note dated June 1999 made by Quantum Marketing, Inc. in favor of Habib American Bank

   10.47(8) Promissory Note in favor of Never Ending Wealth, L.P. dated September 30, 2000

   10.48* Employment Agreement dated June 30, 2000 Wade B. Cook, individual and Wade Cook Financial Corporation

   10.49* Employment Agreement dated November 11, 2000 Wade B. Cook, president of Wade Cook Financial Corp and Cynthia C. Britten CPA.

   10.50 Sublease dated September 2000 between Papercraft, LLC, a Delaware limited liability company ("Sublessor"), and Wade Cook Financial Corp. (WCFC) dba Quantum Marketing

   10.51 Third Amendment to Open-Ended Product Agreement dated March 15, 2000 between Wade Cook Financial Corporation and Wade B. Cook

   16.1(9)          Letter re: Change in Certifying Accountant

   99.1(8) Consent Decree between the Federal Trade Commission, as plaintiff, and the Company, as defendant, entered with the U.S. District Court, Western District of Washington on October 13, 2000. (Confidential treatment has been granted as to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.)

---------------
(*) This document has been identified as a management contract or compensatory plan or arrangement.
(1) Previously filed as an exhibit to the Company's registration statement on Form 10 filed with the SEC on April 30, 1997, as amended on June 29, 1997 and September 24, 1997
(2) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1998
(3) Previously filed as an exhibit to the Company's Form 10-K/A filed with the SEC on July 20, 1998
(4) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on August 8, 1998
(5) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 16, 1998
(6) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1999
(7) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 2000
(8) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 14, 2000
(9) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on December 4, 2000