Form 10-Q
period 2001-03-31
WADE COOK FINANCIAL CORP
filed 2001-05-15
CIK 894417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of outstanding shares of the registrant's common stock, $0.001 par value, as of March 31, 2001 was 64,058,948 shares.

                         WADE COOK FINANCIAL CORPORATION
                                    Form 10-Q
                                      Index



PART I --FINANCIAL INFORMATION ...............................................1

Item 1:  Financial Statements ................................................1

         Condensed Consolidated Balance sheets
           as of December 31, 2000 and March 31, 2001.........................1

         Condensed Consolidated Statements of Operations
           for the three months ended March 31, 2000 and 2001.................3

         Condensed Consolidated Statements of Cash Flows
           for the three months ended March 31, 2000 and 2001.................4

         Notes to Financial Statements........................................5


Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...........................................8


Item 3:  Quantitative and Qualitative Disclosures About Market Risk ..........14


PART II -- OTHER INFORMATION .................................................15


Item 1.  Legal Proceedings ...................................................15


Item 2.  Changes in Securities ...............................................15


Item 3.  Defaults Upon Senior Securities .....................................15


Item 4.  Submission of Matters to a Vote of Security Holders .................15


Item 5.  Other Information ...................................................15


Item 6.  Exhibits and Reports on Form 8-K ....................................15

Signatures....................................................................16

PART I -- FINANCIAL INFORMATION

Item 1: Financial Statements

                Wade Cook Financial Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


(in thousands)                                                 March 31, 2001     December 31, 2000
                                                               --------------     ------------------
Assets:
  Current Assets:
    Cash and cash equivalents                                      $ 1,292             $   980
    Marketable securities                                              465                 183
    Receivables, trade and credit card                               1,520               2,165
    Inventory                                                        2,000               1,915
    Notes receivables                                                    -                   -
    Receivables, related parties/employees                             256                 248
    Deferred tax assets                                              1,238               1,091
    Income tax refund receivable                                     1,795               1,795
    Prepaid                                                            113                  97
                                                               --------------     ------------------
  Total current assets                                               8,679               8,474
                                                               --------------     ------------------
  Property, plant and equipment, net of depreciation                 8,461               9,409
                                                               --------------     ------------------
  Goodwill, net of amortization                                      1,996               2,002
                                                               --------------     ------------------
  Other assets:
  Other investments                                                  5,008               5,305
  Deposits                                                             100                 100
  Notes receivable, related parties/employees                        1,655               1,639
  Notes receivable                                                   2,050               2,050
                                                               --------------     ------------------
  Total other assets                                                 8,813               9,094
                                                               --------------     ------------------
Total assets                                                       $27,949             $28,979
                                                               ==============     ==================

                 See notes to consolidated financial statements


(in thousands)                                                 March 31, 2001     December 31, 2000
                                                               --------------     ------------------

Liabilities and Shareholders' Equity:
  Current liabilities:
    Current portion of long-term debt                              $   379             $   564
    Accounts payable                                                 4,187               5,004
    Accrued liabilities                                                778                 914
    Margin loans in investment accounts                                226                  36
    Payroll and other accrued taxes                                  1,054                 887
    Accrued income taxes                                                 3                   3
    Deferred revenue                                                 2,062               2,051
    Payables, related parties                                          242                 344
                                                               --------------     ------------------
  Total current liabilities                                          8,931               9,803

Due to related party                                                 2,045               2,045
Long-term debt                                                       3,246               3,278
Deferred revenue                                                       271                 146
                                                               --------------     ------------------
Total long-term liabilities                                          5,562               5,469
                                                               --------------     ------------------
Total liabilities                                                   14,493              15,272
                                                               --------------     ------------------
Minority interest                                                      413                 410
                                                               --------------     ------------------
Shareholders' Equity
    Preferred stock                                                      -                   -
    Common stock                                                        64                  64
    Paid-in capital                                                  4,845               4,845
    Prepaid advertising                                               (170)               (170)
    Retained Earnings                                                8,921               9,145
                                                               --------------     ------------------
                                                                    13,660              13,884
                                                               --------------     ------------------
  Less: common stock in treasury at cost:                             (617)               (587)
                                                               --------------     ------------------
Total shareholders' equity                                          13,043              13,297
                                                               --------------     ------------------
Total liabilities, minority interest, and stockholders'
  equity                                                           $27,949             $28,979
                                                               ==============     ==================

                 See notes to consolidated financial statements

                Wade Cook Financial Corporation and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                               For the Three Months Ended
                                               --------------------------

(in thousands, except per share data)            March 31,       March 31,
                                                   2001            2000
                                               ------------     -----------
Revenue, net of returns and discounts            $12,277          $19,363
                                               ------------     -----------
Costs and expenses:
  Cost of revenue                                  4,908            6,436
  Selling, general and administrative              7,711           12,598
                                               ------------     -----------
Total operating costs                             12,619           19,034
                                               ------------     -----------
Income (loss) from operations                       (342)             329
                                               ------------     -----------
Other income (expense):
  Interest and dividends                              62                -
  Gain (loss) on trading securities                 (679)             217
  Interest expense                                  (109)             (62)
  Recovery of loss on investments                      -              124
  Other                                              701              184
                                               ------------     -----------
Total other income (expenses)                        (25)             463
                                               ------------     -----------
Income before income taxes                          (367)             792
                                               ------------     -----------
Provision for income taxes (tax                     (147)             269

Minority Interest                                      4                3
                                               ------------     -----------
Income from continuing operations                $  (224)         $   526
                                               ------------     -----------
Net income (loss)                                $  (224)         $   526
                                               ============     ===========
Earnings per share
  Income from continuing operations              $  0.00          $  0.01
                                               ------------     -----------
Net income                                       $  0.00          $  0.01
                                               ============     ===========
Weighted average number of shares                 64,059           64,049


                 See notes to consolidated financial statements

                Wade Cook Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)




                                                                           Three Months Ended
                                                                  -----------------------------------
(in thousands)                                                    March 31, 2001       March 31, 2000
                                                                  --------------       --------------

Cash provided by (used in) operations                                $(118)                $ (296)

 Cash provided by (used in) investing activities                       427                   (642)

Cash used in financing activities:
     Net (payments) borrowings                                           3                    (75)
                                                                  --------------       --------------
Net increase (decrease) in cash                                       $312                $(1,013)
                                                                  ==============       ===============






                 See notes to consolidated financial statements

                Wade Cook Financial Corporation and Subsidiaries
                      Notes to Interim Financial Statements
                                 March 31, 2001


1.   Basis for Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to "Factors Affecting Future Results," and to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Earnings per Share

     Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.

3.   Discontinued Operations

     In June 1998, the Company, through SMILe entered into a Stock Purchase/Licensing Agreement pursuant to which it divested its interest in Entity Planners, Inc. ("EPI") in exchange for $250,000. Under the Licensing portion of the Agreement, the Company entered into a five year licensing agreement pursuant to which the Company was entitled to receive up to an aggregate of $17,470,000 in licensing fees. Berry, Childers, & Associates was the purchaser of EPI. EPI was subsequently transferred to the Anderson Law Group, P.C. ("ALG").

4.   Licensing Arrangement

     In June of 1999, the five year licensing agreement was mutually terminated by the parties and the Company entered into a temporary licensing arrangement with ALG. Under the temporary licensing arrangement, the Company receives payments in the form of marketing fees equal to 35% of ALG's gross proceeds from select services. During the first fiscal quarter of 2001, the Company received $362,000 in marketing fees from ALG.

5.   Contingencies

     The Company is subject to a small number of legal proceedings and claims, which were discussed in detail in the Form 10-K for fiscal 2000, and other documents previously filed with the Securities and Exchange Commission. The Company is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. The results of the Company's legal proceedings cannot be predicted with certainty; however, although management does not presently anticipate liability related to many of the legal proceedings and claims that would have a material adverse effect on its financial condition or result of operations, it has not yet made an estimate of its potential exposure in several pending proceedings and investigations or determined the impact of adverse results in such matters on its financial statements.

6.   Segment Reporting

     During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that companies report information about operating segments, based on the approach that management utilizes to organize the segments for management reporting and decision making.

     The Company operates through five business segments: Seminars, Product Sales, Pager Services, Travel Services, and Other. The Seminar segment primarily conducts educational seminars on strategies for trading in the stock market and buying and selling real estate. The Product Sales segment includes the publishing and distribution of books, CDs, videotapes, audio tapes, and written materials designed to teach various trading and cash flow strategies for trading in the stock market, asset protection, and asset accumulation techniques. The Pager Services segment produces the IQ Pager, which provides subscribers with paging services for stock related information. The Travel Service segment is a travel agency that is also in the business of selling travel agent training kits. The Other segment includes retail book sales, interest in real estate ventures, and an inter-company advertising agency.


     Information on the Company's business segments for the three months ended March 31,

      (in thousands)                                2001               2000
                                                 ---------          ---------
      Net revenues and sales
          Seminars                               $10,026             $15,556
          Product sales                            1,523               2,744
          Pager service                              339                 338
          Travel service                             429                 685
          Other                                      881                 771
          Less: inter-company sales                 (921)               (731)
                                                 ---------          ---------
                                                 $12,277             $19,363
                                                 =========          =========
     Cost of sales
          Seminars                               $ 3,479             $ 5,170
          Product sales                              759               1,381
          Pager service                               53                 109
          Travel service                               -                   -
          Other                                      642                 467
          Less: inter-company sales                  (25)               (691)
                                                 ---------          ---------
                                                 $ 4,908             $ 6,436
                                                 =========          =========
    Operating income
          Seminars                               $  (511)            $   410
          Product sales                             (317)               (160)
          Pager service                              222                 106
          Travel service                             100                  66
          Other                                      179                 (11)
          Less: inter-company sales                  (15)                (82)
                                                 ---------          ---------
                                                 $  (342)            $   329
                                                 =========          =========

    (in thousands)                                March 31,        December 31,
                                                    2001              2000
                                                ------------       ------------
    Net Identifiable assets
          Seminars                                     -                  -
          Product sales                               93                107
          Pager service                              562                622
          Travel service                              30                 35
          Other                                        2                  3
                                                ------------       ------------
    Segmented assets                                 687                767
                                                ------------       ------------
    Corporate assets                              $7,774             $8,642
                                                ------------       ------------
          Total identifiable assets                8,461              9,409
                                                ============       ============

8.   Other Events

     Earthquake and Flooding Damage. On February 28, 2001, an earthquake (the "Earthquake") measuring 6.8 on the Richter scale struck Western Washington. In concert with the earthquake, Wade Cook Financial Corporation's ("WCFC") corporate headquarters (the "Headquarters"), located in Seattle, Washington, experienced severe localized flooding (the "Flooding"). The Headquarters is home to WCFC, as well as the Stock Market Institute of Learning, Inc. ("SMILe"), Lighthouse Publishing Group, Inc. ("Lighthouse"), and Information Quest, Inc. ("IQ"), all wholly owned subsidiaries of WCFC. Collectively SMILe, Lighthouse, and IQ account for the majority of WCFC's annual revenues. The combination of the Earthquake and the Flooding has caused the Company to significantly reduce operations, and rendered one half of the Headquarters temporarily unusable. It is not presently known when the Company will again be fully operational. The inability to resume full operations has caused and continues to cause the Company to lose a significant amount of revenue, as well as the attendant loss of profits, and to incur substantial continuing and extra expenses. As of March 31, 2001, the Company was unable to accurately estimate the extent of property damage, lost profits, and associated expenses incurred on account of the Earthquake and the Flooding, but believes it may be material.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Note Regarding Forward Looking Information

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as "expects," "believe," "believes," "plan" "plans," "anticipate," "anticipates," "is anticipated," or stating that certain actions, events or results "will," "may," "should," or "can" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Forward-looking statements are based on expectations, estimates and projections of the Company's management at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by the Company. Such risks and uncertainties include, but are not limited to, the Company's working capital deficiency and liquidity constraints, the effect that volatility in the stock market may have on the interest of customers in the Company's seminars, products and services and on the Company's own investments, the level of resources that may be required by the Company's consumer redress program, the Company's continuing compliance with state and federal agreements, the Company's ability to manage its growth and to integrate recent acquisitions, fluctuations in the commercial real estate market, risks of the hotel business, the influence on the management of the Company by Wade B. Cook, the Company's CEO, the possibility of adverse outcomes in pending or threatened litigation and actions involving the Company, consequences associated with the Company's policy of committing available cash to additional investments, lack of liquidity in the Company's investments, damage and disruption to operations caused by the February 28, 2001 earthquake, and other risks and uncertainties discussed herein and those detailed in the Company's other Securities and Exchange Commission filings. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis, estimates and opinions as of the date hereof. The Company undertakes no obligation to update forward-looking statements if circumstances, or management's analysis, estimates or opinions should change. For the convenience of the reader, the Company has attempted to identify forward-looking statements contained in this report with an asterisk (*). However, the omission of an asterisk should not be presumed to mean that a statement is not a forward-looking statement within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

General

     Wade Cook Financial Corporation is a holding company that, through its operating subsidiary, Stock Market Institute of Learning ("SMILe" formerly known as Wade Cook Seminars, Inc.), conducts financial education seminars and produces and sells related video and audio tapes, books and other written materials. The Company's core business is financial education, through its seminar and publishing concerns. These core businesses are complemented by a financial information pager service, and an online bulletin service that provides stock market information and that illustrates the strategies taught in the Company's seminars and publications.

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

     In January 1998, the Company acquired Quantum Marketing, Inc. ("Quantum"), a corporation that provides local marketing of SMILe products and services. The Company acquired all the issued and outstanding capital stock of Quantum in exchange for 45,000 shares of the Company's common stock for a deemed purchase price of $189,000.

     In January 1998, the Company was assigned all interests in Information Quest, Inc. ("IQ"), a corporation that markets a paging service which provides subscribers with up-to-date stock market and financial information. The Company received all the issued and outstanding capital stock of IQ in exchange for 45,000 shares of the Company's common stock for a deemed purchase price of $188,000.

     Also in 1998, the Company disposed of the business Entity Planners, Inc. ("EPI"), an entity formation business. Berry, Childers, and Associates was the purchaser. In connection with the sale of EPI, the Company granted a five year license to the purchasers of EPI to use certain intellectual property. After the sale of EPI to Berry, Childers, and Associates, EPI was subsequently sold to the Anderson Law Group, P.C. ("ALG"). In June of 1999, the five year licensing agreement with EPI was mutually terminated by the parties and the Company entered into a temporary licensing arrangement with EPI. Under the temporary licensing arrangement, the Company receives payments in the form of marketing fees equal to 35% of EPI's gross proceeds on select services. The Company currently conducts business in association with EPI under the terms of the temporary licensing arrangement.

Investments.

     The Company regularly evaluates other acquisition and investment opportunities, and additional cash resources may be devoted to pursuing such opportunities. In the fourth quarter of 1999, the Company, through SMILe, executed agreements to invest in three private companies. The investments are as follows: 80,000 shares of E-automate, Inc. common stock at $240,000 acquired through a private placement; 450,000 shares of Surfbuzz.com, Inc. ("Surfbuzz") common stock at $450,000 acquired through a private placement; and 75,000 shares of CeriStar, Inc. common stock at $150,000 acquired through a private placement. In January 2000, the Company purchased an additional 100,000 shares of Surfbuzz common stock and 50,000 shares of Ceristar, Inc. common stock for an additional $100,000 respectively. E-automate is a software manufacturer that integrates small business operations. Surfbuzz.com is a world wide web search engine access tool. Ceristar is a company engaged in integrating telecommunications systems. These Investments were accounted for using the Cost Method.

     In May of 2000, the Company was informed by the management of Surfbuzz, that Surfbuzz was a defendant of a patent infringement suit with respect to technology used in the operation of that business. As a result of the patent infringement suit, operations at Surfbuzz were halted. In an effort to avoid losses on its investment in Surfbuzz, the Company held discussions with the initial promoters (the "Promoters") of Surfbuzz to develop a plan for protecting the Company's investment. As a result of these discussions, the Company entered into a related Stock Purchase Agreement for the purchase of common stock in a company named Sundog Technologies, Inc. ("Sundog"). The Company entered into this stock purchase agreement on January 31, 2001. Sundog is a Delaware corporation organized in 1992 for the purpose of seeking and acquiring business opportunities. Under the Stock Purchase Agreement, the Company surrendered 250,000 shares of Surfbuzz common stock for 100,000 shares of Sundog, and paid $4,000 in additional transfer costs. As a result of this transaction, the Company become the owner of 100,000 shares of Sundog common stock with a basis equal to the cost value of the surrendered stock. Sundog has approximately 23,900,000 shares issued and outstanding, whose common stock is registered under the Securities and Exchange Act of 1934, as amended. Surbuzz has since changed its corporate name to Arkona, Inc. The Company continues to work with Promoters concerning its remaining $200,000 investment in Surfbuzz stock.

     The Company retains minority interests in the Hampton Inn/Fairfield Inn in Murray, UT, Woods Cross Fairfield Inn in Woods Cross, UT, and the Park City Hampton Inn & Suites in Park City, UT. The minority interests, which are 12%, 7%, and 4% respectively, are held through the Company's ownership interest in Western States Lodging.

Liquidity and Capital Resources

     At March 31, 2001, the Company had current assets and current liabilities in the amounts of $8.7 million and $8.9 million, respectively, resulting in a working capital deficit of $200,000. The working capital deficit at December 31, 2000 was $1.3 million. The reduction in the capital deficit in the first quarter was the primary result of increases in the Company's cash accounts from the sale of a company-owned building and an increase in the value of its marketable securities, and the sale of Company owned vehicles; as well as the continued repayment of accounts payables, current portion of long-term debt, and other accrued expenses. Current liabilities at March 31, 2001 include $2.0 in deferred revenue, which results primarily from revenues from seminars not yet attended, prepayments for future pager services from Information Quest and/or subscriptions to the WIN online service. The Company has not made estimated tax payments with respect to the year 2001 income taxes, but expects an income tax benefit for the first quarter in 2001. Property, plant and equipment decreased by $900,000 from $9.4 million at March 31, 2000 to $8.5 million at March 31, 2001 primarily due to the sale of Company owned vehicles and a building in Tacoma, Washington for $750,000.

     At March 31, 2001, the Company had payables to related parties in the amount $242,000, which primarily represents royalties owed to Mr. Wade B. Cook.

     The market value of the Company's marketable securities increased by $282,000 from $183,000 million at December 31, 2000 to $465,000 million at March 31, 2001 due primarily to market increases in the value of Company held equities. Inventory increased by $100,000 from $1.9 million at December 31, 2000 to $2 million at March 31, 2001 due to the storage of newly developed product, principally consisting of the Wall Street Money Machine Volume IV, Free Stocks, in anticipation of the upcoming book release. Company inventory includes tapes, cassettes, manuals and books published by the Company, various related marketing materials, supplies and other assorted items. At March 31, 2001 the Company also had current receivables from related parties in the amount of $256,000 consisting primarily of loans to employees secured by real property.

     In addition to cash received from its own operations, the Company is entitled to receive payments under a temporary marketing arrangement with ALG, which provides for payments to the Company equal to 35% of EPI's gross proceeds. The arrangement may be terminated at any time by either party. During the first quarter of 2001, the Company received $362,000 under this arrangement.

     Other investments decreased by $200,000 from $5.2 million at December 31, 2000 to $5.0 million at March 31, 2001, due primarily to the Company's transfer of several parcels of undeveloped land to a third party pursuant to contract to develop such property.

     The Company's Other investments include the following:

                                                       Investment
        Description of Investment                    (in thousands)
        -----------------------------------------------------------
        Oil and gas properties                           $  691

        Hotel and motel investments                         601

        Investments in undeveloped land                   1,876

        Private companies -- Various industries           1,840
                                                        ---------
        Total Other investments                          $5,008
                                                        =========

     The Company's principal source of cash has been from the operation of its educational seminars and sales of related tapes, books and other materials. The Company does not have an established bank line of credit. Cash used in operations was $118,000 for the three months ended March 31, 2001, as compared to $296,000 as of March 31, 2000. The decrease in the Company's use of cash in operations is primarily attributable to lower costs and expenses related to the generation of revenues and management's initiatives to promote profitability. Improvements to cash used in operations were partially offset in the first quarter due to increased expenses associated with the February 28, 2001 earthquake and flooding. The Company anticipates that expenses associated with earthquake and flooding damage as well as attendant lost profits will continue to adversely affect cash provided by operations in future periods. Cash provided by investing activities improved by $1.1 million from $(642,000) at March 31, 2000 to $427,000 at March 31, 2001. This improvement is primarily attributable to the sale of a Company owned building in Tacoma, Washington.

     The Company continues to focus resources on its core and currently owned businesses, the repayment of debt, and the repair of the Company's headquarters located in Seattle, Washington that was damaged by recent earthquake and flooding activity. Cash flow from operations, which has historically been the Company's principal source of cash for working capital, has increased in recent periods by $1.3 million from $(1.0) million at March 31, 2000 to $312,000 at March 31, 2001. This increase is principally due to the sale of a Company owned building in Tacoma, Washington and the efforts of management to reduce costs and various expenses. Until such time as operations can be fully resumed, the Company anticipates that expenses associated with earthquake and flooding damage as well as attendant lost profits will continue to adversely affect cash-flow in future periods. Cash flow remains insufficient to meet all of the Company's operational needs.

     The Company continues to fund existing subsidiaries and investments in anticipation of future revenues. The Company's practice of using available cash to fund its subsidiaries and investments, its working capital deficit and the fact that the Company's seminar business has not generated cash as in the past have resulted in constraints on liquidity, including failure to pay some obligations as they have come due. The Company has in some cases not paid accounts payable or other obligations in a timely manner. However, as of March 31, 2001, the Company had approximately $4.2 million in accounts payable, a decrease of $800,000 from the $5.0 million in accounts payable due as of December 31, 2000.

     The Company may be required to generate cash for working capital purposes from its other investments or other assets. If it seeks to do so, it may not be able to liquidate investments in a timely manner, or in a manner that would allow the Company to realize the full value of the investments or assets involved. Failure to generate adequate cash resources for working capital could require the Company to cut back operations, delay or cancel expansion and development projects, default on contracts, forfeit valuable rights for non-payment or non-performance and cause the Company to be unable to meet obligations. The Company's recent year-end financial report contains an explanatory paragraph stating that the Company's continuing operational losses and capital deficit raise questions about its ability to continue as a going concern, and the consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

     The Company is a party to a limited number of legal proceedings. See Part II, Item 1 of this report for as well as other public documents filed with the Securities and Exchange Commission for a more complete description. The Company has not yet made an estimate of its potential exposure in several pending proceedings and investigations or determined the impact of adverse results in such matters on its financial statements.* The outcome of these matters is difficult to predict and subject to uncertainty, and the legal fees and other costs involved may be material and have been higher in recent periods.* Adverse publicity resulting from these matters may be negatively affecting the Company's business, and further adverse publicity could have further negative effects.* If the Company were found to be liable in certain of these proceedings, the liability could be material.

Results of Operations

     Three Months Ended March 31, 2001 Compared with the Three Months Ended March 31, 2000

     Revenue. Revenue from continuing operations was $12.3 million for the quarter ended March 31, 2001, compared with $19.4 million as of March 31, 2000. The decrease of $7.1 million is primarily attributable to declines in revenue supplied by the Company's Seminar, Product Sales, and Travel segments.

     During the first quarter of 2001, Seminar segment revenues decreased by $5.6 million from $15.6 million in the first quarter of 2000 to $10.0 million in 2001. This decrease was primarily the result of the interruption in business caused by earthquake and flooding incidents occurring on February 28, 2001. As a result of earthquake and flooding damage, the Company was forced to significantly limit operations during the entire month of March 2001, including reducing the size of the Company's over-all sales, marketing, professional, and administrative staff. Furthermore during March 2001, earthquake and flooding interruption greatly hampered the Company's ability to advertise, conduct normal vendor business relations, provide appropriate customer service, and maintain reliable internal and external communications systems. While the Company took immediate steps to resume partial operations, the Company is still not fully functional and expects recent flooding and earthquake interruption to affect future periods until such time as complete repairs can be made and normal operations resumed. Revenues from product sales decreased by $1.2 million from $2.7 million in the first quarter of 2000 to $1.5 million during the quarter ended March 31, 2001. The decrease in Product Sales is primarily due to earthquake and flooding damage as discussed under Seminar Revenue above. Revenue in the pager segment did not change significantly for the comparative quarters ended March 31, 2000 and March 31, 2001.

     Revenue from the Company's travel segment decreased by $256,000 from $685,000 during the quarter ended March 31, 2000 to $429,000 for the comparable period of 2001. The decrease is primarily attributable to an approximate 3% industry-wide reduction in travel related commissions. The Other segment, consisting primarily of the Company's real estate development operations and advertising agency, increased by $110,000 from $771,000 in the quarter ended
March 31, 2000 to $881,000 during the comparable period in 2001. This improvement is primarily due to increased commission income resulting from the Company's greater reliance on its in-house advertising agency in the recent period.

     Cost of Revenue. Cost of revenue decreased by $1.5 million from $6.4 million in the quarter ended March 31, 2000 to $4.9 million as of March 31, 2001. This decrease in cost of revenue is primarily due to decreased costs in the Company's Seminar, Product Sales, and Pager Segments.

     Cost of revenue attributable to the Company's Seminar segment decreased by $1.7 million from $5.2 million for the quarter ended March 31, 2000 to $3.5 million for the comparable quarter in 2001. This decrease was primarily the result of a reduction in costs related to the generation of revenues attributable to earthquake and flooding damage as discussed in Seminar Revenues above. Cost of Product Sales decreased by $600,000 from $1.4 million in the quarter ended March 31, 2000 to $800,000 for the comparable period of 2001. This decrease was primarily due to the reduction in costs related to the generation of revenues attributable to earthquake and flooding damage (See Seminar Revenues).

     The cost of revenue for the Pager services segment decreased by $56,000 from $109,000 for the quarter ended March 31, 2000 to $53,000 for the quarter ended March 31, 2001 primarily due to recycling of existing Pager inventory and greater reliance on in-house resources for the repair and maintenance of Pager equipment. The cost of revenue for Travel Service segment remained constant between the quarter ended March 31, 2000 and the quarter ended March 31, 2001. The Other segment cost of revenue increased by $175,000 from $476,000 at March 31, 2000 to $642,000 for the quarter ended March 31, 2001. The decrease primarily represents continued progress and development costs related to single family residential real estate development projects in western Washington.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2001 were $7.7 million compared with $12.6 million in the comparable period in 2000. The decrease of $4.9 million in such costs is primarily due to decreases in overall printing costs, professional expenses, office supply costs, accounting expenses, meal and entertainment expenses, penalties and interest expense, sales tax expense, purchases, subcontractor and equipment costs, and payroll and benefits expenses. While over-all Selling, general, and administrative expenses decreased, this decrease was not proportional to the over-all decrease in revenues or cost of sales. The Company attributes the proportionally smaller decrease in Selling, general, and administrative expenses primarily attributable to the added costs associated with recent flooding and earthquake activity including heightened advertising, and to some extent higher energy prices. The Company anticipates continuing earthquake and flooding related expenses in future periods as well as repair and restoration expenses

     Operating Income. The Company's operating income changed by $671,000 from $329,000 for the quarter ended March 31, 2000 compared to $(342,000) for the quarter ended March 31, 2001. This change in operating income resulted principally from the Company's Seminar, Product Sales, and Other Segments consuming more income then they produced.

     Operating income in the seminar segment changed by $921,000 from income of $410,000 for the quarter ended March 31, 2000 to $(511,000) for the quarter ended March 31, 2001. This change was primarily attributable to added Selling, general and administrative expenses associated with recent earthquake and flooding damage. Operating income attributable to the Product Sales segment decreased by $157,000 from $(160,000) for the quarter ended March 31, 2000 compared with $(317,000) for the quarter ended March 31, 2001. The decrease is primarily attributable to added Selling, general and administrative expenses associated with recent earthquake and flooding damage.

     Operating income in the Pager segment improved by $116,000 from $106,000 in the quarter ended March 31, 2000 to $220,000 for the quarter ended March 31, 2001 primarily due to reductions in the costs related to the sale of pagers. Operating income in the Travel Services segment did not change significantly for the comparative quarters ended March 31, 2000 and March 31, 2001. Other segment operating income improved by $190,000 from $(11,000) for the quarter ended March 31, 2000 compared to $179,000 for the quarter ended March 31, 2001. This improvement is primarily due to increased commission income resulting from the Company's greater reliance on its in-house advertising agency in recent periods.

     Other Income (Expenses). Total other income was $463,000 for the quarter ended March 31, 2000, compared with $(25,000) million for a comparable period in 2001. The decrease in Other Income is primarily attributable to realized and unrealized losses in the Company's marketable securities, and interest expense. During the quarter ended March 31, 2001, the Company experienced a realized and unrealized loss on the trading of securities in the amount of $(679,000) compared with a gain of $217,000 in a comparable period of 2000. The Company attributes losses on trading securities to a continuing down trend in the equities market. The Company records its investment in trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and therefore, adjusts marketable securities to market value, thereby reflecting changes in market value through the income statement in the current period.

     Income (loss) before income taxes for the quarter ended March 31, 2001 was $(367,000), compared with $792,000 million for the comparable period in 2000. Income taxes are based on the applicable prevailing statutory rates.

     Income Taxes. The Company's financial statements reflect a provision for income taxes of $(147,000) and $269,000 for the years ended 2001 and 2000, respectively, reflecting a loss for the Company during 2001. The Company's effective tax rates have historically differed from the federal statutory rate primarily because of certain deferred revenues, unrealized gains and losses on trading securities, accelerated depreciation and state taxes. As a result of the foregoing, the Company experiences a net loss from operations of $(224,000), in 2001, compared with a gain of $526,000 in 2000.

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

     Resolved Stock Market Institute of Learning, Inc. v. Preston Christiansen, Panorama Capital, Inc., and Bull by the Horns. On January 20, 2000, the Company filed in United States District Court for the Western District of Washington against the defendants named above. The Company filed on the grounds that the defendants breached non-compete and confidentiality agreements with the Company, breached fiduciary duties owed to the Company, tortiously interfered with the business relations, violated the Uniform Trade Secrets Act ("UTSA"), and committed copyright infringement with respect to the Company's proprietary materials. In March 2001, the Company entered into binding arbitration with the defendants. In April of 2001, the arbitration was concluded and pursuant to the arbitration the Company received a damage award of $52,000.

Item 2. Changes in Securities.

     None

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     Repurchase of Company Common Stock.

     On February 16, 2000, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock in the open market on or before December 31, 2000. On June 8, 2000, the Company was authorized to repurchase up to one million additional shares or its common stock during a period ending on June 8, 2001. The repurchase of Company shares is being conducted in accordance with Rule 10b-18 under the Exchange Act. During the first quarter of 2001, the Company repurchased 180,000 shares of stock on the open market for total purchase price of $29,908.

     Notice of Annual Meeting of Stockholders in 2001.

     The Company has decided to hold the year 2001 Annual Stockholders' Meeting (the "Meeting") on July 17, 2001 in its corporate headquarter located at 14675 Interurban Avenue, Tukwila, Washington 98168. The Meeting date, as currently scheduled, will be more than 30 calendar days later than the date of the Company's year 2000 Annual Stockholders' Meeting.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

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

   10.2(2)          Form of  Indemnification  Agreement  of Wade Cook  Financial
                    Corporation

   10.3(1) Product Agreement, dated June 25, 1997, and effective as of July 1, 1997, among Wade Cook Seminars, Inc., Money Chef, Inc., and Wade B. Cook

   10.4(1) Agreement dated February 1, 1996, between Wade B. Cook and Lighthouse Publishing Group, Inc.

   10.5(1) Amended Agreement, dated June 26, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

   10.6(1) Agreement Dated January 1, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

   10.7(1) Amended Agreement dated June 26, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

   Exhibit No.      Description
   -----------      -----------
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

   Exhibit No.      Description
   -----------      -----------
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

   10.41(6)         Form of Speaker Agreement

   10.42(6)         Agreement  dated December 11, 1998 between THH Ventures L.C.
                    and the Company

   10.43(7) Assignment Agreement dated December 15, 1999 by and between Wade Cook Financial Corporation and Never Ending Wealth, L.P.

   10.44(7)         Purchase  and Sale  Agreement  for  Hotel  Properties  dated
                    December 1999 by and between Bountiful Investment Group, Inc. and Eagle Rock Finance, L.C.

   10.45(7) Promissory Note dated December 20, 2000 made by Stock Market Institute of Learning, Inc. in favor of Sun Life Assurance Company of Canada

   Exhibit No.      Description
   -----------      -----------
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


     (b) Reports on Form 8-K

     On March 9, 2001, the Company filed a Form 8-K reporting earthquake and flooding damage.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q, period ending March 31, 2001 to be signed on its behalf by the undersigned duly authorized.


                                  WADE COOK FINANCIAL CORPORATION



May 15, 2001                      /s/ Wade B. Cook
                                  --------------------------------------------
                                  Wade B. Cook, Chief Executive Officer


May 15, 2001                      /s/ Cynthia Britten
                                  --------------------------------------------
                                  Cynthia C. Britten, Chief Financial Officer,
                                  Chief Accounting Officer

                                 EXHIBIT INDEX

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

   3.1(2)           Articles of Incorporation of Wade Cook Financial Corporation

   3.2(2)           Bylaws of Wade Cook Financial Corporation

   4.1(2)           Form of  Wade  Cook  Financial  Corporation's  Common  Stock
                    Certificate

  *10.1(2)          1997 Stock Incentive Plan of Wade Cook Financial Corporation

   10.2(2)          Form of  Indemnification  Agreement  of Wade Cook  Financial
                    Corporation

   Exhibit No.      Description
   -----------      -----------
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

   Exhibit No.      Description
   -----------      -----------
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

   10.39(6) Addendum No. 1/Counteroffer to Real Estate Purchase Contract dated August 1997 (St. George Hilton

   10.40(6) Real Estate Lease dated July 16, 1998 between Origin Book Sales, Inc. and California Avenue Associates, LLC.

   10.41(6)         Form of Speaker Agreement

   10.42(6)         Agreement  dated December 11, 1998 between THH Ventures L.C.
                    and the Company

   10.43(7) Assignment Agreement dated December 15, 1999 by and between Wade Cook Financial Corporation and Never Ending Wealth, L.P.

   Exhibit No.      Description
   -----------      -----------
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