Form 10-Q
period 2001-06-30
WADE COOK FINANCIAL CORP
filed 2001-08-14
CIK 894417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the registrant's common stock, $0.001 par value, as of June 30, 2001 was 63,608,948 shares.

                         WADE COOK FINANCIAL CORPORATION
                                    Form 10-Q
                                      Index

                                                                           Page

PART I -- FINANCIAL INFORMATION..............................................1


Item 1:  Financial Statements................................................1

         Condensed Consolidated Balance sheets
           as of December 31, 2000 and June 30, 2001.........................1

         Condensed Consolidated Statements of Operations
           for the three months ended June 30, 2000 and 2001
           and the six months ended June 30, 2000 and 2001...................3

         Condensed Consolidated Statements of Cash Flows
           for the six months ended June 30, 2000 and 2001...................4

         Notes to Financial Statements.......................................5


Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................9


Item 3:  Quantitative and Qualitative Disclosures About Market Risk.........16


PART II  --  OTHER INFORMATION..............................................16


Item 1.  Legal Proceedings..................................................16


Item 2.  Changes in Securities..............................................17


Item 3.  Defaults Upon Senior Securities....................................17


Item 4.  Submission of Matters to a Vote of Security Holders................18


Item 5.  Other Information..................................................18


Item 6.  Exhibits and Reports on Form 8-K...................................19

Signatures..................................................................23

PART I -- FINANCIAL INFORMATION

Item 1: Financial Statements

                Wade Cook Financial Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

(in thousands)                                                   June 30, 2001            December 31, 2000
                                                                ---------------           -----------------
Assets:
  Current Assets:
    Cash and cash equivalents                                     $      343                  $     980
    Marketable securities                                                322                        183
    Receivables, trade                                                 1,684                      2,165
    Inventory                                                          1,797                      1,915
    Notes receivables, Employees, Current Portion                        168                        118
    Receivables, related parties                                         131                        130
    Deferred tax assets                                                1,317                      1,091
    Income tax refund receivable                                       1,795                      1,795
    Prepaid                                                              118                         97
                                                                ---------------           -----------------
  Total current assets                                                 7,675                      8,474
                                                                ---------------           -----------------
  Property, plant and equipment, net of depreciation                   8,047                      9,409
                                                                ---------------           -----------------
  Goodwill, net of amortization                                        1,923                      2,002
                                                                ---------------           -----------------
  Other assets:
  Other investments                                                    5,598                      5,305
  Deposits                                                               100                        100
  Notes receivable - employees                                         1,587                      1,639
  Notes receivable                                                     2,050                      2,050
                                                                ---------------           -----------------
  Total other assets                                                   9,235                      9,094
                                                                ---------------           -----------------
Total assets                                                        $ 26,980                 $   28,979
                                                                ===============           =================

(in thousands)                                                   June 30, 2001            December 31, 2000
                                                                ---------------           -----------------
Liabilities and Shareholders' Equity:
  Current liabilities:
    Current portion of long-term debt                                    153                        564
    Accounts payable and accrued expenses                              4,904                      6,514
    Margin loans in investment accounts                                   77                         36
    Payroll and other accrued taxes                                      229                        291
    Accrued income taxes                                                   3                          3
    Deferred revenue                                                   1,466                      2,051
    Payables, related parties                                            282                        344
                                                                ---------------           -----------------
    Total current liabilities                                          7,114                      9,803

Long-term liabilities:
Due to related parties long-term                                       2,710                      2,045
Long-term debt                                                         3,449                      3,278
Deferred revenue                                                         389                        146
                                                                ---------------           -----------------
Total long-term liabilities                                            6,548                      5,469

Total liabilities                                                     13,662                     15,272
                                                                ---------------           -----------------
Minority interest                                                        417                        410
                                                                ---------------           -----------------
Shareholders' Equity
    Preferred stock                                                        -                          -
    Common stock                                                          63                         64
    Paid-in capital                                                    4,845                      4,845
    Prepaid advertising                                                 (170)                      (170)
    Unearned Compensation                                                  -                          -
    Retained Earnings                                                  8,790                      9,145
                                                                ---------------           -----------------
                                                                      13,528                     13,884

  Less: common stock in treasury at cost:                               (627)                      (587)
                                                                ---------------           -----------------
Total shareholders' equity                                            12,885                     13,297
                                                                ---------------           -----------------
Total liabilities, minority interest, and stockholders'
  Equity                                                         $    26,980                 $   28,979
                                                                ===============           =================

                Wade Cook Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                               For the Three Months Ended                   For the Six Months Ended
                                          ------------------------------------       -------------------------------------
(in thousands, except per share data)      June 30, 2001        June 30, 2000         June 30, 2001         June 30, 2000
                                          ---------------      ---------------       ---------------       ---------------
 Revenue, net of returns and discounts      $    10,395          $   15,774            $  22,672             $   34,921
                                          ---------------      ---------------       ---------------       ---------------
 Costs and expenses:
   Cost of revenue                                3,780               4,769                8,688                 11,205
   Selling, general and administrative            6,859              11,732               14,570                 24,330
                                          ---------------      ---------------       ---------------       ---------------
 Total operating costs                           10,639              16,501               23,258                 35,535
                                          ---------------      ---------------       ---------------       ---------------
 Income from operations                            (244)               (727)                (586)                  (614)
                                          ---------------      ---------------       ---------------       ---------------
 Other income (expense):
   Interest and dividends                            57                  70                  119                    121
 Gain (loss) on Marketable securities              (181)             (1,652)                (860)                (1,437)
 Interest expense                                  (127)               (165)                (236)                  (227)
 Gain (loss) on Non-Marketable                                           21                  190)                    54
 securities                                        (190)
   Other                                            479                 364                1,180                    787
                                          ---------------      ---------------       ---------------       ---------------
 Total other income (expenses)                       38              (1,362)                  13                   (702)
                                          ---------------      ---------------       ---------------       ---------------
 Income before income taxes                        (206)             (2,089)                (573)                (1,316)
                                          ---------------      ---------------       ---------------       ---------------
 Provision for income taxes (tax                    (79)               (866)                (226)                  (639)
 benefits)

 Minority Interest                                    3                   -                    7                      3
                                          ---------------      ---------------       ---------------       ---------------
 Income from continuing operations          $      (130)         $   (1,223)           $    (354)            $     (680)
                                          ---------------      ---------------       ---------------       ---------------
 Net income                                 $      (130)         $   (1,223)           $    (354)            $     (680)
                                          ===============      ===============       ===============       ===============
 Earnings per share
   Income from continuing operations        $         0          $        0            $       0             $        0
   Income from discontinuing operations               0                   0                    0                      0
   Income during phase-out period                     0                   0                    0                      0
                                          ---------------      ---------------       ---------------       ---------------
 Net income                                 $         -          $        -            $       -             $        -
                                          ===============      ===============       ===============       ===============
 Weighted average number of shares                                   64,064                                      64,064

                Wade Cook Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)




                                                                   Six Months Ended
                                                       ----------------------------------------
(in thousands)                                          June 30, 2001            June 30, 2000
                                                       ---------------          ---------------

Cash provided by (used in) operations                   $   (1,726)               $    (403)


 Cash provided by (used in) investing activities               663                   (1,354)


Cash used in financing activities:
     Net (payments) borrowings                                 426                      (22)
                                                      ---------------          ---------------

Net increase (decrease) in cash                         $     (537)               $  (1,779)
                                                      ===============          ===============



                Wade Cook Financial Corporation and Subsidiaries
                      Notes to Interim Financial Statements
                                  June 30, 2001


1.   Basis for Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to "Factors Affecting Future Results," and to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Earnings per Share

     Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.

3.   Licensing Arrangement

     In June of 1999, the five year licensing agreement was mutually terminated by the parties and the Company entered into a temporary licensing arrangement with Anderson Law Group P.S. ("ALG"). Under the temporary licensing arrangement, the Company receives payments in the form of marketing fees equal to 35% of AGL's gross proceeds from select services. During the first six months of 2001, the Company received approximately $650,000 in marketing fees from ALG.

4.   Contingencies

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

5.   Segment Reporting

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

     Information on the Company's business segments for the three months ended June 30,

     (in thousands)                                   2001                   2000
                                                 ---------------        ---------------
     Net revenues and sales
     ----------------------
          Seminars                                 $  8,383                 $12,973
          Product sales                               1,442                   2,624
          Pager service                                 292                     188
          Travel service                                333                     450
          Other                                         487                     641
          Less: inter-company sales                    (542)                 (1,102)
                                                 ---------------        ---------------
                                                    $10,395                 $15,774
                                                 ===============        ===============
     Cost of sales
     -------------
          Seminars                                  $ 2,745                 $4,144
          Product sales                                 501                  1,141
          Pager service                                  92                     87
          Travel service                                  2                      -
          Other                                         517                    394
          Less: inter-company sales                     (77)                  (997)
                                                 ---------------        ---------------
                                                    $ 3,780                 $4,769
                                                 ===============        ===============
     Operating income
     ----------------
          Seminars                                  $  (337)                $ (310)
          Product sales                                  24                   (332)
          Pager service                                 199                     25
          Travel service                                (55)                   (78)
          Other                                         (64)                   (31)
          Less: inter-company sales                     (12)                     -
                                                 ---------------        ---------------
                                                    $  (245)                $ (727)
                                                 ===============        ===============

     Information on the Company's business segments for the six months ended June 30,

     (in thousands)                                   2001                   2000
                                                 ---------------        ---------------
     Net revenues and sales
     ----------------------
          Seminars                                  $18,409                $28,421
          Product sales                               2,965                  5,266
          Pager service                                 631                    526
          Travel service                                762                  1,134
          Other                                       1,368                  1,407
          Less: inter-company sales                  (1,463)                (1,833)
                                                 ---------------        ---------------
                                                    $22,672                $34,921
                                                 ===============        ===============
     Cost of sales
     -------------
          Seminars                                  $ 6,224                $ 9,314
          Product sales                               1,260                  2,523
          Pager service                                 145                    197
          Travel service                                  2                      -
          Other                                       1,159                    862
          Less: inter-company sales                    (102)                (1,691)
                                                 ---------------        ---------------
                                                    $ 8,688                $11,205
                                                 ===============        ===============
     Operating income
     ----------------
          Seminars                                  $  (848)               $  (231)
          Product sales                                (293)                  (396)
          Pager service                                 421                    132
          Travel service                                 45                    (12)
          Other                                         115                    (37)
          Less: inter-company sales                     (27)                   (70)
                                                 ---------------        ---------------
                                                    $  (587)               $  (614)
                                                 ===============        ===============
     Net Identifiable assets
     -----------------------
          Seminars                                  $     -                $     -
          Product sales                                  82                  1,082
          Pager service                                 510                    743
          Travel service                                 24                    156
           Other                                          8                  1,350
                                                 ---------------        ---------------
     Segmented assets                                   624                  3,331
     Corporate assets                                 7,423                  4,832
                                                 ---------------        ---------------
          Total identifiable assets                 $ 8,047                $ 8,163
                                                 ---------------        ---------------

6.   Other Events

     Earthquake and Flooding Damage. On February 28, 2001, an earthquake (the "Earthquake") measuring 6.8 on the Richter scale struck Western Washington. In concert with the earthquake, Wade Cook Financial Corporation's ("WCFC") corporate headquarters (the "Headquarters"), located in Seattle, Washington, experienced severe localized flooding (the "Flooding"). The Headquarters is home to WCFC, as well as the Stock Market Institute of Learning, Inc. ("SMILe"), Lighthouse Publishing Group, Inc. ("Lighthouse"), and Information Quest, Inc. ("IQ"), all wholly owned subsidiaries of WCFC. Collectively SMILe, Lighthouse, and IQ account for the majority of WCFC's annual revenues. The combination of the Earthquake and the Flooding has caused the Company to significantly reduce operations, and rendered one half of the Headquarters temporarily unusable. It is not presently known when the Company will again be fully operational. The inability to resume full operations has caused and continues to cause the Company to lose a significant amount of revenue, as well as the attendant loss of profits, and to incur substantial continuing and extra expenses. As of June 30, 2001, the Company was unable to accurately estimate the extent of full property damage, lost profits, loss of goodwill, and associated expenses incurred on account of the Earthquake and the Flooding. However, initial estimates of damage to the Headquarters and related furniture, fixtures and inventory indicate that the repair, reconstruction, and/or replacement costs for these items may equal or exceed $4,600,000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Information

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as "expects," "believe," "believes," "plan" "plans," "anticipate," "anticipates," "is anticipated," or stating that certain actions, events or results "will," "may," "should," or "can" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Forward-looking statements are based on expectations, estimates and projections of the Company's management at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by the Company. Such risks and uncertainties include, but are not limited to, the Company's working capital deficiency and liquidity constraints, the effects of the Company's noncompliance with Form 10-K filing requirements, the effect that volatility in the stock market may have on the interest of customers in the Company's seminars, products and services and on the Company's own investments, the level of resources that may be required by the Company's consumer redress program, the Company's continuing compliance with state and federal agreements, the Company's ability to manage its growth and to integrate recent acquisitions, fluctuations in the commercial real estate market, the influence on the management of the Company by Wade B. Cook, the Company's Chief Executive Officer ("Mr. Cook"), the possibility of adverse outcomes in pending or threatened litigation and actions involving the Company, consequences associated with the Company's policy of committing available cash to additional investments, lack of liquidity in the Company's investments, damage and disruption to operations caused by the February 28, 2001 earthquake and flooding, and other risks and uncertainties discussed herein and those detailed in the Company's other Securities and Exchange Commission (the "SEC") filings. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis, estimates and opinions as of the date hereof. The Company undertakes no obligation to update forward-looking statements if circumstances, or management's analysis, estimates or opinions should change. For the convenience of the reader, the Company has attempted to identify forward-looking statements contained in this report with an asterisk (*). However, the omission of an asterisk should not be presumed to mean that a statement is not a forward-looking statement within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

General

     Wade Cook Financial Corporation is a holding company that, through its operating subsidiary, Stock Market Institute of Learning, Inc. ("SMILe" formerly known as Wade Cook Seminars, Inc.), conducts financial education seminars and produces and sells related video and audio tapes, books and other written materials. The Company's core business is financial education, through its seminar and publishing concerns. These core businesses are complemented by a financial information pager service and an online bulletin service and that provides stock market information that illustrates the strategies taught in the Company's seminars and publications.

     SMILe hosts the Wealth Information Network ("WIN"), an online service that allows subscribers to log on and obtain information related to the stock market at http://www.wadecook.com. Two of the Company's operating subsidiaries, Left Coast Advertising, Inc., and Lighthouse Publishing Group, Inc., conduct advertising and publishing services, respectively.

     In August 1997, the Company was assigned all interests and rights in Worldwide Publishers, Inc. ("Worldwide"), a publisher of inspirational and childrens' books, Origin Book Sales, Inc. ("Origin"), a seller of books, audio cassettes, art and software and the exclusive distributor for Worldwide; Gold Leaf Press, Inc. ("Gold Leaf"), a publisher of fiction and non-fiction books; and Ideal Travel Concepts, Inc. ("Ideal"), a provider of travel related services and travel agent training. The aggregate consideration in these acquisitions consisted of a cancellation of $275,000 in indebtedness to the Company and 423,294 shares of the Company's common stock.

     Also in August 1997, the Company acquired an aggregate of 769,231 shares (approximately 5.1%) of the common stock of Interjet Net Corporation ("Interjet Net"), a wireless, high speed Internet access provider, for a total purchase price of $1,500,000. Interjet Net subsequently changed its name to Broadband Vision, Inc. ("Broadband Vision"). In 1999 and 2000, the Company sold nearly all shares in that company, and used the proceeds to fund more recent stock acquisitions and to pay various operational expenses. The proceeds from the sale of this stock during 1999 and 2000 were approximately $3,177,000 and $313,000 respectively. The Company continues to hold 1,000 shares of Broadband Vision common stock.

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

     Also in 1998, the Company disposed of the business Entity Planners, Inc. ("EPI"), an entity formation business, with Berry, Childers, and Associates ("Berry Childers") the purchaser. In connection with the sale of EPI, the Company granted a five year license to the purchasers of EPI to use certain intellectual property. After the sale of EPI to Berry Childers, EPI was subsequently sold to ALG. In June of 1999, the five year licensing agreement with EPI was mutually terminated by the parties and the Company entered into a temporary licensing arrangement with EPI. Under the temporary licensing arrangement, the Company receives payments in the form of marketing fees equal to 35% of EPI's gross proceeds on select services. The Company currently conducts business in association with EPI under the terms of the temporary licensing arrangement.

Investments

     The Company regularly evaluates other acquisition and investment opportunities, and additional cash resources may be devoted to pursuing such opportunities. In the fourth quarter of 1999, the Company, through SMILe, executed agreements to invest in three private companies. The investments are as follows: 80,000 shares of E-automate, Inc. ("E-automate") common stock at $240,000 acquired through a private placement; 450,000 shares of Surfbuzz.com, Inc. ("Surfbuzz") common stock at $450,000 acquired through a private placement; and 75,000 shares of CeriStar, Inc. ("CeriStar") common stock at $150,000 acquired through a private placement. In January 2000, the Company purchased an additional 100,000 shares of Surfbuzz common stock and 50,000 shares of Ceristar common stock for an additional $100,000 respectively. E-automate is a software manufacturer that integrates small business operations. Surfbuzz is a world wide web search engine access tool. Ceristar is a company engaged in integrating telecommunications systems. These Investments were accounted for using the "cost method" of acounting.

     In May 2000, the Company was informed by the management of Surfbuzz, that Surfbuzz was a defendant of a patent infringement suit with respect to technology used in the operation of that business. As a result of the patent infringement suit, operations at Surfbuzz were halted. In an effort to avoid losses on its investment in Surfbuzz, the Company held discussions with the initial promoters (the "Promoters") of Surfbuzz to develop a plan for protecting the Company's investment. As a result of these discussions, the Company entered into a related Stock Purchase Agreement for the purchase of common stock in a company named Sundog Technologies, Inc. ("Sundog"). The Company entered into this stock purchase agreement on January 31, 2001. Sundog is a Delaware corporation organized in 1992 for the purpose of seeking and acquiring business opportunities. Under the Stock Purchase Agreement, the Company surrendered 250,000 shares of Surfbuzz common stock for 100,000 shares of Sundog, and paid $4,000 in additional transfer costs. As a result of this transaction, the Company become the owner of 100,000 shares of Sundog common stock with a basis equal to the cost value of the surrendered stock. Sundog has approximately 23,900,000 shares issued and outstanding, whose common stock is registered under the Securities and Exchange Act of 1934, as amended. Surfbuzz has since changed its corporate name to Arkona, Inc. The Company continues to work with Promoters concerning its remaining $200,000 investment in Surfbuzz stock.

     The Company retains minority interests in the Hampton Inn/Fairfield Inn in Murray, UT, and the Woods Cross Fairfield Inn in Woods Cross, UT. The Company sold its interest in the Park City Hampton Inn and Suites in June of 2001 for $72,000. The minority interests, which are 12% and 7% respectively, are held through the Company's ownership interest in Western States Lodging.

Liquidity and Capital Resources

     At June 30, 2001, the Company had current assets and current liabilities in the amounts of $7.7 million and $7.1 million, respectively, resulting in a working capital surplus of $600,000. The working capital deficit at December 31, 2000 was $1.3 million. The primary reason for the improvement was the Company's continued reduction in accounts payable, lower deferred revenues, reductions in the current portion of long-term debt, and reduced payroll and other taxes. Accounts receivable, under Company's current assets, include approximately $700,000 in receivables related to insurance proceeds that the Company expects in satisfaction of expenditures made by the Company to repair its corporate headquarters after the February 28, 2001 earthquake that struck western Washington. Current liabilities at June 30, 2001 include $1.5 million in deferred revenue, which results primarily from revenues from seminars not yet attended, prepayments for future pager services from Information Quest and/or subscriptions to the WIN online service. The Company has not made estimated tax payments with respect to the year 2001 income taxes, but does not presently expect income taxes to accrue.

     At June 30, 2001, the Company had payables to related parties in the amount of $300,000, which primarily represents royalties owed to Mr. Cook.

     The market value of the Company's marketable securities increased by $100,000 from $200,000 at December 31, 2000 to $300,000 at June 30, 2001, due
primarily to a general upturn in the securities markets. Inventory decreased by $100,000 from $1.9 million at December 31, 2000 to $1.8 million at June 30, 2001 primarily as a result of increased reliance by the Company on existing inventory stocks to meet the Company's current administrative and retail sales needs. Company inventory includes tapes, cassettes, manuals and books published by the Company, various related marketing materials, supplies and other assorted items. At June 30, 2001 the Company also had current receivables from related parties in the amount of $100,000 consisting primarily of term loans to employees and directors, the majority of which are secured by mortgages on real property.

     In addition to cash received from its own operations, the Company is entitled to receive payments under a temporary marketing arrangement with ALG, the current owner of EPI, which provides for marketing payments to the Company equal to 35% of EPI's gross proceeds. The agreement may be terminated at any time. Receipt of these payments may, as a practical matter, be dependent on the success of the business in the hands of ALG. As of June 30, 2001, the Company had received approximately $650,000 from this arrangement.

     Other investments increased by $300,000 from $5.3 million at December 31, 2000 to $5.6 million at June 30, 2001, due primarily to progress and development of commercial residential housing lots under construction in Western Washington by Brookhaven Homes, a.k.a. Sherlock Home Builders, LP, a limited partnership affiliated with the Company. Increases in the value of "Investments in undeveloped land" under Other Investments, as presented below, were partially offset by the Company's interest of a minority hotel interest in the Park City Hampton Inn and Suites. The minority interest sold for $72,000 and was valued at $261,000.

     The Company's "Other Investments" include the following:

                                                                Investment
        Description of Investment                             (in thousands)
        --------------------------------------------------------------------
        Oil and gas properties                                          $691

        Hotel and motel investments                                      601

        Investments in undeveloped land                                2,466

        Private companies -- Various industries                        1,840
                                                               -------------
        Total non-marketable investments                              $5,598
                                                               ==============

     The Company's principal source of cash has been from the operation of its educational seminars and sales of related tapes, books and other materials. The Company does not have an established bank line of credit. The Company continues to focus resources on its core and currently owned businesses, the repayment of debt, and the repair of the Company's headquarters located in Seattle, Washington that was damaged by recent earthquake and flooding activity. Cash flow has increased in recent periods from $(1.8) million at June 30, 2000 to $(500,000) at June 30, 2001. This increase is principally due to cash provided by financing and invested activities.

     Cash used in operations, which has historically been the Company's principal source of cash for working capital, was $(1.7) million for the six months ended June 30, 2001, as compared to $(400,000) as of June 30, 2000. The increase in the Company's use of cash in operations is primarily attributable to payment of approximately $1.3 million in Company account payables since December 31, 2001, and extra expenses associated with the February 28, 2001 earthquake and flooding. The Company anticipates that expenses associated with earthquake and flooding damage, as well as attendant lost profits, will continue to adversely affect cash provided by operations in future periods. Cash provided by investing activities was $600,000 at June 30, 2001 compared to $(1.4) million at June 30, 2000. This change is primarily attributable to the sale of a Company owned building in Tacoma, Washington during the first quarter of 2001. However, gains made on the sale of the Tacoma building have been partially offset in the second quarter by losses booked with respect to the sale of the Company's minority interest in the Park Hampton Inn and Suites.

     Cash provided by financing activities was $400,000 at June 30, 2001 compared to $(22,000) at June 30, 2000. The principal reason for the increase in cash provided by financing activities is due to long-term borrowing by the Company to pay for current repair and restoration expenses related to the February 28, 2001 earthquake and flooding. The Company secured a loan in the amount of $700,000 on May 30, 2001 in an effort to continue repair and restoration with respect to the Company's corporate headquarters recently damaged by earthquake and flooding. This financing was secured because the Company's commercial property insurer, Caliber One Indemnity Company, failed to disperse adequate proceeds to facilitate the necessary repairs during the second quarter. The loan, classified as long-term debt on the Company's consolidated balance sheet, is payable in one balloon payment due December 1, 2002. Interest is due and payable monthly commencing July 1, 2001 at a rate of 6% per annum above the then applicable monthly prime lending rate established by Bank of America for commercial loans in the Seattle area.

     The Company's practice of using available cash to fund its subsidiaries and investments, its working capital deficit and the fact that the Company's seminar business has not generated cash as in the past have resulted in constraints on liquidity, including failure to pay some obligations as they have come due. The Company has in some cases not paid accounts payables and certain customer obligations in a timely manner. However, as of June 30, 2001, the Company had approximately $4.9 million in accounts payable, a decrease of $1.6 million from the $6.5 million in accounts payable due as of December 31, 2000.

     The Company may be required to generate cash for working capital purposes from its non-marketable investments or other assets.* If it seeks to do so, it may not be able to liquidate investments in a timely manner, or in a manner that would allow the Company to realize the full value of the investments or assets involved.* Failure to generate adequate cash resources for working capital could require the Company to cut back operations, delay or cancel expansion and development projects, default on contracts, forfeit valuable rights for non-payment or non-performance and cause the Company to be unable to meet obligations.*

     In the wake of the February 28, 2001 earthquake, the Company has commenced the repair and reconstruction of damaged portions of its corporate headquarters. As of June 30, 2001, the Company had incurred costs relating to this repair and reconstruction of approximately $800,000. The Company expects to incur additional costs in the future as the restoration process is completed.

     The Company is party to a number of legal proceedings. See Part II, Item 1 of this report for descriptions of these proceedings, as well as other public documents filed with the Securities and Exchange Commission. The Company has not yet made an estimate of its potential exposure in these pending proceedings or determined the impact of adverse results in such matters on its financial statements.* The outcome of these matters is difficult to predict and subject to uncertainty, and the legal fees and other costs involved may be material.* Adverse publicity resulting from these matters may be negatively affecting the Company's business, and further adverse publicity could have further negative effects.* Were the Company found to be liable in certain of these proceedings, the liability could be material.* Any such result could materially adversely affect the Company's financial condition or results of operations.*

     Historically, revenues from Company's Seminar and Products Sales segments have tended to be slower in the month of August than in other months. As a result, the Company has reduced the over-all number of seminars it will hold during the month of August by approximately one half in an effort to reduce the over-all costs and expenses during the same period. The Company has not yet decided whether this seasonal slow down shall become a permanent feature of the Company's business plan.

Results of Operations

Three Months Ended June 30, 2001 Compared with the Three Months Ended June 30, 2000

     Revenue. Revenue from continuing operations was $10.4 million for the quarter ended June 30, 2001, compared with $15.8 million in the second quarter of 2000. The decrease of $5.4 million is primarily attributable to a reduction in revenues in the Company's Seminar, Product Sales, Pager, and Other segments.

     During the second quarter of 2001, sales in Seminar segment decreased by $4.6 million from $13 million in second quarter of 2000 to $8.4 million for a comparable period in 2001. This decrease was primarily the result of the interruption in seminar operations caused by earthquake and flooding incidents occurring on February 28, 2001. As a result of earthquake and flooding damage, the Company was forced to significantly limit operations throughout April, May and June of 2001, including continuing to reduce the size of the Company's overall sales, marketing, professional, and administrative forces. Furthermore, continuing into the second quarter, the Company's ability to effectively advertise, hold seminars, maintain current vendor relations, and provide former levels of customer service was greatly hampered. While the Company took immediate steps to repair its corporate headquarters, these repairs are still being completed and consequently the interruption is expected to affect future periods. On July 18, 2001, the Company was permitted by local officials to re-enter the previously damaged portions of the corporate headquarters. Revenues from product sales decreased by $1.2 million from $2.6 million during the second quarter of 2000 to $1.4 million during a comparable period in 2001. The decrease in Product Sales is primarily the result of earthquake and flooding interruption as discussed under the Seminar segment immediately above.

     Revenue in the Pager segment increased by $100,000 from $200,000 for the quarter ended June 30, 2000 to $300,000 for the quarter ended June 30, 2001. The increase in pager revenue is primarily attributable to the introduction of new management who have more aggressively marketed Pager segment products to new and existing customers resulting in more sales and renewals.

     Revenue from the Company's travel segment decreased by $200,000 from $500,000 the quarter ended June 30, 2000 to $300,000 for the comparable period of 2001. The decrease is primarily attributable to an approximate 3% industry wide reduction in travel related commissions, and fewer travel bookings through the Company as a result of earthquake and flood interruption to Seminar operations. Revenues in the Other segment, consisting primarily of the Company's real estate development operations and advertising agency, decreased by $100,000 from $600,000 the quarter ended June 30, 2000 to $500,000 during the comparable period in 2001. The decrease in Other revenues is principally due to the elimination of Company retail stores, and lower in-house advertising commissions due to reduction in over-all advertising resulting from earthquake and flood interruption.

     Cost of Revenue. Cost of revenue decreased by $1.0 million from $4.8 million for the quarter ended June 30, 2000 to $3.8 million in the quarter ended June 30, 2001. This decrease is primarily due to decreased costs in the Company's Seminar, and Product Sales segments.

     Cost of revenue attributable to the Company's Seminar segment decreased by $1.4 million from $4.1 million for the quarter ended June 30, 2000 to $2.7 million for the comparable quarter in 2001 primarily due to reduced sales as a result of earthquake and flooding as described in Seminar Revenues above, and to some extent management's continued implementation of cost controls and more efficient use of existing Company recourses. Cost of Product Sales decreased by $600,000 from $1.1 million for the quarter ended June 30, 2000 to $500,000 for the comparable period of 2001 primarily due to reduced sales as a result of earthquake and flooding as described in Seminar Revenue above, and to some extent management's continued implementation of cost controls and the more efficient use of existing Company resources.

     The cost of revenue for the Pager services segment was $100,000 as of June 30, 2001, and did not show a significant change from June 30, 2000. Costs in the Travel services segment were negligible as of June 30, 2001 and did not show a significant change from June 30, 2000. The Other segment cost of revenue increased by $100,000 from

$400,000 the quarter ended June 30, 2000 to $500,000 for the comparable period in 2001. The increase is primarily due to progress and development costs related to the Company's commercial residential developments located in western Washington.

     Selling, General and Administrative Expenses. Selling, general and administrative costs for the three months ended June 30, 2001 were $6.8 million compared with $11.7 million in the comparable period in 2000. The decrease is primarily attributable to reductions in employee salaries and commissions, commissions paid to Company independent contractors, utility costs, employee benefits, meal and entertainment expense, office supply costs, and professional services.

     Operating Income. The Company's use of cash in operations improved by $500,000 from $(700,00) for the quarter ended June 30, 2000 to $(200,000) for the quarter ended June 30, 2001. This improvement is the principal result of improvements to operating income in the Product Sales and Pager segments.

     Operating income in the Seminar segment was $(300,000) as of June 30, 2001, and did not a show significant change from the quarter ended June 30, 2000. Operating income in the Product Sales segment improved by $356,000 from $(332,000) for the quarter ended June 30, 2000 to $24,000 for the comparable period in 2001. This improvement is primarily the result of reduced costs for printing services, and the elimination of prior satisfied accounts payable from the ledger of the Company's publishing subsidiaries.

     Operating income in the Pager segment improved by $174,000 from $25,000 in the quarter ended June 30, 2000 to $199,000 for the quarter ended June 30, 2001 primarily due to increased sales in the Pager segment. Operating income in the Travel Services segment was $(55,000), and did not show a significant change from the quarter ended June 30, 2000. Operating income in the Other segment was $(64,000), and did not show a significant change from the quarter ended June 30, 2000.

     Other Income (Expenses). Total other income was $38,000 for the three months ended June 30, 2001, compared with income of $(1.4) million for the comparable period in 2000. This improvement is primarily attributable to reduced unrealized losses in the Company's marketable equity securities, the sale of Company owned automobiles, and increases in Other Income. During the quarter ending June 30, 2001, the Company experienced a realized and unrealized loss on the trading of securities in the amount of $(200,000) compared with a loss of $(1.7) million in a comparable period of 2000. The improvements to the Company's marketable securities are reflective of unrealized gains as a result of a general upturn in the securities markets. The Company records its investment in trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity
Securities, and therefore, adjusts marketable securities to market value, thereby reflecting changes in market value through the income statement in the current period.

     Income (loss) before income taxes for the three months ended June 30, 2001 was $(200,000), compared with $(2.1) million for a comparable year in 2000. This improvement is primarily due to greater reductions in costs and expenses relative to revenues, and decreased losses in the Company's marketable equity securities.

     The Company experienced loss from continuing operations for the quarter ending June 30, 2001 of $(100,000), compared with a loss of $(1.2) million for the comparable period in 2000. The Company has not made any tax payments at this time due to the net operating loss.


Six Months Ended June 30, 2001 Compared with the Six Months Ended June 30, 2000

     Revenue. Revenue from continuing operations was $22.7 million for the six months ended June 30, 2001, compared with $34.9 million as of June 30, 2000. The decrease of $12.2 million is primarily attributable to reduced revenues in the Seminar, Product Sales, Pager, and Travel segments.

     During the first six months of 2001, sales in the Seminar segment decreased by $10 million from $28.4 million in the first six months of 2000 to $18.4 million in 2001. This decrease was primarily the result of the interruption in seminar operations caused by earthquake and flooding incidents occurring on February 28, 2001. As a result of earthquake and flooding damage, the Company was forced to significantly limit operations throughout March, April, May and June 2001, including continuing to reduce the size of the Company's overall sales, marketing, professional, and administrative forces. Furthermore, continuing into the second quarter, the Company's ability to effectively advertise, hold seminars, maintain current vendor relations, and provide former levels of customer service was greatly hampered. While the Company took immediate steps to repair its corporate headquarters, these repairs are still being completed and consequently the Company expects recent flooding and earthquake interruption to affect future periods. On July 18, 2001, the Company was permitted by local officials to re-enter the previously damaged portions of the corporate headquarters. Revenues from product sales decreased by $2.3 million from $5.3 million in the first six months of 2000 to $3.0 million during the first six months of 2001. The decrease in Product Sales is primarily the result of earthquake and flooding interruption as discussed under the Seminar Revenue immediately above.

     Revenue in the pager segment increased by $100,000 from $500,000 at June 30, 2000 to $600,000 for the comparable period of 2001. The increase in pager revenue is primarily attributable to the introduction of new management in the second quarter who more aggressively marketed the Pager segment products to new and existing customers thereby resulting in more pager sales and renewals.

     Revenue from the Company's Travel segment decreased by $300,000 from $1.1 million at June 30, 2000 to $800,000 at June 30, 2001. The decrease is primarily attributable to an approximate 3% industry wide reduction in travel related commissions, and fewer travel bookings through the Company as a result of earthquake and flood interruption to seminar operations. The Other segment revenues, consisting primarily of the Company's real estate development operations and advertising agency, were $1.4 million as of June 30, 2001, and did not show a significant change from June 30, 2000.

     Cost of Revenue. Cost of revenue decreased by $2.5 million from $11.2 million for the six months ended June 30, 2000 to $8.7 million for the six months ended of June 30, 2001. This decrease in cost of revenue is primarily due to decreased costs in the Seminar, Product Sales, and Pager segments.

     Cost of revenue attributable to the Company's Seminar segment decreased by $3.1 million from $9.3 million for the six months ended June 30, 2000 to $6.2 million for the comparable quarter in 2001 primarily due to reduced sales as a result of earthquake and flooding as described above, and to some extent management's continued implementation of cost controls and more efficient use of existing Company resources. Cost of Product Sales decreased by $1.2 million from $2.5 million for the six months ended June 30, 2000 to $1.3 million for the comparable period of 2001 primarily due to reduced sales as a result of earthquake and flooding as described above, and to some extent management's continued implementation of cost controls and more efficient use of existing Company resources.

     The cost of revenue for the Pager services segment was $145,000 as of June 30, 2001, and did not show a significant change from the first six months ended June 30, 2000. The cost of revenue for Travel Service segment was negligible, and did not show a significant change from prior comparable periods. The Other segment cost of revenue increased by $200,000 from $900,000 for the six months ended June 30, 2000 to $1.1 million for the six months ended June 30, 2001. The increase is primarily due to progress and development costs related to the Company's commercial residential developments located in western Washington.

     Selling, General and Administrative Expenses. Selling, general and administrative costs for the six months ended June 30, 2001 were $14.6 million compared with $24.3 million in the comparable period in 2000. The decrease of $9.7 million in such costs is primarily attributable to reductions in employee salaries and commissions, independent contractor commissions, utility costs, employee benefits, professional services, office supply costs, meal and entertainment expense, penalties and interest expense, sales tax expense, purchases, subcontractor and equipment costs, and payroll and benefits expense.

     Operating Income. The Company's operating income was $(600,000) as of June 30, 2001, and did not show a significant over-all change from the comparable period ended June 30, 2000.

     Operating income consumed by the Seminar segment increased by $(600,000) from $(200,000) for the period ended June 30, 2000 to $(800,000) at June 30, 2001. This change is primarily attributable to increased selling, general, and administrative expense associated with recent earthquake and flooding activities during the first three months of 2001. Operating income attributable to the Product Sales segment improved by $100,000 from $(400,000) for the period ended June 30, 2000 to $(300,000) for the period ended June 30, 2001. This improvement is primarily attributable to reduced costs for printing services, and the elimination of prior satisfied accounts payable from the ledger of the Company's publishing subsidiaries.

     Operating income in the Pager segment improved by $300,000 from $100,000 in the six months ended June 30, 2000 to $400,000 for the six months ended June 30, 2001. This improvement is primarily attributable to increased second quarter sales in the Pager segment, and reductions in the costs of pagers during the first three months of 2001.

     In addition, operating income in the Travel Services segment was $45,000, and did not show a significant change from June 30, 2000. Operating income in the Other segment improved by $152,000 from $(37,000) for the six months ended June 30, 2000 to $115,000 for the six months ended June 30, 2001. The improvement is primarily due to increased commission income resulting from the Company's greater reliance on its in-house advertising agency during the first three months of 2001.

     Other Income (Expenses). Total other expense was $13,000 for the six months ended June 30, 2001, compared with $(700,000) in income for a comparable period in 2000. This improvement is primarily attributable to reduced unrealized losses in the Company's marketable equity securities, the sale of Company owned automobiles, and increases in Other Income. During the period ending June 30, 2001, the Company experienced realized and unrealized losses on the trading of securities in the amount of $(800,000) compared with a loss of $(1.4) million in the same period of 2000. The improvements to the Company's marketable securities are reflective of unrealized gains as a result of a general upturn in the securities markets. The Company records its investment in trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and therefore, adjusts marketable securities to market value, thereby reflecting changes in market value through the income statement in the current period.

     Income (loss) before income taxes for the three months ended June 30, 2001 was $(600,000), compared with $(1.3) million for a comparable year in 2000. This improvement is primarily due to greater reductions in costs and expenses relative to revenues, and decreased losses in the Company's marketable equity securities.

     The Company experienced a loss from operations for the six months ending June 30, 2001 of ($400,000), compared with loss of $(700,000) for the comparable period in 2000. The Company has not made any tax payments at this time due to the net operating loss.

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

Resolved. Kevin Carroll v. Wade Cook Seminars, Inc., Wade B. Cook, Entity Planners, Inc. ("EPI"), and Norman Ovitt. On June 17, 1999, Kevin Carroll filed a civil lawsuit against the Company and Mr. Cook (the "defendants") in the District Court of the 126th Judicial District for Travis County, Texas. Mr. Carroll alleged that he lost money after relying on information given by the defendants and using their products. Mr. Carroll requested relief for approximately $200,000 to $600,000 for his actual damages, attorney fees, pre-judgment and post-judgment interest, and related costs. In June of 2001, this matter was resolved and the suit dismissed without payment by the Company or Mr. Cook to Mr. Carroll.

Bendahan et. al. v. Wade Cook Financial Corporation et al. On April 19, 2001, a group of former Company customers (the "Plaintiffs") filed a civil lawsuit against the Company in the Superior Court for King County in the State of Washington. The complaint alleges violations of various consumer statutes; breach of fiduciary duty; racketeering; civil conspiracy and aiding and abetting. The Plaintiffs seek actual damages to be proved at trial, treble damages for alleged violations of the various consumer statutes, exemplary damages, attorneys' fees and interest. The Company believes that it has not engaged in any unlawful practices and intends to defend itself vigorously in this matter. The Company has not yet determined the impact on its financial statements, and has not made provision for losses, if any.

Washington Department of Revenue. On May 9, 2001, the Company received notice of a final determination from the Washington Department of Revenue. The Department of Revenue's final determination assesses the Company with $295,000 in delinquent taxes, including penalties and interest. The final determination covers the period beginning January 1, 1995 and ending February 30, 1998. The Company has appealed the Department of Revenue's final determination stating the Department of Revenue erred in finding that the taxpayer's receipts were properly taxable under the selected business services classification rather than the services and other activities classification. The Washington State Board of Tax Appeals has not yet set a date for hearing this matter. The Company believes that it has paid the appropriate taxes in the State of Washington related to the above stated classification issue and intends to defend itself vigorously in this matter. The Company has not yet determined the impact on its financial statements, and has not made provision for losses, if any.

Caliber One Indemnity Company v. Wade Cook Financial Corporation. On July 23, 2001, the Caliber One Indemnity Company ("Caliber One") filed suit for declaratory judgment to determine coverage sub-limits under the Company's Commercial Property Insurance Policy (the "Policy"). Specifically, whether the Company has earthquake coverage sublimits of $500,000 or $5,000,000. Caliber One's complaint was filed in the United States Western District Court of Washington at Seattle. On February 28, 2001, western Washington was struck by an earthquake measuring 6.8 on the Richter Scale. Subsequent to this earthquake, the Company submitted a claim for significant earthquake damage under the Policy. Upon submission of the claim, Caliber One informed the Company that it believed the applicable coverage sub-limit for earthquake was $500,000. The Company's records indicate that the initial Policy, as taken out in the years 1998 to 1999, provides coverage limits up to $5,000,000. The Company did not subsequently request a reduced coverage sub-limit, and the premium for the policy remained constant from the initial placement to the present Policy. However, a typographical error was made in printing the Company's 1999 to 2000 Policy. In a letter dated May 31, 2001, Counsel for Caliber One states, "Caliber One has determined that the inclusion of a $500,000 earthquake sub-limit for December 1, 1999 to December 1, 2000 policy period resulted from an error on its part." The Company demanded Caliber One pay its claim. Caliber One failed to do so. Following another demand for payment by the Company, Caliber One filed a complaint alleging that the Company's failure to advise Caliber One about the typographical error it caused, constitutes acceptance of a reduced coverage sub-limit. The Company strongly disagrees with Caliber One's position, and asserts counterclaims of breach of contract, fraud, misrepresentation, violation of the Consumer Protection Act, and related claims.

Item 2.  Changes in Securities.

     None

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.   Other Information.

     Repurchase of Company Common Stock.

     On February 16, 2000, the Board of Directors (the "Board") authorized the repurchase of up to two million shares of the Company's common stock in the open market on or before December 31, 2000. On June 8, 2000, the Company was authorized to repurchase up to one million additional shares of its common stock during a period ending on June 8, 2001. The repurchase of Company shares is being conducted in accordance with Rule 10b-18 under the Exchange Act. The Board has recently resolved to begin a new stock buy-back program of the Company's common stock. Under the new buy back program, the Company is authorized to purchase up to 2,500,000 shares of Company common stock. However, the Company is restricted from purchasing Company common stock with a per share asking price equal to or exceeding $5.00. The new program was approved March 22, 2001 and will end March 22, 2002. The repurchase of Company shares under this new program is being conducted in accordance with Rule 10b-18 under the Exchange Act. During the second quarter of 2001, the Company repurchased 80,000 shares of common stock on the open market for total purchase price of $9,570.

     Resignation of Gene Stevens.

     On July 17, 2001, Gene Stevens resigned as a member of the Board of Directors and Executive/Audit Committee member for the Company. Mr. Stevens resignation is part of an initiative by the Board to reduce its size and streamline operations.

     Audited Financials for the year ended December 31, 1999.

     Recently, the Company was contacted by the SEC concerning an alleged technical filing error with respect to its Annual Report on the Form 10-K ("Annual Report") for the year ended December 31, 2000. The alleged technical filing error involved the Company's filing of the Annual Report without including a written consent ("Consent") by Miller and Co. LLP ("Miller") relating to the Company's financial report for the year ended 1999.

     Miller, the Company's former auditor, was dismissed in November of 2000. On December 4, 2000, the Company filed a Special Report on the Form 8-K ("8-K") disclosing Miller's dismissal. Miller attached a letter to the 8-K, agreeing substantially that Miller's reports for 1998 and 1999 do not contain an adverse opinion or disclaimer, and that there had been no disagreements with Miller on matters relating to accounting principles or practices, financial statement disclosure, or auditing scope and procedure which were not resolved to Miller's satisfaction. Furthermore, there were no reportable events as described in Item 304 (a) (1) (iv) of Regulation S-K, or any reportable event, as the term is defined in Item 304(a)(1)(v) of Regulation S-K. (For additional information concerning this event please see the Company's Special Report on Form 8-K filed December 4, 2000).

     Shortly before filing the Annual Report, the Company requested Miller's written Consent to refile the prior audited financials in the current Annual Report. In a letter dated April 9, 2001, Miller stated "it is our understanding that we are not required to authorize the release of the firms report." In reliance on Miller's statements, the Company believed that Miller's Consent was either implicitly given and/or would not be needed to file the Annual Report, and acted accordingly.

     Subsequent to filing the Annual Report, the SEC contacted the Company, informing Company representatives that absent Miller's written Consent, the financials from prior audit years would be deemed as unaudited by the SEC. The SEC also disclosed that as a result of this situation, the Company would be unable to raise capital through public offerings until the matter was resolved. The Company is not aware of any assertions by Miller, claiming that their prior audit information is inaccurate, misleading, or has otherwise been impacted by subsequent events.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

        Exhibit
        Number      Description
        ------      -----------
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

        2.13(3) Memorandum of Terms, Assignment and Assumption of Interest, Warranty Deed re: Airport Lodging Associates, L.L.C.

        2.14(4) Share Exchange Agreement , dated January 1, 1998, between WCFC & Quantum Marketing, Inc.

        2.15(4) Stock Assignment Agreement dated January 1, 1998, between WCFC & Glendon H. Sypher

        3.1(2)      Articles of Incorporation of Wade Cook Financial Corporation

        3.2(2)      Bylaws of Wade Cook Financial Corporation

        Exhibit
        Number      Description
        ------      -----------
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

        Exhibit
        Number      Description
        ------      -----------
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

       10.41(6)     Form of Speaker Agreement

       10.42(6) Agreement dated December 11, 1998 between THH Ventures L.C. and the Company

       10.43(7) Assignment Agreement dated December 15, 1999 by and between Wade Cook Financial Corporation and Never Ending Wealth, L.P.

       10.44(7)     Purchase  and Sale  Agreement  for  Hotel  Properties  dated
                    December 1999 by and between Bountiful Investment Group, Inc. and Eagle Rock Finance, L.C.

        Exhibit
        Number      Description
        ------      -----------
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

       10.46(7) Promissory Note dated June 1999 made by Quantum Marketing, Inc. in favor of Habib American Bank

       10.47(8) Promissory Note in favor of Never Ending Wealth, L.P. dated September 30, 2000

       10.48* Employment Agreement dated June 30, 2000 Wade B. Cook, individual and Wade Cook Financial Corporation

       10.49* Employment Agreement dated November 11, 2000 Wade B. Cook, president of Wade Cook Financial Corp and Cynthia C. Britten CPA.

       10.50(10)    Sublease  dated  September 2000 between  Papercraft,  LLC, a
                    Delaware limited liability company  ("Sublessor"),  and Wade
                    Cook Financial Corp. (WCFC) dba Quantum Marketing

       10.51(10)    Third Amendment to Open-Ended  Product Agreement dated March
                    15, 2000 between Wade Cook Financial Corporation and Wade B.
                    Cook

       10.52        Promissory Note in favor of Centrum Financial Services, Inc.
                    dated May 30, 2001

       16.1(9)      Letter re: Change in Certifying Accountant

       99.1(8) Consent Decree between the Federal Trade Commission, as plaintiff, and the Company, as defendant, entered with the U.S. District Court, Western District of Washington on October 13, 2000. (Confidential treatment has been granted as to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.)
-------------------------


(*) This document has been identified as a management contract or compensatory plan or arrangement.
(1) Previously filed as an exhibit to the Company's registration statement on Form 10 filed with the SEC on April 30, 1997, as amended on June 29, 1997 and September 24, 1997
(2) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1998
(3) Previously filed as an exhibit to the Company's Form 10-K/A filed with the SEC on July 20, 1998
(4) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on August 8, 1998
(5) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 16, 1998
(6) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1999
(7) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 2000
(8) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 14, 2000
(9) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on December 4, 2000
(10) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on May 15, 2001


(b)     Reports on Form 8-K

        None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q, period ending June 30, 2001 to be signed on its behalf by the undersigned duly authorized.


                                  WADE COOK FINANCIAL CORPORATION



August 14, 2001                   /s/ Wade B. Cook
                                  --------------------------------------------
                                  Wade B. Cook, Chief Executive Officer


August 14, 2001                   /s/ Cynthia C. Britten
                                  --------------------------------------------
                                  Cynthia C. Britten, Chief Financial Officer,
                                  Chief Accounting Officer

                                 EXHIBIT INDEX

  Exhibit
  Number      Description
  ------      -----------
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

*10.1(2)      1997 Stock Incentive Plan of Wade Cook Financial Corporation

 10.2(2)      Form of  Indemnification  Agreement  of Wade Cook  Financial
              Corporation

 10.3(1) Product Agreement, dated June 25, 1997, and effective as of July 1, 1997, among Wade Cook Seminars, Inc., Money Chef, Inc., and Wade B. Cook

 10.4(1) Agreement dated February 1, 1996, between Wade B. Cook and Lighthouse Publishing Group, Inc.

 10.5(1) Amended Agreement, dated June 26, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

 Exhibit
 Number       Description
 ------       -----------
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

 Exhibit
 Number       Description
 ------       -----------
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

 10.45(7) Promissory Note dated December 20, 2000 made by Stock Market Institute of Learning, Inc. in favor of Sun Life Assurance Company of Canada

 10.46(7) Promissory Note dated June 1999 made by Quantum Marketing, Inc. in favor of Habib American Bank

 10.47(8) Promissory Note in favor of Never Ending Wealth, L.P. dated September 30, 2000

 10.48* Employment Agreement dated June 30, 2000 Wade B. Cook, individual and Wade Cook Financial Corporation

 10.49* Employment Agreement dated November 11, 2000 Wade B. Cook, president of Wade Cook Financial Corp and Cynthia C. Britten CPA.

 Exhibit
 Number       Description
 ------       -----------
 10.50(10)    Sublease  dated  September 2000 between  Papercraft,  LLC, a
              Delaware limited liability company  ("Sublessor"),  and Wade
              Cook Financial Corp. (WCFC) dba Quantum Marketing

 10.51(10)    Third Amendment to Open-Ended  Product Agreement dated March
              15, 2000 between Wade Cook Financial Corporation and Wade B.
              Cook

 10.52        Promissory Note in favor of Centrum Financial Services, Inc.
              dated May 30, 2001

 16.1(9)      Letter re: Change in Certifying Accountant

 99.1(8) Consent Decree between the Federal Trade Commission, as plaintiff, and the Company, as defendant, entered with the U.S. District Court, Western District of Washington on October 13, 2000. (Confidential treatment has been granted as to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.)
-------------------------


(*) This document has been identified as a management contract or compensatory plan or arrangement.
(1) Previously filed as an exhibit to the Company's registration statement on Form 10 filed with the SEC on April 30, 1997, as amended on June 29, 1997 and September 24, 1997
(2) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1998
(3) Previously filed as an exhibit to the Company's Form 10-K/A filed with the SEC on July 20, 1998
(4) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on August 8, 1998
(5) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 16, 1998
(6) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1999
(7) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 2000
(8) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 14, 2000
(9) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on December 4, 2000
(10) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on May 15, 2001