Form 10-Q
period 2001-09-30
WADE COOK FINANCIAL CORP
filed 2001-11-15
CIK 894417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of outstanding shares of the registrant's common stock, $0.001 par value, as of September 30, 2001 was 63,608,948 shares.

                         WADE COOK FINANCIAL CORPORATION
                                    Form 10-Q
                                      Index

                                                                           Page

PART I -- FINANCIAL INFORMATION..............................................1

ITEM 1:  FINANCIAL STATEMENTS................................................1

         Condensed Consolidated Balance sheets
           as of December 31, 2000 and September 30, 2001....................1

         Condensed Consolidated Statements of Operations
           for the three months ended September 30, 2000 and 2001
           and the nine months ended June 30, 2000 and 2001..................3

         Condensed Consolidated Statements of Cash Flows
           for the nine months ended September 30, 2000 and 2001.............4

         Notes to Financial Statements.......................................5


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...............................9

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........18


PART II  --  OTHER INFORMATION..............................................18

ITEM 1.  LEGAL PROCEEDINGS..................................................18

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................19

ITEM 5.  OTHER INFORMATION..................................................20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................21

SIGNATURES..................................................................26

PART I -- FINANCIAL INFORMATION

Item 1: Financial Statements

                Wade Cook Financial Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


(in thousands)                                            September 30,  2001        December 31, 2000
                                                          -------------------        -----------------
Assets:
  Current Assets:
  Cash and cash equivalents                                    $   140                    $   980
  Restricted cash                                                  302                          -
  Marketable securities                                            109                        183
  Receivables, trade                                             2,328                      2,165
  Inventory                                                      1,620                      1,915
  Notes receivables, Employees, Current Portion                    172                        118
  Receivables, related parties                                     133                        130
  Deferred tax assets                                            1,425                      1,091
  Income tax refund receivable                                   1,794                      1,795
  Prepaid                                                           95                         97
                                                          -------------------        -----------------
  Total current assets                                           8,118                      8,474
                                                          -------------------        -----------------
  Property, plant and equipment, net of depreciation             7,955                      9,409
                                                          -------------------        -----------------
  Goodwill, net of amortization                                  1,909                      2,002
                                                          -------------------        -----------------
  Other assets:
  Other investments                                              5,896                      5,305
  Deposits                                                         135                        100
  Notes receivable - employees                                   1,172                      1,639
  Notes receivable                                               2,050                      2,050
                                                          -------------------        -----------------
  Total other assets                                             9,253                      9,094
                                                          -------------------        -----------------
Total assets                                                   $27,235                    $28,979
                                                          ===================        =================

(in thousands)                                            September 30,  2001        December 31, 2000
                                                          -------------------        -----------------
Liabilities and Shareholders' Equity:
  Current liabilities:
  Current portion of long-term debt                                175                        564
  Accounts payable and accrued expenses                          4,421                      6,514
  Margin loans in investment accounts                                2                         36
  Payroll and other accrued taxes                                  220                        294
  Deferred revenue                                                 980                      2,051
  Payables, related parties                                        278                        344
                                                          -------------------        -----------------
Total current liabilities                                        6,076                      9,803

Long-term liabilities:

Long-term debt                                                   5,719                      3,278
Long-term notes to related parties                               2,260                      2,045
Deferred revenue                                                    98                        146
                                                          -------------------        -----------------
Total long-term liabilities                                      8,077                      5,469

Total liabilities                                               14,153                     15,272
                                                          -------------------        -----------------
Minority interest                                                  420                        410
                                                          -------------------        -----------------
Shareholders' Equity
  Preferred stock                                                    -                          -
  Common stock                                                      64                         64
  Paid-in capital                                                4,845                      4,845
  Prepaid advertising                                             (120)                      (170)
  Retained Earnings                                              8,500                      9,145
                                                          -------------------        -----------------
                                                                13,289                     13,884
  Less: common stock in treasury at cost:
                                                                  (627)                      (587)
                                                          -------------------        -----------------
Total shareholders' equity                                      12,662                     13,297
                                                          -------------------        -----------------
Total liabilities, minority interest, and stockholders'
  Equity                                                       $27,235                    $28,979
                                                          ===================        =================

                Wade Cook Financial Corporation and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                             For the Three Months Ended               For the Nine Month Ended
                                         ----------------------------------       ---------------------------------
(in thousands, except per share data)     September 30,       September 30,         September 30,      September 30,
                                              2001                2000                 2001                 2000
                                         --------------------------------------------------------------------------
 Revenue, net of returns and discounts     $  6,669             $12,253                $29,341            $47,174
                                         -----------        --------------          ------------        ------------
 Costs and expenses:
   Cost of revenue                            1,534               5,448                  9,063             16,654
   Selling, general and administrative        5,349               7,029                 21,079             31,291
                                         -----------        --------------          ------------        ------------
 Total operating costs                        6,883              12,477                 30,142             47,945
                                         -----------        --------------          ------------        ------------
 Income from operations                        (214)               (224)                  (801)              (771)
                                         -----------        --------------          ------------        ------------
 Other income (expense):
   Interest and dividend income                 181                 102                    301                224
   Gain (loss) on Marketable                   (416)               (128)                (1,276)            (1,566)
 securities
   Interest Expense                            (209)               (106)                  (445)              (333)
   Gain (loss) on Non-Marketable                  0                  15                   (190)                69
 Securities
   Other                                        262                 524                  1,442              1,311
                                         -----------        --------------          ------------        ------------
 Total other income (expenses)                 (182)                407                   (168)              (295)
                                         -----------        --------------          ------------        ------------
 Income(loss) before income taxes              (396)                183                   (969)            (1,066)
                                         -----------        --------------          ------------        ------------
 Provision for income taxes (tax                108                  63                    334               (332)
 benefits)

 Minority Interest                               (3)                 (3)                   (10)                (3)
                                         -----------        --------------          ------------        ------------
 Net income                                $   (291)            $   123                $  (645)           $  (731)
                                         ===========        ==============          =============       ============
 Earnings per share
   Income from continuing operations       $( 0.005)             $ 0.002               $(0.010)           $(0.011)
   Income from discontinuing                      -                    -                     -                  -
 operations
   Income during phase-out period            (0.005)               0.002                (0.010)            (0.011)
                                         -----------        --------------          ------------        ------------
Weighted average number of shares            63,609               64,064                63,756             64,064

                Wade Cook Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)




                                                                       Nine Months Ended
                                                        ----------------------------------------------
(in thousands)                                          September 30, 2001          September 30, 2000
                                                        ------------------          ------------------
Cash provided by (used in) operations                        $(2,993)                     $  (440)

 Cash provided by (used in) investing activities                  32                         (994)


Cash used in financing activities:                             2,121                          282
 Net (payments) borrowings
                                                        ------------------          ------------------
Net increase (decrease) in cash                              $  (840)                     $(1,152)
                                                        ==================          ==================



                Wade Cook Financial Corporation and Subsidiaries
                      Notes to Interim Financial Statements
                               September 30, 2001



1.   Basis for Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to "Factors Affecting Future Results," and to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Earnings per Share

     Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.

3.   Licensing Arrangement

     In June of 1999, the five year licensing agreement was mutually terminated by the parties and the Company entered into a temporary licensing arrangement with Anderson Law Group P.S. ("ALG"). Under the temporary licensing arrangement, the Company receives payments in the form of marketing fees equal to 35% of AGL's gross proceeds from select services. During the first nine months of 2001, the Company received approximately $901,000 in marketing fees from ALG.

4.   Contingencies

     The Company is subject to a small number of legal proceedings and claims, which were discussed in detail in the Form 10-K for fiscal 2000, and other documents previously filed with the Securities and Exchange Commission. The Company is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. The results of the Company's legal proceedings cannot be predicted with certainty; however, although management does not presently anticipate monetary liability related to many of the legal proceedings and claims that would have a material adverse effect on its financial condition or result of operations, it has not yet made an estimate of its potential exposure in several pending proceedings and investigations or determined the impact of adverse results in such matters on its financial statements.

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

     Information on the Company's business segments for the three months ended September 30,


     (in thousands)                             2001                   2000
                                             ----------             ----------
     Net revenues and sales
          Seminars                             $5,138                $11,094
          Product sales                           979                  1,913
          Pager service                           228                    465
          Travel service                          341                    349
          Other                                   152                    484
          Less: inter-company sales              (169)                (2,052)
                                             ----------             ----------
                                               $6,669                $12,253
                                             ==========             ==========
     Cost of sales
          Seminars                             $1,083                $ 5,406
          Product sales                           389                  1,483
          Pager service                            68                     89
          Travel service                            0                      -
          Other                                   191                    251
          Less: inter-company sales              (197)                (1,781)
                                             ----------             ----------
                                               $1,534                $ 5,448
                                             ==========             ==========

                                                2001                   2000
                                             ----------             ----------
     Operating income
          Seminars                             $ (172)               $   260
          Product sales                           (89)                  (499)
          Pager service                           124                    255
          Travel service                            4                   (225)
          Other                                   (68)                   (15)
          Less: inter-company sales               (13)                     -
                                             ----------             ----------
                                               $ (214)               $  (224)
                                             ==========             ==========

     Nine months ended September 30,
     (in thousands)                             2001                   2000
                                             ----------             ----------
     Net revenues and sales
     Net revenues and sales
          Seminars                            $23,547                $39,515
          Product sales                         3,944                  7,178
          Pager service                           859                    991
          Travel service                        1,103                  1,484
          Other                                 1,520                  1,891
          Less: inter-company sales             1,632)                (3,885)
                                             ----------             ----------
                                               29,341                $47,174
                                             ==========             ==========
     Cost of sales
          Seminars                            $ 7,307                $14,721
          Product sales                         1,649                  4,006
          Pager service                           213                    286
          Travel service                            2                      -
          Other                                 1,350                  1,113
          Less: inter-company sales            (1,458)                (3,472)
                                             ----------             ----------
                                              $ 9,063                $16,654
                                             ==========             ==========

     Operating income
          Seminars                            $(1,020)               $   (62)
          Product sales                          (382)                  (807)
          Pager service                           545                    387
          Travel service                           49                   (237)
          Other                                    47                    (52)
          Less: inter-company sales               (40)                     -
                                             ----------             ----------
                                              $  (801)               $  (771)
                                             ==========             ==========


                                            September 30,           September30,
                                                2001                   2000
                                             ----------             ----------
     Net Identifiable assets
          Seminars                            $     -                $     -
          Product sales                            73                  1,914
          Pager service                           452                  1,222
          Travel service                           18                    858
       Other                                       43                  1,233
                                             ----------             ----------
     Segmented assets                             586                  5,227
     Corporate assets                           7,369                 11,977
                                             ----------             ----------
          Total identifiable assets           $ 7,955                $17,204
                                             ----------             ----------

6.   Other Events

     Earthquake and Flooding Damage. On February 28, 2001, an earthquake (the "Earthquake") measuring 6.8 on the Richter scale struck Western Washington. In concert with the earthquake, Wade Cook Financial Corporation's ("WCFC") corporate headquarters (the "Headquarters"), located in Seattle, Washington, experienced severe localized flooding (the "Flooding"). The Headquarters is home to WCFC, as well as the Stock Market Institute of Learning, Inc. ("SMILe"), Lighthouse Publishing Group, Inc. ("Lighthouse"), and Information Quest, Inc. ("IQ"), all wholly owned subsidiaries of WCFC. Collectively SMILe, Lighthouse, and IQ account for the majority of WCFC's annual revenues. The combination of the Earthquake and the Flooding has caused the Company to significantly reduce operations, and rendered one half of the Headquarters unusable for an extended period of time. Occupation was restored to the corporate headquarters in July of 2001. It is not presently known when the Company will again be fully operational. The inability to resume full operations for a number of months caused and continues to cause the Company to lose a significant amount of revenue, as well as the attendant loss of profits, and to incur substantial continuing and extra expenses. As of September 30, 2001, the Company was unable to accurately estimate the extent of full property damage, lost profits, loss of goodwill, and associated expenses incurred on account of the Earthquake and the Flooding. However, initial estimates of damage to the Headquarters and related furniture, fixtures and inventory indicate that the repair, reconstruction, and/or replacement costs for these items may equal or exceed $4,600,000. The Company has received approximately $500,000 in insurance proceeds from its commercial property insurance carrier Caliber One Indemnity Company thus far. The Company is seeking additional insurance proceeds from Caliber One Indemnity Company to fund continued restoration of the Company's headquarters and to compensate it for various losses caused by the earthquake and subsequent flooding, including damaged and destroyed equipment, lost business income, and extra expenses.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward Looking Information

     This  report  contains  forward-looking  statements  within the  meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as "expects," "believe," "believes," "plan" "plans," "anticipate," "anticipates," "is anticipated," or stating that certain actions, events or results "will," "may," "should," or "can" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Forward-looking statements are based on expectations, estimates and projections of the Company's management at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by the Company. Such risks and uncertainties include, but are not limited to, the Company's working capital deficiency and liquidity constraints, the effects of the Company's noncompliance with Form 10-K filing requirements, the effect that volatility in the stock market may have on the interest of customers in the Company's seminars, products and services and on the Company's own investments, the level of resources that may be required by the Company's consumer redress program, the Company's continuing compliance with state and federal agreements, the Company's ability to manage its growth and to integrate recent acquisitions, fluctuations in the commercial real estate market, the influence on the management of the Company by Wade B. Cook, the Company's Chief Executive Officer ("Mr. Cook"), the possibility of adverse outcomes in pending or threatened litigation and actions involving the Company, consequences associated with the Company's policy of committing available cash to additional investments, lack of liquidity in the Company's investments, damage and disruption to operations caused by the February 28, 2001 earthquake and flooding, and other risks and uncertainties discussed herein and those detailed in the Company's other Securities and Exchange Commission (the "SEC") filings. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis, estimates and opinions as of the date hereof. The Company undertakes no obligation to update forward-looking statements if circumstances, or management's analysis, estimates or opinions should change. For the convenience of the reader, the Company has attempted to identify forward-looking statements contained in this report with an asterisk (*). However, the omission of an asterisk should not be presumed to mean that a statement is not a forward-looking statement within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

General

     Wade Cook Financial Corporation is a holding company that, through its operating subsidiary, Stock Market Institute of Learning, Inc. ("SMILe" was formerly known as Wade Cook Seminars, Inc.), conducts financial education seminars and produces and sells related video and audio tapes, books and other written materials. The Company's core business is financial education, through its seminar and publishing concerns. These core businesses are complemented by a financial information pager service and an online bulletin service that provides stock market information that illustrates the strategies taught in the Company's seminars and publications.

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

Investments

     The Company regularly evaluates other acquisition and investment opportunities, and additional cash resources may be devoted to pursuing such opportunities. In the fourth quarter of 1999, the Company, through SMILe, executed agreements to invest in three private companies. The investments are as follows: 80,000 shares of E-automate, Inc. ("E-automate") common stock at $240,000 acquired through a private placement; 450,000 shares of Surfbuzz.com, Inc. ("Surfbuzz") common stock at $450,000 acquired through a private placement; and 75,000 shares of CeriStar, Inc. ("CeriStar") common stock at $150,000 acquired through a private placement. In January 2000, the Company purchased an additional 100,000 shares of Surfbuzz common stock and 50,000 shares of Ceristar common stock for an additional $100,000 for each investment. E-automate is a software manufacturer that integrates small business operations. Surfbuzz is a world wide web search engine access tool. Ceristar is a company engaged in integrating telecommunications systems. These Investments were accounted for using the "cost method" of accounting.

     In May 2000, the Company was informed by the management of Surfbuzz, that Surfbuzz was a defendant of a patent infringement suit with respect to technology used in the operation of that business. As a result of the patent infringement suit, operations at Surfbuzz were halted. In an effort to avoid losses on its investment in Surfbuzz, the Company held discussions with the initial promoters (the "Promoters") of Surfbuzz to develop a plan for protecting the Company's investment. As a result of these discussions, the Company entered into a related Stock Purchase Agreement for the purchase of common stock in a company named Sundog Technologies, Inc. ("Sundog"). The Company entered into this stock purchase agreement on January 31, 2001. Sundog is a Delaware corporation organized in 1992 for the purpose of seeking and acquiring business opportunities. Under the Stock Purchase Agreement, the Company surrendered 250,000 shares of Surfbuzz common stock for 100,000 shares of Sundog, and paid $4,000 in additional transfer costs. As a result of this transaction, the Company became the owner of 100,000 shares of Sundog common stock with a basis equal to the cost value of the surrendered stock. Sundog has approximately 23,900,000 shares issued and outstanding, with its common stock registered under the Securities and Exchange Act of 1934, as amended. Surfbuzz has since changed its corporate name to Arkona, Inc. The Company continues to work with Promoters concerning its remaining $200,000 investment in Surfbuzz stock.

     The Company retains minority interests in the Hampton Inn/Fairfield Inn in Murray, UT, and the Woods Cross Fairfield Inn in Woods Cross, UT. The Company sold its minority interest in the Park City Hampton Inn and Suites in June of 2001 for $72,000, which was valued at $261,000. The minority interests, which are 12% and 7% respectively, are held through the Company's ownership interest in Western States Lodging.

Liquidity and Capital Resources

     At September 30, 2001, the Company had current assets and current liabilities in the amounts of $8.1 million and $6.1 million, respectively, resulting in a working capital surplus of $2.0 million. The working capital deficit at December 31, 2000 was $1.3 million. The primary reason for the surplus was due to increases in the Company's trade receivables and deferred tax assets, and decreases in the Company's accounts payable, current portion of long-term debt, deferred revenue, and payables to related parties. Accounts receivable, under Company's current assets, include approximately $700,000 in receivables related to insurance proceeds that the Company expects in satisfaction of expenditures made by the Company to repair its corporate headquarters after the February 28, 2001 earthquake that struck western Washington. Current liabilities at September 30, 2001 include $1.0 million in deferred revenue, which results primarily from revenues from seminars not yet attended, prepayments for future pager services from Information Quest and/or subscriptions to the WIN online service. The Company has not made estimated tax payments with respect to the year 2001 income taxes, but does not presently expect income taxes to accrue.

     At September 30, 2001, the Company had current payables to related parties in the amount of $300,000, which primarily represents royalties owed to Mr. Cook.

     The market value of the Company's marketable securities was $100,000 and did not change significantly from December 31, 2000. Inventory decreased by $300,000 from $1.9 million at December 31, 2000 to $1.6 million at September 30, 2001. The decrease in inventory was primarily a result of continued reliance on existing inventory to meet current marketing needs and customer demand. Company inventory includes tapes, cassettes, manuals and books published by the Company, various related marketing materials, supplies and other assorted items. At September 30, 2001, the Company also had current receivables from related parties in the amount of $100,000 consisting primarily of term loans to employees and directors, the majority of which are secured by mortgages on real property.

     In addition to cash received from its own operations, the Company is entitled to receive payments under a temporary marketing arrangement with ALG, the current owner of EPI, which provides for marketing payments to the Company equal to 35% of EPI's gross proceeds. The arrangement may be terminated at any time. Receipt of these payments may, as a practical matter, be dependent on the success of the business in the hands of ALG. As of September 30, 2001, the Company had received approximately $901,000 from this arrangement.

     Other investments increased by $600,000 from $5.3 million at December 31, 2000 to $5.9 million at June 30, 2001, due primarily to progress and development of commercial residential housing lots under construction in Western Washington by Brookhaven Homes, a.k.a. Sherlock Home Builders, LP, a limited partnership affiliated with the Company. Increases in the value of "Investments in undeveloped land" under Other Investments, as presented below, were partially offset by the sale of Company's interest of a minority hotel interest in the Park City Hampton Inn and Suites during the second quarter.

The Company's "Other Investments" include the following:

Description of Investment

(in thousands)

                                        September 30, 2001     December 31, 2001
                                        ------------------     -----------------
Oil and gas properties                       $  691                $  691
Hotel and motel investments                     339                   601
Investments in undeveloped land               3,026                 2,123
Private companies - various industries        1,840                 1,890
                                        ----------------------------------------
Total non-marketable investments             $5,896                $5,305


     The Company's principal source of cash has been from the operation of its educational seminars and sales of related tapes, books and other materials. The Company does not have an established bank line of credit. The Company continues to primarily focus resources on its core and currently owned businesses, the repayment of debt, and the repair of the Company's headquarters located in Seattle, Washington that was damaged by recent earthquake and flooding activity. Cash flow has changed in recent periods by $400,000 from $(1.2) million at September 30, 2000 to $(800,000) at September 30, 2001. This change is principally due to cash provided by financing activities (see directly below).

     Cash used in operations, which has historically been the Company's principal source of cash for working capital, was $(400,000) for the nine months ended September 30, 2000, as compared to $(3.0) million as of September 30, 2001. The increase of $2.6 million in the Company's use of cash in operations is primarily attributable to payment of approximately $2.1 million in Company account payables since December 31, 2000, extra expenses associated with the February 28, 2001 earthquake and resulting water damage, and expenditures made on residential real estate developments in Western Washington. The Company anticipates that expenses associated with earthquake and resulting water damage, as well as attendant lost profits, will continue to adversely affect cash provided by operations in future periods. Cash provided by investing activities was $(1.0) at September 30, 2000 compared to $32,000 at September 30, 2001. This change is primarily attributable to the sale of a Company owned building in Tacoma, Washington during the first quarter of 2001. However, gains made on the sale of the Tacoma building have been partially offset in the second quarter by losses booked with respect to the sale of the Company's minority interest in the Park Hampton Inn and Suites.

     Cash provided by financing activities was $300,000 at September 30, 2000 compared to $2.1 million at September 30, 2001. The principal reason for the $1.8 million increase in cash provided by financing activities is due to long-term borrowing by the Company to pay for current repair and restoration expenses related to the February 28, 2001 earthquake and resulting water damage, and to meet other current operating expenses. The Company secured a loan in the amount of $700,000 on May 30, 2001 in an effort to continue repair and restoration efforts with respect to the Company's corporate headquarters damaged by earthquake and flooding. This financing was secured because the Company's commercial property insurer, Caliber One Indemnity Company, failed to disperse adequate proceeds to facilitate the necessary repairs during the second quarter. The loan, classified as long-term debt on the Company's consolidated balance sheet, is payable in one balloon payment due December 1, 2002. Interest is due and payable monthly commencing July 1, 2001 at a rate of 6% per annum above the then applicable monthly prime lending rate established by Bank of America for commercial loans in the Seattle area.

     On August 10, 2001, the Company secured a second loan in the amount of $1.9 million in an effort to continue repair and restoration efforts commenced in the first and second quarters, and to supply liquidity while the Company awaits reimbursement by Caliber One Indemnity Company for lost business income and extra expenses resulting from the interruption to operations caused by the February 28, 2001 earthquake. This additional financing was sought due to Caliber One Indemnity Company's continued delay in disbursing insurance proceeds. The loan, classified as long-term debt on the Company's consolidated balance sheet, is payable in full on August 1, 2004. Interest is due and payable monthly commencing September 1, 2001 at a rate of 6% per annum above the then applicable monthly prime lending rate established by Bank of America for commercial loans in the Seattle area, or 15% whichever is greater.

     The Company's practice of using available cash to fund its subsidiaries and investments, its working capital deficit and the fact that the Company's seminar business has not generated cash as in the past have resulted in constraints on liquidity, including failure to pay some obligations as they have come due. The Company has in some cases not paid accounts payables and certain customer obligations in a timely manner. However, as of September 30, 2001, the Company had approximately $4.4 million in accounts payable, a decrease of $2.1 million from the $6.5 million in accounts payable due as of December 31, 2000.

     The Company may be required to generate cash for working capital purposes from its non-marketable investments or other assets.* If it seeks to do so, it may not be able to liquidate investments in a timely manner, or in a manner that would allow the Company to realize the full value of the investments or assets involved.* Failure to generate adequate cash resources for working capital could require the Company to cut back operations, delay or cancel expansion and development projects, default on contracts, forfeit valuable rights for non-payment or non-performance and cause the Company to be unable to meet obligations.*

     In the wake of the February 28, 2001 earthquake, the Company has commenced the repair and reconstruction of damaged portions of its corporate headquarters. As of September 30, 2001, the Company had incurred costs relating to this repair and reconstruction of approximately $1.4 million, excluding lost business income, equipment damage; damage to furniture, fixtures, and inventory, and extra expenses. The Company expects to incur additional costs in the future as the restoration process is completed. As of October 2001, the Company received $500,000 of insurance proceeds which has been used to repair the damage to the Company's headquarters.

     The Company is party to a number of legal proceedings. See Part II, Item 1 of this report for descriptions of these proceedings, as well as other public documents filed with the Securities and Exchange Commission. The Company has not yet made an estimate of its potential exposure in these pending proceedings or determined the impact of adverse results in such matters on its financial statements.* The outcome of these matters is difficult to predict and subject to uncertainty, and the legal fees and other costs involved may be material.* Adverse publicity resulting from these matters may be negatively affecting the Company's business, and further adverse publicity could have further negative effects.* Were the Company found to be liable in certain of these proceedings, the liability could be material.* Any such result could materially adversely affect the Company's financial condition or results of operations.*

     Historically, revenues from Company's Seminar and Products Sales segments have tended to be slower in the month of August than in other months. As a result, the Company reduced the over-all number of seminars it held during the month of August by approximately one half the regularly scheduled seminars in an effort to reduce the over-all costs and expenses during the same period. The Company has not yet decided whether this seasonal slow down shall become a permanent feature of the Company's business plan.

Results of Operations

Three Months Ended September 30, 2001 Compared with the Three Months Ended September 30, 2000

     Revenue. Revenue from continuing operations was $6.7 million for the three months ended September 30, 2000, compared with $12.3 for the three months ended September 30, 2000. The decrease of $5.6 million is primarily attributable to decreased sales in the Company's Seminar, Product Sales, Pager, and Other segments.

     During the third quarter of 2001, sales in the Seminar segment decreased by $6.0 million from $11.1 million for the three months ended September 30, 2000 to $5.1 million for a comparable period in 2001. This decrease was primarily the result of lower overall sales due to a general economic downturn in the U.S. economy that has caused consumer spending to falter in recent periods; the reduced attendance at the Company's seminars after the attacks of September 11th, due in part to a current reluctance by the public to travel; the Company's decision to reduce the overall number of seminars held during the month of August; and to some extent the continuing interruption in seminar operations caused by earthquake and resulting water damage occurring on February 28, 2001 (See Results of Operations for the Nine Month Comparison for more information concerning earthquake and flooding).

     The U.S. economy has suffered a general economic down turn in recent fiscal quarters. As a result of the economic downturn, the pace of consumer spending has likewise faltered in most sectors of the economy. In short, the Company believes that the recent economic downturn has resulted in fewer customers making fewer expenditures on the Company's products and services. The Company is attempting to counter-balance the effects of the current economic downturn by offering rebates and discounts in order to attract greater customer interest. While the Company is taking steps to counter-balance the effect of this economic downturn, the Company cannot and does not guarantee that these steps will be successful.

     The September 11, 2001 terrorist attack (the "Attack") on the World Trade Center in New York and the Pentagon in Virginia has had an adverse impact on the Company's operations and ability to supply seminar services to its clientele.
Initially after the Attack, the Company was forced to cancel some of its previously scheduled seminars during the month of September, and to reschedule others. Cancellation and rescheduling resulted in the loss and/or deferment of significant revenue. Also as a result of the Attack, some U.S. residents seem to be choosing to travel less frequently, and if they must travel, to take alternative means to air transport. A significant portion of customers who attend the Company's events travel by airplane. The Company's revenues in future periods could be adversely effected, if a large percentage of the Company's potential customers choose not to travel to Company events.* The Company's management is considering a modification to its Business Plan in order to limit its overall dependence on customers who travel by air. Such modification may include tailoring marketing efforts to attract a larger percentage of event attendees from the locations where these events are held. While the Company intends on taking steps to reduce the potential negative effects of the Attack on operations, the Company cannot and does not guarantee that these steps will be successful.

     During the third quarter, the Company made the one time decision to reduce the total number of seminars and events held during the month of August. Accordingly the Company reduced its schedule of seminars by roughly one-half the number of regularly scheduled events. The Company reduced the total number of seminars in the month of August in order to reduce overall costs during that same period. Typically, there are fewer seminar attendees per event in the month of August, than there are during other comparable months resulting in a lower profit margin. The Company believes that lower attendance in the month of August may be due to the fact that many consumers plan vacations during August and are not able to attend Company events, and because August is generally a period of low activity in the stock and options markets. The Company continues to evaluate whether similar actions may be pursued in 2002.

     As a result of earthquake and flooding damage, the Company was forced to significantly limit operations throughout March, April, May, and June 2001, including continuing to reduce the size of the Company's overall sales, marketing, professional, and administrative forces. Furthermore, continuing into the second and third quarters, the Company's ability to effectively advertise, hold seminars, maintain current vendor relations, and provide former levels of customer service was greatly hampered. While the Company took immediate steps to repair its corporate headquarters, these repairs are still being completed, and consequently the Company expects recent earthquake and resulting water damage interruption to affect future periods. On July 18, 2001 of the third quarter, the Company was permitted by local officials to re-enter the previously damaged portions of the corporate headquarters. The Company continues to devote significant human and financial resources to the repair and restoration of its corporate headquarters.

     Revenues from the Product Sales segment decreased by $900,000 from $1.9 million for the three months ended September 30, 2000 to $1.0 million during a comparable period in 2001. The decrease in Product Sales is primarily the result of result of lower overall sales due to a general economic downturn in the U.S. economy that has caused consumer spending to falter in recent periods; the effects of the September 11th terrorist attacks on the Company's operations; the Company's decision to reduce the overall number of seminars held during the month of August (where Company products are marketed and sold); and to some extent the continuing interruption in seminar operations caused by earthquake and resulting water damage occurring on February 28, 2001, as discussed above.

     Revenue in the Pager segment decreased by $300,000 from $500,000 for three months ended September 30, 2000 to $200,000 for the three months ended September 30, 2001. The decrease in Pager revenue resulted from reduced demand for Pager products and services, and fewer renewals of existing pager services. The Company believes this was primarily the result of lower overall sales due to a general economic downturn in the U.S. economy that has caused consumer spending to falter in recent periods; the effects of the September 11th terrorist attacks on the Company's operations; the Company's decision to reduce the overall number of seminars held during the month of August (where Pager products and services are primarily marketed), as discussed above.

     Revenue from the Company's Travel segment was $300,000 and did not show a significant change from the three months ended September 30, 2000. The Company anticipates that the September 11, 2001 terrorist attack may effect revenues for the Travel segment in future periods. Revenues in the Other segment, consisting primarily of the Company's real estate development operations, retail sales locations, and advertising agency, decreased by $300,000 from $500,000 for the three months ended September 30, 2000 to $200,000 during the comparable period in 2001. The decrease is primarily due to restructuring in the Other segment which resulted in the elimination of six retail sales locations, and reduced advertising commissions during the third quarter.

     Cost of Revenue. Cost of revenue decreased by $3.9 million from $5.4 million for the three months ended September 30, 2000 to $1.5 million in the three months ended September 30, 2001. This decrease in the overall cost of revenue is primarily attributable to reduced costs in all of the Company's operating segments.

     Cost of revenue attributable to the Company's Seminar segment decreased by $4.3 million from $5.4 million for the three months ended September 30, 2000 to $1.1 million for the comparable quarter in 2001, primarily due to reduced sales in the Company's Seminar segment, as described directly above, and to some extent the continuing efforts of management to eliminate costs and make efficient use of existing Company resources. Cost of Product Sales decreased by $1.1 million from $1.5 million for the three months ended September 30, 2000 to $400,000 for the comparable period of 2001, primarily due to reduced sales in the Company's Product Sales segment, as described directly above, and to some extent to the continuing efforts of management to eliminate costs and make efficient use of existing Company resources.

     The cost of revenue for the Pager segment was $68,000 and did not significantly change from the three months ended September 30, 2000. Costs in the Travel services segment were negligible as of September 30, 2001, and did not show a significant change from September 30, 2000. The Other segment cost of revenue changed by $100,000 from $300,000 for the three months ended September 30, 2000 to $200,000 for the comparable period in 2001. The decrease is primarily due to restructuring in the Other segment which resulted in the elimination of six retail sales locations.

     Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the three months ended September 30, 2000 were $7.0 million compared with $5.4 million in the three months ended September 30, 2001. The decrease of $1.6 million is primarily attributable to a reduction in employee overhead, and advertising expenses.

     Operating Income. The Company's loss from operations was $(200,000) during the three months ended September 31, 2001, and did not show a significant change from the comparable period in 2000.

     Operating loss from operations of the Seminar segment changed by $500,000 from $300,00 for the three months ended September 30, 2000 to $(200,000) for a comparable period in 2001. This change was primarily attributable to declining revenues during the third quarter of 2001without a corresponding proportional decline in Selling General and Administrative expenses. Operating income in the Product Sales segment improved by $400,000 from $(500,000) for the three months ended September 30, 2000 to $(100,000) for the comparable period in 2001. The improvement is primarily attributable to significant reductions in the Cost of Sales and the Selling, General and Administrative Expenses associated with the Product Sales segment

     Operating income in the Pager segment changed by $200,000 from $300,000 in the three months ended September 30, 2000 to $100,000 for the three months ended September 30, 2001. This change was primarily attributable to the reduction in revenues generated by the Pager segment during the three months ended September 30, 2001. The Travel Services segment's operating income changed by $200,000 from $(200,000) for the three months ended September 30, 2000 to $4,000 for a comparable period in 2001. This change is primarily attributable to reductions in the Selling, General and Administrative Expenses associated with the Travel segment. Operating income in the Other segment was $(68,000) for the three months ended September 30, 2001, and did not show a significant change from the comparable period of 2000.

     Other Income (Expenses). Total other income was $(200,000) for the three months ended September 30, 2001, compared with income of $400,000 for the comparable period in 2000. This decline is primarily attributable greater losses on the Company marketable, and increased interest expense. During the three months ended September 30, 2001, the Company experienced a realized and unrealized loss on marketable trading securities in the amount of $(400,000) compared with a loss of $(100,000) in a comparable period of 2000. The loss is primarily attributable the continuing downtrend in the stock and options market. The Company records its investment in trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investment in Debt and Equity Securities, and therefore, adjusts marketable securities to market value, thereby reflecting changes in market value through the income statement in the current period.

     Income (loss) before income taxes for the three months ended September 30, 2001 was $(400,000), compared with $200,000 for a comparable year in 2000. This change is primarily due to lower Revenues in the Company's operating segments without a proportional corresponding decrease in overall Selling, General, and Administrative Expenses, as well as a loss of $(200,000) in Other Expense. The Company has not currently made any tax payments for the three months ended September 30, 2001, as it expects net operating loss.

Nine Months Ended September 30, 2001 Compared with the Nine Months Ended September 30, 2000.

     Revenue. Revenue from continuing operations was $29.3 million for the nine months ended September 30, 2001, compared with $47.2 million as of the nine months ended September 30, 2000. The decrease of $17.9 million is primarily attributable to reduced revenues in the Seminar, Product Sales, Pager, Travel, and Other segments.

     During the first nine months of 2001, sales in the Seminar segment decreased by $16 million from $39.5 million at September 30, 2000 to $23.5 million at September 30, 2001. This decrease was primarily the result of lower sales caused by the interruption to seminar operations by earthquake and resulting water damage incidents occurring on February 28, 2001; a general economic downturn in the U.S. economy that has caused consumer spending to falter in recent periods; the affects of the September 11th terrorist attack and the Company's operations; and the Company's decision to reduce the number of seminars held during the month of August as discussed above under the analysis for the three month period.

     Revenues from product sales decreased by $3.3 million from $7.2 million in the first nine months of 2000 to $3.9 million during the first nine months of 2001. The decrease in Product Sales is primarily the result of earthquake and water damage interruption, the general downturn in the U.S economy, and the September 11 terrorist attacks as discussed above.

     Revenue in the pager segment decreased by $100,000 from $1.0 million at September 30, 2000 to $900,000 for the comparable period of 2001. The decrease is primarily attributable a general downturn in the U.S economy, and the September 11 terrorist attacks as discussed above.

     Revenue from the Company's Travel segment decreased by $400,000 from $1.5 million at September 30, 2000 to $1.1 at September 30, 2001. The decrease is primarily attributable to an approximate 3% industry wide reduction in travel related commissions, and fewer travel bookings by the Company. The Other segment revenues, consisting primarily of the Company's real estate development operations and advertising agency, decreased by $400,000 from $1.9 million for the nine months ended September 30, 2000 to $1.5 million for the nine months September 30, 2001. This decrease is primarily due to restructuring in the Other segment which resulted in the elimination of six retail sales locations.

     Cost of Revenue. Cost of revenue decreased by $7.6 million from $16.7 million for the nine months ended September 30, 2000 to $9.1 million for the nine months ended September 30, 2001. This decrease in cost of revenue is primarily due to decreased costs in the Company's Seminar, Product Sales, and Pager segments.

     Cost of revenue attributable to the Company's Seminar segment decreased by $7.4 million from $14.7 million for the nine months ended September 30, 2000 to $7.3 million for the comparable quarter in 2001. This decrease was primarily due to reduced sales in the Seminar segment, as described above, and to some extent management's continued implementation of cost controls and more efficient use of existing Company resources. Cost of Product Sales decreased by $2.4 million from $4.0 million for the nine months ended September 30, 2000 to $1.6 million for the comparable period of 2001 primarily due to reduced sales in the Product Sales segment, as described above, and to some extent management's continued implementation of cost controls and more efficient use of existing Company resources.

     The cost of revenue for the Pager segment was $200,000 for the nine months ended September 30, 2001 and did not show a significant change from the nine months ended September 30, 2001. The cost of revenue for the Travel Service segment was $2,000 for the nine months ended September 30, 2001 and did not show a significant change from the comparable prior period. The Other segment cost of revenue increased by $300,000 from $1.1 million for the nine months ended September 30, 2000 to $1.4 million for the nine months ended September 30, 2001. This overall increase in costs is primarily due to progress and development expenses related to the Company's commercial residential developments located in western Washington during the first three quarters of 2001.

     Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the nine months ended September 30, 2001 were $21.1 million compared with $31.3 million for the nine months ended September 30, 2000. The decrease of $10.2 million is primarily attributable to reductions in employee salaries and commissions, independent contractor commissions, utility costs, employee benefits, professional services, office supply costs, meal and entertainment expense, penalties and interest expense, sales tax expense, purchases, subcontractor and equipment costs, and payroll and benefits expense during the first and second quarters, and a reduction in employee overhead, and advertising expenses during the third quarter of 2001.

     Operating Income. The Company's operating income was $(800,000) at the nine months ended September 30, 2001 and did not show a significant change from the comparable period in 2000.

     Operating income used in the Seminar segment changed by $938,000 from $(62,000) for the nine months ended September 30, 2000 to $(1.0) million for the nine months ended September 30, 2001. This change is primarily attributable to declining sales in the Seminars segment, without proportional corresponding decreases in the related Selling, General, and Administrative expenses. Operating income attributable to the Product Sales segment changed by $400,000 from $(800,000) for the nine months ended September 30, 2000 to $(400,000) for the comparable period ended September 30, 2001. This change is primarily attributable to reduced costs for printing services, and the elimination of prior satisfied accounts payable from the ledger of the Company's publishing subsidiaries during the first and second quarters of 2001, and reductions in the Cost of Sales and the Selling, General and Administrative Expenses during the third quarter of 2001.

     Operating income in the Pager segment changed by $100,000 from $400,000 in the nine months ended September 30, 2000 to $500,000 for the nine months ended September 30, 2001. This change is primarily attributable to increased second quarter sales in the Pager segment, and reductions in overall costs during the beginning of 2001.

     In addition, operating income in the Travel Services segment changed by $286,000, from $(237,000) for the nine months ended September 30, 2000 to $49,000 for the nine months ended September 30, 2001. This change is primarily attributable to reductions in the Selling, General and Administrative Expenses associated with the Travel segment. Operating income in the Other segment changed by $99,000 from $(52,000) for the nine months ended September 30, 2000 to $47,000 for the nine months ended September 30, 2001. This change in operating income is primarily attributable to restructuring in the Other Segment that resulted in the elimination of six retail locations and the costs and expenses related thereto.

     Other Income (Expenses). Total other expense was $(300,000) for the nine months ended September 30, 2000, compared with $(200,000) in income for a comparable period in 2001. This improvement is primarily attributable to smaller losses in the Company's marketable equity securities as compared to prior periods, increased Other Income, and increased Interest and Dividend income. During the first nine months ended September 30, 2001, the Company experienced realized and unrealized loss on marketable securities in the amount of $(1.2) million compared with a loss of $(1.6) million in the same period of 2000. The Company's losses on its marketable securities are reflective of a general downturn in the securities markets. The Company records its investment in trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and therefore, adjusts marketable securities to market value, thereby reflecting changes in market value through the income statement in the current period.

     Income (loss) before income taxes for the nine months ended September 30, 2001 was $(1.0) million, compared with $(1.1) for a comparable year in 2000. This improvement is primarily due to a greater overall decline in costs and expenses relative to the decline in revenues for the same period, and also to improvements in the Company's Other Expense for the nine months ended September 30, 2001.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates affecting the return on its notes receivable and investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in interest rates.

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investments and notes receivables. The Company has not used derivative financial instruments in its investment portfolio. The Company places their investments in enterprises with which it has majority control and thus limits the amount of market exposure to any one issuer. The Company protects and preserves its invested funds by limited default, market and reinvestment risk.

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

     Wade Cook Financial Corporation v. Miller and Co. LLP. Following August 15, 2001, the Company filed a complaint against Miller and Co. LLP ("Miller") in the Superior Court of King County Washington. Miller is the Company's former public accounting firm. The Company's complaint alleges the following: (1) Miller breached its agreement to complete the Company's year 2000 financial report by denying the issuance of a written consent without basis; (2) Miller breached fiduciary duties owed to the Company by negligently filing several of the Company's tax returns late; (3) Miller's action in (1) and (2) constitute a violation of the Washington Consumer Protection Act; and (4) Miller tortioiusly interfered with the Company's ongoing relationship with the Securities and Exchange Commission (the "SEC"). The Company is seeking (x) issuance of the written consent, (y) receipt of the its records held by Miller, and (z) damages relating to late tax payments, as well as attorneys fees.

     Caliber One Indemnity Company v. Wade Cook Financial Corporation. On July 23, 2001, the Caliber One Indemnity Company ("Caliber One") filed suit for declaratory judgment to determine coverage sub-limits under the Company's Commercial Property Insurance Policy (the "Policy"). Specifically, whether the Company has earthquake coverage sublimits of $500,000 or $5,000,000. Caliber One's complaint was filed in the United States Western District Court of Washington at Seattle. On February 28, 2001, western Washington was struck by an earthquake measuring 6.8 on the Richter Scale. Subsequent to this earthquake, the Company submitted a claim for significant earthquake damage under the Policy. Upon submission of the claim, Caliber One informed the Company that it believed the applicable coverage sub-limit for earthquake was $500,000. The Company's records indicate that the initial Policy, as taken out in the years 1998 to 1999, provides coverage limits up to $5,000,000. The Company did not subsequently request a reduced coverage sub-limit, and the premium for the policy remained constant from the initial placement to the present Policy. However, a typographical error was made by Caliber One in printing the Company's 1999 to 2000 Policy. In a letter dated May 31, 2001, Counsel for Caliber One states, "Caliber One has determined that the inclusion of a $500,000 earthquake sub-limit for December 1, 1999 to December 1, 2000 policy period resulted from an error on its part." The Company demanded Caliber One pay its claim. Caliber One failed to do so. Following another demand for payment by the Company, Caliber One filed a complaint alleging that the Company's failure to advise Caliber One about the typographical error it had caused, constituted acceptance of a reduced coverage sub-limit. The Company strongly disagrees with Caliber One's position, and asserts counterclaims of breach of contract, fraud, misrepresentation, violation of the Consumer Protection Act, violation of the RICO Act, and related claims. As of September 30, 2001, the Company had received approximately $220,000 in insurance proceeds relative to this claim. In October of 2001, the Company received an additional approximate $280,000 pursuant to this claim.

     Vendor suits. During the first nine months of 2001, two of the Company's previous vendors separately commenced legal actions against the Company for allegedly delinquent payment of services. While these separate actions arise out of routine litigation incidental to the Company's business, the individual dollar amounts involved are significant and an adverse outcome in any one of these vendor actions could have a negative impact on the Company's operations. Collectively, the dollar amount sought by these vendors is $545,000. The Company does not currently believe that it is responsible for all of the full dollar amounts alleged by the separate vendors, and is currently assessing its options in these matters.

     Michael Glover and MMD Investments Limited Partnership v. Wade Bruce Cook, Wade Cook Seminars, Inc., Wade Cook Financial Corporation, et. al. On September 14, 1999, Michael Glover and MMD Investments (the "Plaintiffs") filed suit in the 11th Judicial District Court of San Juan, New Mexico against the Company. The complaint alleges that Wade Cook and the Company violated the New Mexico Unfair Practices Act section 57-12-1 et seq. through the commission of fraud; civil conspiracy, civil aiding and abetting, and negligent misrepresentation. The plaintiffs allege that they have suffered actual damages of $356,000 encompassing trading losses and lost wages, and in addition to demanding such actual damages are seeking treble damages, attorney fees, and exemplary damages. In August of 2001, Plaintiffs secured a default judgment, as to liability only, a discovery sanction for an alleged failure by the Company and other defendants to comply with discovery requests. The default judgement does not award any damages, or otherwise imply that the Plaintiff's are entitled to any damages whatsoever. Trial has been set for February of 2002, at which time the Plaintiffs will attempt to prove what, if any, damages they may be entitled to. The Company believes that it has not engaged in any unlawful practices and intends to defend itself vigorously with regards to litigation on damages. The Company has not yet determined the impact on its financial statements in this matter, and has not made provision for losses, if any. Furthermore, in the event of any adverse decision at trial, the Company intends to appeal the case to a higher court.*


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of the Stockholders was held on July 17, 2001, in Seattle/Tacoma Washington.

     The following nominees were elected as directors, each to hold office, until his/her successor is elected and qualified, by vote set forth below:

     NAME                FOR              WITHHELD      ABSTENTIONS       BROKER NON-VOTES
     ----                ---              --------      -----------       ----------------
     Wade B. Cook        36,624,895       210,711            0                   0
     Janice Layseth      36,565,370       179,236            0                   0
     Ken Roberts         36,649,170       186,436            0                   0

     In addition,  the following  directors'  terms  continued  after the Annual
Meeting:

         Robert Hondel
         Angela Pirtle
         Joel Black
         Gene Stevens
         Robin Anderson
         Daniel Wagner

     Mr. Stevens resigned from the Board on July 17, 2001. Mr. Wagner resigned from the Board on October 30, 2001.

     Laura M. Cook declined to stand for re-election to Board of Directors, and currently Mrs. Cook's Board position remains vacant.

ITEM 5.  OTHER INFORMATION.

Resignation of Dan Wagner.

     Dan Wagner resigned his position as a member the Board of Directors effective October 30, 2001. Mr. Wagner's resignation is part of a move to reduce the overall size of the Company's Board of Directors.

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

     Subsequent to filing the Annual Report, the SEC contacted the Company, informing Company representatives that absent Miller's written Consent, the financials from prior audit years would be deemed as unaudited by the SEC. The SEC also disclosed that as a result of this situation, the Company would be unable to raise capital through public offerings until the matter was resolved. The Company is not aware of any assertions by Miller, claiming that its prior audit information is inaccurate, misleading, or has otherwise been impacted by subsequent events.

     The Company contacted Miller to solicit express written consent. The Company also contacted Miller in effort to gain access to the Company's client records and relevant work papers held by Miller that would be needed to perform a re-audit of the Company's prior financials should Miller choose not to issue a written consent. However, the Company was unable, after lengthy discussions, to come to terms with Miller regarding either their written consent or access to the Company's client records and relevant work papers. Consequently in August 2001, the Company filed a lawsuit against Miller to resolve this situation (for a more complete description of the lawsuit against Miller, please see Item 1 - Legal Proceedings of this Report).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

      Exhibit
      Number        Description
      --------      ------------
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

       2.11(3)      Limited Liability  Company Interest  Purchase  Agreement re:
                    Woods Cross Hotel Partners, L.C. dated November 29, 1997

       2.12(3) Limited Liability Company Interest Purchase Agreement with exhibits re: Park City Hotel Partners, L.C. dated February 4, 1997

       2.13(3) Memorandum of Terms, Assignment and Assumption of Interest, Warranty Deed re: Airport Lodging Associates, L.L.C.

       2.14(4) Share Exchange Agreement , dated January 1, 1998, between WCFC & Quantum Marketing, Inc.

       2.15(4) Stock Assignment Agreement dated January 1, 1998, between WCFC & Glendon H. Sypher

      Exhibit
      Number        Description
      --------      ------------
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

      10.12(1) Agreement dated November 1, 1996, between Wade B. Cook and Lighthouse Publishing Group, Inc.

      10.13(1) Secured Loan Agreement and Promissory Note (Secured) between U.S.A., Wade Cook Seminars, Inc. and Newstart Centre, Inc.

      10.14(2) Open-Ended Product Agreement, dated March 20, 1998, between Wade Cook Financial Corporation and Wade B. Cook

      10.15(3) Product Agreement, dated March 23, 1998, between Planet Cash, Inc., Steven Allyn Wirrick and Wade Cook Financial Corporation

      10.16(3) Stock Assignment Agreement, dated January 1, 1998, between Get Ahead Bookstores, Inc., Glendon H. Sypher and Wade Cook Financial Corporation

      Exhibit
      Number        Description
      --------      ------------
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

      10.28(2) Secured Promissory Note, dated July 31, 1997, between Wade Cook Seminars, Inc. and Robert and Meda Hondel

      10.29(3) Secured Promissory Note, dated June 18, 1997, between Paul and Laurie Cook and Wade Cook Seminars, Inc.

      10.30(3) Secured Promissory Note, dated January 1, 1998, between Paul and Laurie Cook and Wade Cook Seminars, Inc.

      Exhibit
      Number        Description
      --------      ------------
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

      10.45(7) Promissory Note dated December 20, 2000 made by Stock Market Institute of Learning, Inc. in favor of Sun Life Assurance Company of Canada

      10.46(7) Promissory Note dated June 1999 made by Quantum Marketing, Inc. in favor of Habib American Bank

      10.47(8) Promissory Note in favor of Never Ending Wealth, L.P. dated September 30, 2000

     *10.48(10)     Employment  Agreement  dated  June 30,  2000  Wade B.  Cook, individual and Wade Cook Financial Corporation

     *10.49(10)     Employment  Agreement  dated November 11, 2000 Wade B. Cook, president of Wade Cook Financial Corp and Cynthia C. Britten
                    CPA.

      Exhibit
      Number        Description
      --------      ------------
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

      10.51(10)     Third Amendment to Open-Ended  Product Agreement dated March
                    15, 2000 between Wade Cook Financial Corporation and Wade B.
                    Cook

      10.52(11)     Promissory Note in favor of Centrum Financial Services, Inc.
                    dated May 30, 2001

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

      99.2 Private Securities Litigation Reform Act of 1995 - Safe Harbor for Forward-Looking Statements
-------------------------

* This document has been identified as a management contract or compensatory plan or arrangement.
(1) Previously filed as an exhibit to the Company's registration statement on Form 10 filed with the SEC on April 30, 1997, as amended on June 29, 1997 and September 24, 1997
(2) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1998
(3) Previously filed as an exhibit to the Company's Form 10-K/A filed with the SEC on July 20, 1998
(4) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on August 8, 1998
(5) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 16, 1998
(6) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1999
(7) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 2000
(8) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 14, 2000
(9) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on December 4, 2000
(10) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on April 16, 2001
(11) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on August 14, 2001


     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                       WADE COOK  FINANCIAL CORPORATION


November 14, 2001                      /s/ Wade B. Cook
                                       -----------------------------------------
                                       Wade B. Cook, Chief Executive Officer



November 14, 2001                      /s/ Cynthia C. Britten
                                       -----------------------------------------
                                       Cynthia C. Britten, Chief Financial
                                       Officer, Chief Accounting Officer

                                  EXHIBIT INDEX

      Exhibit
      Number        Description
      --------      ------------
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

       2.11(3)      Limited Liability  Company Interest  Purchase  Agreement re:
                    Woods Cross Hotel Partners, L.C. dated November 29, 1997

       2.12(3) Limited Liability Company Interest Purchase Agreement with exhibits re: Park City Hotel Partners, L.C. dated February 4, 1997

       2.13(3) Memorandum of Terms, Assignment and Assumption of Interest, Warranty Deed re: Airport Lodging Associates, L.L.C.

       2.14(4) Share Exchange Agreement , dated January 1, 1998, between WCFC & Quantum Marketing, Inc.

       2.15(4) Stock Assignment Agreement dated January 1, 1998, between WCFC & Glendon H. Sypher

      Exhibit
      Number        Description
      --------      ------------
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

      10.12(1) Agreement dated November 1, 1996, between Wade B. Cook and Lighthouse Publishing Group, Inc.

      10.13(1) Secured Loan Agreement and Promissory Note (Secured) between U.S.A., Wade Cook Seminars, Inc. and Newstart Centre, Inc.

      10.14(2) Open-Ended Product Agreement, dated March 20, 1998, between Wade Cook Financial Corporation and Wade B. Cook

      10.15(3) Product Agreement, dated March 23, 1998, between Planet Cash, Inc., Steven Allyn Wirrick and Wade Cook Financial Corporation

      10.16(3) Stock Assignment Agreement, dated January 1, 1998, between Get Ahead Bookstores, Inc., Glendon H. Sypher and Wade Cook Financial Corporation

      Exhibit
      Number        Description
      --------      ------------
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

      10.28(2) Secured Promissory Note, dated July 31, 1997, between Wade Cook Seminars, Inc. and Robert and Meda Hondel

      10.29(3) Secured Promissory Note, dated June 18, 1997, between Paul and Laurie Cook and Wade Cook Seminars, Inc.

      10.30(3) Secured Promissory Note, dated January 1, 1998, between Paul and Laurie Cook and Wade Cook Seminars, Inc.

      Exhibit
      Number        Description
      --------      ------------
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

      10.45(7) Promissory Note dated December 20, 2000 made by Stock Market Institute of Learning, Inc. in favor of Sun Life Assurance Company of Canada

      10.46(7) Promissory Note dated June 1999 made by Quantum Marketing, Inc. in favor of Habib American Bank

      10.47(8) Promissory Note in favor of Never Ending Wealth, L.P. dated September 30, 2000

     *10.48(10)     Employment  Agreement  dated  June 30,  2000  Wade B.  Cook, individual and Wade Cook Financial Corporation

     *10.49(10)     Employment  Agreement  dated November 11, 2000 Wade B. Cook, president of Wade Cook Financial Corp and Cynthia C. Britten
                    CPA.

      Exhibit
      Number        Description
      --------      ------------
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

      10.51(10)     Third Amendment to Open-Ended  Product Agreement dated March
                    15, 2000 between Wade Cook Financial Corporation and Wade B.
                    Cook

      10.52(11)     Promissory Note in favor of Centrum Financial Services, Inc.
                    dated May 30, 2001

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

      99.2 Private Securities Litigation Reform Act of 1995 - Safe Harbor for Forward-Looking Statements
-------------------------

* This document has been identified as a management contract or compensatory plan or arrangement.
(1) Previously filed as an exhibit to the Company's registration statement on Form 10 filed with the SEC on April 30, 1997, as amended on June 29, 1997 and September 24, 1997
(2) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1998
(3) Previously filed as an exhibit to the Company's Form 10-K/A filed with the SEC on July 20, 1998
(4) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on August 8, 1998
(5) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 16, 1998
(6) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1999
(7) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 2000
(8) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 14, 2000
(9) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on December 4, 2000
(10) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on April 16, 2001
(11) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on August 14, 2001