Form 10-K
period 2001-12-31
WADE COOK FINANCIAL CORP
filed 2002-04-26
CIK 894417

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                       Commission file number: 000-29342

                         WADE COOK FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          NEVADA                                      91-1772094
(Jurisdiction of incorporation            (I.R.S. Employer Identification No.)
      or organization)

                          14675 Interurban Avenue South
                         Seattle, Washington 98168-4664
          (Address of principal executive offices, including zip code)

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

                          Common Stock, $.001 par value
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 31, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1,796,815. The number of shares of the Registrant's Common Shares outstanding as of March 31, 2002 was 65,165,105.

                                TABLE OF CONTENTS

Item 1.  Business .............................................................1

Item 2.  Properties ..........................................................18

Item 3.  Legal Proceedings....................................................18

Item 4.  Submission of Matters to a Vote of Security Holders..................21

Item 5.  Market for Registrant's Common Equity And Related
         Stockholder Matters .................................................22

Item 6.  Selected Financial Data..............................................22

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................25

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk .........41

Item 8.  Financial Statements and Supplementary Data..........................41

Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure.............................................84

Item 10. Directors and Executive Officers of the Registrant...................84

Item 11. Executive Compensation...............................................88

Item 12. Security Ownership Of Certain Beneficial Owners And
         Management...........................................................90

Item 13. Certain Relationships and Related Transactions.......................91

Item 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.....93

Note Regarding Forward Looking Information

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as "expects," "believe," "believes," "plan" "plans," "anticipate," "anticipates," "is anticipated," or stating that certain actions, events or results "will," "may," "should," or "can" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Forward-looking statements are based on expectations, estimates and projections of the Company's management at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by the Company. Such risks and uncertainties include, but are not limited to, the Company's working capital deficiency and liquidity constraints, the effects of the Company's technical noncompliance with Form 10-K filed in the year ending December 31, 2000, the effect that volatility in the stock market may have on the interest of customers in the Company's seminars, products and services and on the Company's own investments, the level of resources that may be required by the Company's consumer redress program, the Company's continuing compliance with state and federal agreements, the Company's ability to manage its growth and to integrate recent acquisitions, fluctuations in the commercial real estate market, adverse economic conditions, the influence on the management of the Company by Wade B. Cook, the Company's Chief Executive Officer ("Mr. Cook"), the possibility of adverse outcomes in pending or threatened litigation and actions involving the Company, consequences associated with the Company's policy of committing available cash to additional investments, lack of liquidity in the Company's investments, damage and disruption to operations caused by the February 28, 2001 earthquake and flooding, and other risks and uncertainties discussed herein and those detailed in the Company's other Securities and Exchange Commission (the "SEC") filings. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis, estimates and opinions as of the date hereof. The Company undertakes no obligation to update forward-looking statements if circumstances, or management's analysis, estimates or opinions should change. For the convenience of the reader, the Company has attempted to identify forward-looking statements contained in this report with an asterisk (*). However, the omission of an asterisk should not be presumed to mean that a statement is not a forward-looking statement within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

Item 1. Business

Overview

Wade Cook Financial Corporation (formerly known as Profit Financial Corporation) is a Nevada holding company. Unless the context otherwise requires, the terms "WCFC" and "the Company" refer to Wade Cook Financial Corporation and its consolidated subsidiaries. The Company's principal executive offices are located at 14675 Interurban Avenue South, Seattle, Washington 98168-4664, and its telephone number at that address is (206) 901-3000.

The Company's most significant subsidiary is Stock Market Institute of Learning, Inc. ("SMILe"), formerly known as Wade Cook Seminars, Inc., through which the Company conducts educational seminars, produces and sells video, CDs, and audio tapes and distributes books, software, and other written materials focusing on financial education and personal wealth enhancement strategies.

In addition, the Company has several publishing subsidiaries that publish books and other written materials relating to personal finance, inspirational themes and other topics. The Company also provides subscription based on-line access and an informational alert service.

The Company's investments include ownership of a minority hotel interest, marketable and non-marketable securities, real estate, oil and gas, and other venture capital partnerships and private companies.

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

During 1998, the Company acquired majority interests in several hotel properties located in the western United States in exchange for cash, and in some cases, in exchange for relinquishing or reducing certain interests in other properties. See "Business - Hotels and Commercial Real Estate." Reference is made to Notes Q, R and S of the Notes to Financial Statements included in Item 8 of this report for further information concerning the above acquisitions. In May 1999, the Company sold its majority interest in the Fairfield Inn in Provo Utah for $800,000. The Company received $600,000 of the purchase price in the form of cash, debt assumption, and the payment of management fees. The remainder of the purchase price was paid in the form of a parcel of undeveloped land appraised at $200,000 which is located in Timp View Quail Valley Drive, Provo, Utah. During December 1999, the Company sold its majority hotel interests in the Best Western McCarren House, the Four Points by Sheraton, St. George, and the Airport Ramada Suites. The Company sold the three hotels for a total sales price of $12,700,000, of which $9,890,000 represented debt assumed by the buyer.

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

Investments.

The Company regularly evaluates other acquisition and investment opportunities, and additional cash resources may be devoted to pursuing such opportunities. In the fourth quarter of 1999, the Company, through SMILe, executed agreements to invest in three private companies. The investments are as follows: 80,000 shares of E-automate, Inc. common stock at $240,000 acquired through a private placement; 550,000 shares of Surfbuzz.com, Inc. ("Surfbuzz") common stock at $550,000 acquired through a private placement; and 75,000 shares of CeriStar, Inc. common stock at $150,000 acquired through a private placement. In January 2000, the Company purchased an additional 100,000 shares of Surfbuzz common stock and 50,000 shares of Ceristar, Inc. common stock for an additional $100,000 respectively. E-automate is a software manufacturer that integrates small business operations. Surfbuzz.com is a world wide web search engine access tool. Ceristar is a company engaged in integrating telecommunications systems. These investments were accounted for using the Cost Method.

In May of 2000, the Company was informed by the management of Surfbuzz, that Surfbuzz was a defendant of a patent infringement suit with respect to technology used in the operation of that business. As a result of the patent infringement suit, operations at Surfbuzz were halted. In an effort to avoid losses on its investment in Surfbuzz, the Company held discussions with the initial promoters (the "Promoters") of Surfbuzz to develop a plan for protecting the Company's investment. As a result of these discussions, the Company entered into a related Stock Purchase Agreement for the purchase of common stock in a company named Sundog Technologies, Inc. ("Sundog"). The Company entered into this stock purchase agreement on January 31, 2001. Sundog is a Delaware corporation organized in 1992 for the purpose of seeking and acquiring business opportunities. Under the Stock Purchase Agreement, the Company surrendered 250,000 shares of Surfbuzz common stock for 100,000 shares of Sundog, and paid $4,000 in additional transfer costs. As a result of this transaction, the Company became the owner of 100,000 shares of Sundog common stock with a basis equal to the cost value of the surrendered stock. Sundog has approximately 23,900,000 shares issued and outstanding, whose common stock is registered under the Securities Exchange Act of 1934, as amended. Sundog has since changed its corporate name to Arkona, Inc.

During 2001, the Company worked with the Promoters to recover a larger portion of the remaining investment in Surfbuzz. However, these efforts did not prove successful.

In December 2001, the Company conducted an annual review of its investments. The Company's review resulted in the decision to take a one-time write-off of its $300,000 investment in Surfbuzz, and its $240,000 investment in E-automate. The Company made the decision to write-off the Surfbuzz investment when it became clear to executive management that the Promoters would be unable to further assist in recovery of the Company's Surbuzz investment. The Company made the decision to write-off its investment in E-automate after learning that E-automate had become insolvent.

According to the Statement of Financial Accounting Standards ("SFAS") No. 121, the Company also wrote-down its investment in an under performing Company owned oil well located in the state of Utah. While the oil well continues to produce limited amounts of oil, the oil well has shown a significant decrease in over-all oil out put and revenues. The Company continues to hold the oil well as a viable non-marketable investment

In February 2002, the Company, through its wholly owned subsidiary SMILe, entered into a Stock Purchase Agreement to purchase the common stock of Ardayme Development Corporation ("Aradyme"). Under the Stock Purchase Agreement, the Company purchased 62,096 shares of restricted common stock for a purchase price of $25,000. Aradyme is a privately held corporation that has been involved in the development of alternative new user friendly data-base applications. Aradyme's new alternative seeks to allow users to modify data-base parameters without deconstructing and re-constructing the underlying data-base involved.

Share Repurchase Programs

On March 22, 2001, the Board of Directors of the Company authorized commencement of a share buy-back program. Under the terms of the stock buy-back program, the Company was authorized to purchase up to 2.5 million shares of the Company's common stock. The stock buy-back program commenced March 22, 2001, and expired on March 22, 2002. From March 22, 2001 to March 22, 2002, the Company repurchased and retired approximately 260,000 shares of its common stock. The total purchase price for the stock repurchased pursuant to this program was approximately $20,370.

Strategy

The Company provides financial education and stock market strategies to the growing number of individual investors in the U.S. Furthermore, in 1999 the Federal Reserve Board estimated that 28% of household wealth in the United States was in the form of stock investments, a figure up 12% from 1990. The Company believes this is due to population increases within the United States, the fact that the "baby-boom" generation is entering mid-life, and the prolonged growth of the U.S. economy during the 1990s. The Company has attempted to position itself to benefit from these trends. The majority of the Company's programs, products and services are based on the financial and trading strategies of its founder, Wade B. Cook. Mr. Cook has developed these programs and products based on his belief that people want to learn how to: (a) increase their wealth by increasing their cash flow; (b) minimize their federal and state income taxes; (c) use entities, such as Nevada corporations, family limited partnerships, living trusts, qualified pensions, and charitable remainder trusts, to protect their assets; (d) retire with sufficient income to maintain a comfortable standard of living; and (e) pass on their accumulated wealth to their loved ones without the complexities of probate.

The Company will seek to expand market share for its existing products and services and to create new products and services that complement and extend existing lines.* The Company has been in the process of taking steps to improve its bottom line by continuing in the reduction of overhead, employing more focused marketing and advertising efforts, using existing distribution channels more efficiently, reducing debt, restoring operations to levels existing prior to the February 28, 2001 earthquake, and enhancing customer service.* In order to accomplish these objectives, the Company has initiated a strategic plan consisting of the following elements:

o Making alliances in order to extend product lines that complement the Company's core business of financial education;

o    Initiating cross-promotional marketing activities;

o    Developing new products and services;

o Acquiring licenses for additional books, audio tapes, seminars, video tapes and other intellectual property from Mr. Cook and others in order to expand the scope of financial education available to customers of the Company;

o Maximizing Company H resources through the continued targeting of seminar locations with high population densities;

o Diversifying the number of authors and seminar speakers promoted by the Company in order to offer students a wider choice of investment strategies, styles and philosophies;

o Implementing policies that will promote efficient and superior customer service;

o    Making more efficient use of administrative resources; and

o    Creating  stronger   synergies  between  the  Company's  various  operating
     segments, as well as phasing out under performing subsidiaries.*

The Company intends on primarily concentrating on improving services offered through its core business of financial education.* However, the Company has diversified its operational activities to include luxury real estate home building projects. These luxury home building projects are concentrated in western Washington. Brookhaven Homes Limited Partnership ("Brookhaven"), a limited partnership controlled by the Company, acts as the General Contractor responsible for overseeing these projects. Currently, Brookhaven has completed its first luxury home for sale in August 2001. The asking price for this newly constructed luxury home has been set between $1.4 million and $1.6 million.

In the fourth quarter of 2001, the Company entered into a sales and distribution agreement with First Scientific, Inc. to sell that the Fresh Cleanse(R) skin care product line. Health and Wealth, Inc., a wholly owned subsidiary of the Company, shall oversee sales and distribution of the Fresh Cleanse(R) product line when commenced. Operations with respect to the Fresh Cleanse product line did not commence until 2002; and therefore, these operations have not been included in the Company's year 2001 financial statements or segment accounting. During 2002, the Company will begin reporting the operational activities of Health and Wealth, Inc where appropriate, and will determine what segment accounting is appropriate.

In 1997 and 1998, with the view to diversifying its asset base, the Company acquired interests in several hotel properties in the western United States. During May and December of 1999, the Company sold four of these hotel properties in an effort to refocus the Company with respect to its core area of competency in the financial education market. Subsequent to the sale of these hotel properties, the Company maintained minority interests in three hotels, respectively the Hampton/Fairfield Inns, Woods Cross Fairfield Inn, and the Park City Hampton Inn & Suites. The Company sold its minority interest in the Park City Hampton Inn and Suites in June of 2001 for $72,000, which was valued at $261,000. The Company retains minority interests in the Hampton Inn/Fairfield Inn in Murray, UT. The Woods Cross Fairfield was in receivership as of December 31, 2001 (for a more complete description see Commercial Real Estate of this Item 1 Business). As of December 31, 2001, the Company had written-off its interest in the Woods Cross Fairfield in which was valued at $119,000 on the Company financial statements. The Company's minority holds a 12% minority interest in the Hampton/Fairfield Inn through its ownership interest in Western States Lodging.

Business Segments, Geographic Location and Principal Subsidiaries

The Company's core business is financial education, which it conducts through its seminar, and publishing segments. This core business is complemented by a subscription based pager service, a subscription based informational alert service called Daily IQ(TM), and the Wealth Information Network(TM) ("WIN(TM)"). Together these services provide purchasers with additional information about the strategies taught in the Company's seminars and publications. For each of the Company's past three fiscal years, all sales have been attributed to the United States, and all long-lived assets of the Company have been located in the United States.

The following table shows, for the years ended 2001, 2000 and 1999, the percentage of revenues derived from each business segment in which the Company operates:

      Business Segment                          2001      2000        1999
      ----------------                          ----      ----        ----
      Seminars                                   82%       81%        70%
      Product Sales (1)                          11%       13%        14%
      Travel Services                             4%        3%         3%
      Hotels (2)                                  0%        0%         5%
      Pager Services (3)                          3%        1%         6%
      Other (4)                                   0%        2%         1%
---------------
(1)  Includes WIN.
(2) Percentages for the year ended 1999 represent revenues of a business segment acquired in 1998. As of December 31, 1999, the company disposed of a majority of its hotel interests, and thereby ended its active involvement in the hospitality industry. As result of disposition of these hotel interests, the Company no longer maintains separate Hotel Segment accounting. While the Company continues to own one minority interest, this hotel interest represents a passive minority investment and therefore is included within Other Investments (for a description of these Other Investments see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
(3) Represents revenues of a business segment acquired in 1998, and includes the Company's newly released informational alert service called Daily IQ.
(4) Other revenues consists primarily of real estate development projects, and an in-house advertising agency Left Coast Advertising, Inc. While the in-house advertising agency did record revenues during 2001, these revenues represent inter-company sales and are eliminated through application of an "inter-company sales" elimination entry when determining the Other segment's percentage of over-all revenues. In the fourth quarter of 2001, the Company entered into a sales and distribution agreement with First Scientific, Inc. to sell that the Fresh Cleanse(R) skin care product line. Operations with respect to the Fresh Cleanse product line did not commence until 2002 and therefore it has not been included in the Company's year 2001 financial statements or segment accounting.


As of December 31, 2001, the Company's principal products, and services consisted of the following:

o    Financial Education Seminars (Seminar Segment);
o    Direct Product Sales (Product Sales Segment);
o    Publishing Businesses (Product Sales Segment);
o    Information Systems (Pager/Informational Alert Service Segment);
o    Commercial Real Estate (Other Segment);
o    Support Services (Travel Segment and Other Segment); and
o Retail Skin Care Sales (Operations did not commence until 2002 - no segment accounting).

At December 31, 2001, the Company's wholly-owned subsidiaries were:

                                                                                                 State of
Corporate Name (1)                                 Principal Business                         Incorporation
--------------                                     ------------------                         -------------
Stock Market Institute of Learning, Inc.           Financial Education Seminars/Direct            Nevada
                                                   Product Sales
Lighthouse Publishing Group, Inc.                  Direct Product Sales (Publishing)              Nevada
Left Coast Advertising, Inc.                       Support Services (Advertising)                 Nevada
Bountiful Investment Group, Inc.(2)                Commercial Real Estate                         Nevada
Ideal Travel Concepts, Inc.                        Support Services (Travel Agency)               Nevada
Origin Book Sales, Inc. (3)                        Direct Product Sales (Publishing)               Utah
Worldwide Publishers, Inc.                         Direct Product Sales (Publishing)               Utah
Gold Leaf Press, Inc.                              Direct Product Sales (Publishing)              Nevada
Wade Cook Financial Education Network (2)          Direct Product Sales (Publishing)              Nevada
Semper Financial, Inc.                             Financial Education Seminars/Direct            Nevada
                                                   Product Sales
Information Quest, Inc.                            Information Systems                            Nevada
                                                  (Pager/Informational Alert Services)
American Newsletter Co., Inc. (2)                  Direct Product Sales (Publishing)              Nevada
Unlimited Potential, Inc. (2)                      Commercial Real Estate                         Nevada
Hotel Associates Management #1, Inc. (2)           Commercial Real Estate                         Nevada
American Publisher's Network, Inc. (2)             Direct Product Sales (Publishing)              Nevada
Forward Thinking Group, Inc. (2)                   Direct Product Sales                           Nevada
Money Works, Inc. (2)                              Support Services                               Nevada
Entity Planners International, Inc. (2)            Commercial Real Estate                         Nevada
Health and Wealth, Inc.(2)                         Retail Skin Care Sales                         Nevada

--------------------------
(1)  Information  in the table does not  include  entities  in which the Company owns a partial interest. These entities are as follows:
     (a)  Evergreen  Lodging L.P., a limited  partnership  in which SMILe owns a
          65% limited  partnership  interest and in which an affiliate,  Wade B.
          Cook, is the General Partner;
     (b)  FSS L.P., a limited partnership in which Unlimited Potential, Inc. has a 2% interest and is the General Partner;
     (c)  Interurban  Land Project L.P., a limited  partnership  in which Entity
          Planners International, Inc. has 100% interest and is General Partner;
     (d)  Reno F.I.S.,  L.P., a limited partnership in which Unlimited Potential
          Inc. has a 2% limited partnership interest and is the General Partner, and in which Hotel Associate  Management #1, Inc. is a 50% owner and a limited partner;
     (e)  Seattle-Tacoma  Executive  Properties,  L.P., a limited partnership in which Entity Planners International,  Inc. owns a 100% interest and is the General Partner; and
     (f)  Brookhaven  Home  Builders,  L.P.,  (formerly  known as Sherlock  Home
          Builders,  L.P.),  a  limited  partnership  in which  Entity  Planners
          International,  Inc. is the General  Partner and Unlimited  Potential,
          Inc. is the limited partner.

(2) No financial activity in 2001, although activities may have been carried out in the names of certain of these corporations by SMILe or other Company entities. (3) During the fourth quarter of 2001, the Company made the decision to discontinue Origin Book Sales, Inc. as its book distributor.

Financial Education Seminar Businesses

Stock Market Institute of Learning, Inc.

Stock Market Institute of Learning, Inc. ("SMILe"), the Company's principal operating subsidiary, creates, designs, produces, owns, markets and sponsors a variety of seminars, clinics, and workshops focused on educating customers on various financial techniques and strategies. SMILe also produces and sells audio tapes, video tapes, CDs, and distributes books, software, and other materials designed to reinforce and complement the ideas taught in the educational seminars. SMILe's principal market is the general public.

During 2001,  SMILe had conducted  1,213 seminars  throughout the United States.
The Company currently conducts seminars in approximately 30 cities in the following states: Illinois, Colorado, Texas, Florida, California, Minnesota, New York, Oregon, Georgia, Ohio, Washington D.C., Utah, Arizona, Missouri, Washington, Indiana, North Carolina, Massachusetts, Hawaii, Alaska, Nevada, and Kansas. The Company is evaluating whether its business may be seasonal with demand for the Company's products and services slowing during the summer months, and at year end.

The subject matter of the Company's seminars generally falls into one of three basic categories:

o    stock market stock and option trading strategies;
o    asset protection; and
o    general wealth preservation and enhancement strategies.

The stock market trading strategy seminars include the following:

     o The Financial Clinic(TM) is a two-and-one half hour seminar explaining the financial education products and services offered by SMILe. The Financial Clinic provides an introduction to strategies for trading in the stock market, including strategies regarding rolling stocks(TM), covered calls, and option basics. The typical attendance fee for this seminar ranges from free to $22.

     o The Wall Street Workshop(TM) ("WSWS") is a two-day seminar which teaches students 13 strategies designed for trading in the stock market, including the strategies set forth in Mr. Wade B. Cook's series, "Wall Street Money Machine" and in "Stock Market Miracles." WSWS students are also taught basic stock market terminology. The workshop utilizes an interactive "Tell-Show-Do" format in which attendees are shown the strategies, then given a demonstration, and finally asked to practice through "paper trades." The price of the WSWS generally ranges from $4,295 to $6,295.

     o Youth Wall Street is a version of the WSWS for teenagers focusing on teaching teens how the financial markets work, and how they can gain experience in the market using paper trades. Admission to the Youth Wall Street is offered free for high school business clubs and similar groups as a community service by the Company, and often as a bonus with a purchase of the WSWS. The price of the Youth Wall Street typically ranges from $995 to $1,295.

     o Fortify Your Income(TM) ("FYI") is a four to five hour seminar. FYI allows students to review the strategies taught at the WSWS from different angles. FYI is offered as a free refresher course to graduates of WSWS and Wealth U (as described below). If not taken as a refresher course, the price for this seminar generally ranges from $1,995 to $2,995.

     o The Next Step(TM) is a two-day seminar designed for participants who have attended the WSWS. The Next Step presents advanced stock market strategies in a forum that allows students to actively participate, focusing on technicals, charting patterns, and presentation of advanced strategies. The price of the Next Step seminar generally ranges from $5,995 to $7,995.

The Company maintains several brokerage accounts that are used during its seminars to demonstrate the various trading strategies taught by the Company. Trades made in these brokerage accounts are posted on the Company's subscription online service, the Wealth Information Network, along with a brief description of the strategy used and the reason for making the trade. Although the Company uses its best efforts to make profitable trades in these brokerage accounts, the primary purpose of the trades is educational.

Currently, the Company offers additional educational courses on trading strategies in a series of individual one-day seminars termed "Support Events." Prices for the individual events generally range from $1,695 to $2,695, and are frequently discounted if purchased as part of a multi-seminar package.

     o Strictly Covered Calls(TM) ("SCC") is a one-day event about enhancing trading returns by using covered calls. SCC also explores techniques for trading using credit and debit spreads.

     o Full Credit Spreads(TM) ("FCS") is a one-day event that teaches strategies for using stock spreads to increase opportunities for wealth creation.

     o Stock Split Secrets(TM) ("SSS") is a one-day event that teaches strategies for capitalizing on stock splits.

     o Stock Market Safety Net(TM) ("SMSN") is a one-day event that covers strategies for safely netting gains on trades in the market.

     o Options 101(TM) is a one-day event that helps attendees to learn the nuts and bolts of option trading.

The Company also offers additional specialized educational courses on trading strategies for the advanced trader in a series of individual one to two-day seminars.

     o 3/8 to Wealth(TM) ("3/8") is a two hour event that emphasizes the dangers of being exclusively focused on large gains in the stock market by discussing the advantages of setting a 3/8 profit goal when trading.

     o    Market  Aikido(TM) ("MA") is a one-day event where attendees learn the
          basics  of  professional   market  psychology  and  how  to  use  this
          information in the market.

As an adjunct to its more theory-based events, the Company offers two events that provide students with an interactive style of learning. These events are called "Bootcamps" and allow students to implement strategies taught by the Company using practice trades.

     o Traders Forge is a two-day Bootcamp designed to analyze trading habits in class, and help identify and redirect methodologies that may be ineffective. The price for this event generally ranges from $4,495 to $6,495.

     o Advanced Traders Forge is another two-day Bootcamp that builds upon the foundations laid down in the earlier Traders Forge Bootcamp. The price for this event generally sells for $2,995.

     o Poolside LEAPs is a two-day Bootcamp where attendees learn strategies for trading with long term equity active securities, otherwise known as LEAPs(R). The price for this event generally ranges from $3,995 to $5,995.

     o Up Down Who Cares is a two-day bootcamp designed to show attendees strategies for trading in upward, downward, and sideways moving markets. The price for this event generally ranges from $3,995 to $5,995.

The Company currently offers several events emphasizing the importance of asset protection. These events are as follows:

     o Wealth Institute is a three-day event that teaches attendees about the attributes of various entities and their relation to asset protection, including limited partnerships, living trusts, charitable remainder trusts, and Nevada corporations. Wealth Institute's price generally ranges from $4,995 to $7,995.

     o Executive Retreat is a two-day event introducing attendees to the importance of corporate formalities in running entities. The event also explores the relationship between Nevada corporations and other entities in the context of individual trading. Executive Retreat's price generally ranges from $1,295 to $2,495.

The Company sometimes engages in promotions that permit students to attend seminars and other events without charge or at a reduced rate, and frequently offers partner and spousal discounts. The Company also packages all of the above seminars, and select products and services listed below under the title "Wealth U(TM)". The Wealth U package ranges from $14,345 to $16,345 depending on nature and content of the seminar package purchased and/or credits for previous purchases. Members of Wealth U receive frequent discounts on Company products and services.

The Company also offers the Mentorship Apprenticeship Program ("MAP). MAP gives consumers access to many of the same products and services available thought Wealth U, but at a substantially lower price and with fewer overall product and service options. MAP packages generally range from $4,295 to $6,295.

In the beginning of 2002, the Company introduced a new event called Trading the Q's. Trading the Q's is a 2 hour seminar that focuses on writing covered calls in the context of the QQQ Index. The price of this event generally ranges from $395 to $495.

Seminar Leaders. As of March 6, 2002, there were approximately 30 independent contractors providing professional speaking services for SMILe. SMILe has an extensive speaker training program that provides speakers with techniques to enhance the value of services provided to the Company's students. Typically speaker candidates are drawn from the ranks of SMILe students. The most promising candidates tour with more experienced speakers to learn by observation and then, if successful, gradually take on responsibilities as "second speakers." In addition, experienced speaker trainers conduct two-day, monthly workshops to allow speakers to continue to hone their skills. In order to protect SMILe's intellectual property, contracts between SMILe and speakers generally contain non-compete clauses.

Semper Financial Corporation

Semper Financial, Inc. ("SFI"). SFI is a wholly owned subsidiary of the Company that creates, designs, produces, and sponsors a seminar focused on educating customers on various aspects of the financial techniques and strategies promoted by SMILe. SFI's flagship course is the Semper Financial Investors' Regional Convention which offers attendees a condensed cross-section of SMILe's seminar speakers and topics, allowing prospective students to experience a variety of SMILe's products and seminars in a short time. The retail price for attending the Regional Investors' Convention is $999.00. In 2001, SFI held 10 of these events throughout the United States.

Direct Product Sales

Stock Market Institute of Learning, Inc.

Products marketed by SMILe. SMILe's seminars and programs are supplemented by audio tapes, CDs, video cassettes, books, software, and other printed materials that are licensed to SMILe. These materials provide students with reinforcement of the concepts, strategies and philosophies that are taught in the Company's seminars. The general consumer market comprises the principal market for SMILe's products.

Book Titles

The books promoted and marketed by SMILe include business best-selling books written by Wade Cook such as "Two Bad Years and Up we Go", "The Wall Street FMoney Machine," "Stock Market Miracles," "Bear Market

Baloney," "Business Buy the Bible," "Safety First Investing," and Mr. Cook's newly published "Wall Street Money Machine," volumes I-V. SMILe also distributes a wide range of books and publications written by Mr. Cook on a variety of other business topics. In addition to Mr. Cook's books, the Company promotes and markets books from other authors such as "I Married a Ticker Symbol" by Laura M. Cook, "Million Heirs" by John Childers, Jr., "Stock Split Secrets" by Darlene and Miles Nelson, "Sleeping Like A Baby" by John Huddelston, "Rolling Stocks" by Greg Witt, "The Secret Millionaire" by J.J. Childers, the "Beginning Investors Bible" by Doug Sutton, and "Making a Living in the Stock Market" by Bob Eldredge. These books are primarily distributed through sales at the seminars, product catalogues, and third party bookstores. The retail prices for these books range between $14 and $30.

Audio Seminars

The products promoted and sold by SMILe include the audio seminars "Financial Fortress Home Study Course", "1-2-3 Package", "CPR", "LOCC: How To Get Your Stocks For Free", "Soar With Eagles Wade's Special Reports", "Big Time Stock Market Profits", and "Zero to Zillions(TM)." The price of "Financial Fortress Home Study Course" generally ranges from $995.00 to $1,695. The retail prices of these other Company products range between $123 and $1,695. Mr. Cook is the primary speaker in each of these tapes and CDs. From time to time, SMILe distributes free "update tapes" as a tool to support its students' continuing education, to market new SMILe products, and to maintain a strong connection with the SMILe customer base.

Video Presentations

The videotapes promoted and sold by SMILe include the multi-tape video versions of SMILe's Wall Street Workshop(TM), The Next Step(TM), Red Light/Green Light(TM), Fortify Your Income(TM), Paid to Trade(TM), the Telechart 2000(R) Training Videos, and Spread `n Butter(TM), as well as single-tape videos on a variety of investment topics. The prices for these videotapes typically range between $249 and $3,495.

Periodicals

The Company offers subscriptions for a newsletter called EXPLANATIONS(TM) which is published monthly under the name of American Newsletter, Inc., a wholly owned subsidiary of the Company. EXPLANATIONS features topics related to trading, book reviews, and general commentary. A one-year subscription to EXPLANATIONS retails for $149.

On-line services

Wealth Information Network ("WIN"). The Company operates WIN, a subscription based online service which can be accessed via the internet 24 hours a day. WIN provides detailed information illustrating trading techniques taught by the Company, its subsidiaries, independent speaking consultants, and by Mr. Cook personally as discussed in "Wall Street Money Machine" and "Stock Market Miracles." WIN also provides commentary on trading strategies, market news, and updates on the Company's programs and products, including a schedule of events and seminars provided by SMILe. In January 2002, the Company entered into an agreement with B4Utrade.com, a third party vendor, to provide WIN subscribers with additional value added features. These new features include streaming market news, real time quotes, IPO and Stock Split alerts, and a market scanner. The cost of a one- year subscription to WIN retails for $3,600.

Software

The Company also promotes trading software developed by Dave Hebert called Extreme Trading Analysis(TM), or otherwise known as Simutrade(TM). This software has a number of features that allow users to make practice trades, track their current portfolios, track gains and losses, and conduct research. The price of this software retails for $1,995. The Company sponsors a one-day seminar designed to teach attendees how to properly install and make full use of the Extreme Trading Analysis software. In order to promote Extreme Trading Analysis this seminar has initially been offered for free. The Company expects to sell this seminar in the future for a cost of $295.

Speaker Products

The Company also sells a number of additional products created in association with its independent speaking consultants such as "5 Special Reports:
Bullish/Bearish Candlestick Reports" by Richard Simmons; "Market Aikido" "Mind Fields/Countermoves" (audio CDs), and "Full Credit Spreads" (audio CD's and videos) by Ryan Litchfield; "3/8 to Wealth" (Audio CD's and 6 Special Reports), "Attitude" (audio CDs), and "Stock Split Secrets" (videos, audio CDs) by Darlene Nelson; "5 Special Reports" by Robert Roy; "Special Reports, Strictly Covered Calls" (audio CDs) by Kris Nyden; and "Stock Market Safety Net" (audio CDs), and "5 Special Reports Sets 1-2" by Doug Sutton. The cost of these various products range between $24 and $2,695.

Sales and Marketing

SMILe creates interest and demand for its programs, products and services through a mix of radio and television advertising, direct mail, trade shows, and Internet marketing. SMILe's sales force includes approximately 46 representatives who respond to customer inquiries via phone, e-mail, Internet web-site, and facsimile. Furthermore, the sales force is trained to follow-up with existing clients and to promote new products and services, providing service 24 hours a day Monday through Saturday. SMILe sales representatives generally receive between 500 and 2000 calls a day.

     o Radio advertising is one of SMILe's primary means of promoting its seminars. The Company targets its radio advertising in the cities where it holds seminars. Radio advertising is often used in coordination with direct mail marketing efforts in order to maximize sales efforts and create greater name recognition within the target population.

     o The Company uses limited television advertising in the markets where its seminars are held. The Company may increase television advertising in 2002.

     o Direct mail marketing is used by SMILe to market the full complement of its products, programs and services to its customer list of over 1,100,000 individuals. These marketing campaigns are developed by SMILe's centralized Marketing Department and in-house advertising agency Left Coast Advertising, Inc. SMILe continues to direct mail market to its existing customer base spread throughout the United States, and occasionally purchases additional customer names through third party vendors.

     o Trade shows have recently been used by the Company to market services. Typically, the Company participates in trade shows held at convention centers, fairgrounds, and where it rents space from the trade show sponsors.

     o    Internet  marketing  was an  important  aspect  of  SMILe's  marketing program in 2001 with a focus on its Internet web site at http://www.wadecook.com. The site contains information about SMILe's programs, products and services, some of which potential customers may purchase online. In addition, subscribers to the Company's Wealth Information Network may access WIN through the web site. In the future, SMILe intends to expand the list of items available for purchase on its web site.*

     o From time to time, the Company has entered into informal cross promotional advertising campaigns with various financial education related services.

Publishing Businesses

The WCFC publishing subsidiaries focus their activities in the following areas: business, finance, self-improvement, religious and spiritual and general interest non-fiction. The principal target market for the Company's publishing businesses is the general consumer market. Currently, the Company distributes its titles though an agreement with Midpoint Trade Books, Inc. This distributor then sells and distributes the Company's titles to wholesale booksellers such as Ingrahm Book Company and Baker and Taylor, as well as to retail book sellers including Barnes and Nobel, Border's Bookstores, Walden Books, Hastings, Amazon.com, and Books -A-Million. The Company promotes and markets titles published by its publishing subsidiaries according to the same methods as described above under the caption titled "Item 1 Business Sales and Marketing."

Lighthouse Publishing Group, Inc.

Lighthouse is engaged in the business of producing, marketing and publishing books, and to a limited extent, audio and video tapes. Publications by Lighthouse generally concern topics such as business, finance, real estate and self improvement. Many of the current books published by Lighthouse are authored by Mr. Cook and have appeared on various business best seller lists. Lighthouse carries additional authors including Laura M. Cook, J.J. Childers, John J. Childers, Jr., Dave Hebert, John Huddleston, Bob Eldredge, Greg Witt, Miles and Darlene Nelson, Doug Sutton, and Renee Knapp. During 2002, Lighthouse will seek to retain more authors and to expand into new categories of interest, to convert existing Lighthouse titles to electronically accessible versions.*

Worldwide Publishers, Inc.

Worldwide is engaged in the publishing business under the identifying publishing insignias Aspen Books and Buckeroo Books. Aspen Books publishes religious books or books with spiritual emphasis targeted primarily to members of regional religious communities. Buckeroo Books publishes primarily childrens' books.

Origin Book Sales, Inc.

During 2001, Origin was involved in the sale and distribution of the Company's books. Origin primarily was the exclusive distributor of Worldwide products and Lighthouse titles. In December of 2001, the Company determined that book distribution efforts could be more efficiently conducted by out-sourcing those efforts to a third party vendor. In January 2002, the Company entered into a book sale and distribution agreement with Midpoint Trade Books, Inc. making Midpoint Trade Books, Inc. the Company's new book distributor. The Company has begun to wind-down Origin's operations. Origin has been accounted for as a discontinued operation in the Company's financial statements.

Gold Leaf Press, Inc.

Gold Leaf publishes non-fiction books in the inspirational, self-help and parenting categories, as well as some fiction.

Information Systems

Information Quest, Inc. During 2001, IQ operated a subscription based paging service that used standard one-way pagers to distribute up-to-the minute stock quotes and other financial information to customers. The one-way paging service was marketed solely to students of SMILe as an additional educational tool for their trading activities. Pager equipment is owned by IQ and leased to customers. In January of 2002, the Company and IQ teamed up to announced the release of Daily IQ. Daily IQ is an informational alert service. That expands upon the current one-way pager services. Daily IQ is an interactive service that allows subscribers to customize informational alerts and market news in a way that best suites that subscriber's needs. Daily IQ provides subscribers with the same services offered by the one-way pagers, and integrates those services with new value added features available through WIN as described above. Improving upon the one-way pager technology, Daily IQ's informational alerts are interactive (two-way) and can be sent to any email enabled device, including desktop computers, laptop computers, telephones, pagers, or palm pilots. It is the responsibility of Daily IQ subscribers to provide their own email enabled device(s). Daily IQ is expected to replace IQ's one-way paging technology by the end of 2002. When the Company ceases to provide one-way pager services, the Company intends to resell its then existing inventory of pagers. Presently, IQ is making efforts to convert individuals with non-expired one-way pager subscriptions to the new Daily IQ. The Company is responsible for promoting and marketing the new Daily IQ. The principal market for Daily IQ will be SMILe's existing customer database. A one year subscription to Daily IQ retails for $3,795.

Commercial Real Estate

The Company, through several of its limited partnerships, holds the following parcels of real estate for the development of residential housing:

     o Brookhaven Homes, Limited Partnership ("Brookhaven") owns three parcels of land in western Washington. The first two parcels, Lot 9 and Lot 23 respectively, are located in Carnation, Washington. The third parcel, Lot 31, is located in Auburn, Washington.
          o Lot 31 consists of land containing a completed residential luxury home. Lot 31 is currently subject to negotiations for sale. As of October 1, 2001, Lot 31 has served as collateral for a $600,000 loan secured by the Company following the February 28, 2002 earthquake. (For a complete description of this loan transaction please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.").
          o Lot 9 consists of land currently under construction. Brookhaven's efforts are directed toward the construction of a second luxury residential home. A course of construction loan was taken out to facilitate the progress and development of Lot 9. (For a complete description of this loan transaction please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.").
          o Lot 23 consists of undeveloped land intended for residential home building in the next several fiscal periods.

     o Seattle-Tacoma Executive Properties LP ("STEP") owns one undeveloped residential lot in Duvall, Washington and the raw land adjacent to the Company's headquarters in Seattle, Washington.

Support Services

Ideal Travel Concepts, Inc.

Ideal provides travel related services including domestic and international airline reservations, car rental reservations, tour packages, and cruises. Although the Company is Ideal's primary client, Ideal holds contracts with over 18,000 independent travel agents which have access to Ideal's travel related services. Ideal utilizes Planet Sabre, an internet enabled graphical shopper, in order to allow these independent travel agents to book reservations on-line. In addition to travel services, Ideal markets and sells travel agent training packages for individuals wishing to become independent travel agents. Agent training packages, include a one-time membership fee typically costing $495. Ideal is currently working to benefit from the growth in the volume of business travel booked on-line. In addition to on-line sales, Ideal has teamed up with the Company to offer a first time cruise/financial seminar package. The cruise starts in Seattle, Washington and ends in Anchorage, Alaska. The cruise/financial seminar package will feature Wade Cook, as guest speaker, and includes topics relevant to trading in the stock and options markets. The Company is evaluating whether it will add the cruise/seminar package to the list of the Company's permanent seminars.

Since 1997, Ideal has been headquartered in Memphis, Tennessee and has maintained a satellite office located in the Company's headquarters at 14675 Interurban Ave. South, Seattle, Washington. The satellite office's primary role was to service the Company's corporate travel needs. In February 2002, upon the expiration of Ideal's headquarter's lease, the decision was made to move Ideal's headquarters to the Company's corporate headquarters in Seattle, Washington. Ideal relocated to Seattle Washington so that it could better service the needs of the Company (Ideal's primary client), reduce overhead costs, and benefit from proximity to Company resources.

Left Coast Advertising, Inc.

Left Coast is engaged in the business of producing and placing advertising spots using various media; including, radio, television, newspapers and magazines. Left Coast was formed to allow WCFC to take advantage of the agency commission on media purchases. Left Coast is a fully licensed advertising agency whose only client is the Company and the Company's subsidiaries. Left Coast works in tandem with the Company's in-house marketing department.

Retail Skin Care Sales

Health and Wealth, Inc. Health and Wealth, Inc. entered into a Sales and Distribution Agreement with First Scientific, Inc., a Utah Corporation, for the non-exclusive right to sell and distribute the Fresh Cleanse(R) product line to the consumer public. Fresh Cleanse is a line of skin care products developed to reduce the risk of contamination posed by bacterial, yeast, and fungal contagions. The product line consists of an antimicrobial handwash ($5.75), First Aid Antiseptic Spray ($5.50), Foaming Instant Skin Sanitizer ($5.50), and Hypo-Allergenic Lotion ($4.95). The Company did not commence distributing or selling the Fresh Cleanse product line until 2002. Beginning in 2002, the Company will determine if separate segment accounting is appropriate for sales made of the Fresh Cleanse product line.

Consolidated Retail Services

Wade Cook Financial Education Centers, Inc. ("WCFEC")

In 1999, the Company, through WCFEC, operated educational centers that housed the WINvest Centers (on-line resource centers used by SMILe students), and sales facilities for the sale of SMILe products. The end of the year 2000, WCFEC ceased financial activity, and had no more assets and retail sales operations were consolidated into SMILe. WCFEC has been accounted for as a discontinued operation in the Company's financial statements.

Passive Minority Hotel Interests

The following table lists hotel properties held in WCFC entities as of December 31, 2001:

Property                            Rooms      Location                  Manager                  % owned
--------                            -----      --------                  -------                  -------
Hampton Inn/Fairfield Inn            126       Murray, UT                Western States Lodging    12%
Woods Cross Fairfield Inn*            80       Woods Cross, UT           Western States Lodging     7%

* As of December 31, 2001, the Wood Cross Fairfield Inn had gone into receivership for failure to pay past due obligations. The Company learned that in order to release the Woods Cross from receivership, its limited partners and owners would need to contribute approximately $250,000 toward prior obligations. The Company determined that further investment in the Woods Cross was unlikely to produce significant benefit to the Company. None of the other investors in the Woods Cross hotel contributed capital to prevent that hotel from being placed in receivership, and the property was foreclosed on during 2002. The Company wrote-off this investment in the Woods Cross hotel for 2001.

     o    Various non-real estate investments.

     o For a description of the Company's non-real estate investments please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Competition

The financial educational seminar industry is highly competitive. The market in which the Company operates is fragmented and decentralized with low barriers to entry. The Company's competitors include other companies and individuals who promote and conduct seminars and provide products on topics relating to investments, financial planning and personal wealth management. Some of the Company's competitors in the financial educational seminar market include Robbins Research International, Online Investors' Advantage, Cashflowheaven.com and various former speakers of the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

Intellectual Property

The Company regards its seminars, products, trademarks, servicemarks, trade symbols and other materials as proprietary and relies primarily on a combination of statutory and common law protections, such as copyrights, trademarks and trade secrets to protect its interests in such proprietary materials. While some of the product and trade names are common terms and do not afford the Company maximum copyright and trademark protection, the Company has taken several steps to maximize the copyright and trademark protection available to it. For example, the Company trains its marketing staff to consistently use all the applicable trademark and copyright symbols. Additionally, the Company adopts an aggressive litigation stance in protecting its intellectual property rights where warranted. The Company also relies on employee and third-party non-competition and non-disclosure agreements and other methods of protecting proprietary rights in order to safeguard the Company's intellectual property.

The Company has an Open Ended Product Agreement with Wade B. Cook which expires June 30, 2002. The Company expects this Agreement to be renewed in June of 2002. Pursuant to the original terms of the agreement, the Company had a non-exclusive license with Mr. Cook to produce, market and sell licensed products and intellectual property in exchange for payment of a royalty to Mr. Cook equal to ten percent (10%) of gross sales of the licensed products. On May 7, 1999, and effective January 1, 1999, the Company and Wade B. Cook amended the Open Ended Product Agreement. The Amendment modifies the royalties payable to Mr. Cook under the agreement from ten percent (10%) of the gross sales on all licensed products to a yearly royalty of $5,000,000 or 5% of gross sales, whichever is greater. Furthermore, under the terms of the Amendment, Mr. Cook may take draws in anticipation of future royalties up to a maximum of $1,250,000 per quarter. Effective March 15, 2000, the Company further amended Mr. Cook's Open Ended Product Agreement, making Mr. Cook eligible to receive $5,000,000 or 3.5% of gross sales, whichever is less. The Open Ended Product Agreement was again amended effective June 30, 2001. Under the terms of the amended Open-ended Product Agreement, Mr. Cook is entitled to receive up to 5% of gross sales revenue on the sale of Mr. Cook's products per quarter (minus refunds, returns and sales taxes collected), provided the Company is profitable at the end of said quarter. Never Ending Wealth, an entity controlled by Mr. Cook, is entitled to receive royalties under this Agreement. The license, as amended, continues to grant the Company the right to use Mr. Cook's name, likeness, identity, trademarks and trade symbols. The agreement is open-ended in that it allows for future products developed by Mr. Cook to be licensed under the same terms and conditions upon the execution of a "License Order."

In the case of draws made by Mr. Cook against his royalties, the royalties owing are reconciled with the draws taken on a quarterly basis. The Company does not have a contract giving it either the first right to license or otherwise obtain the right to produce, market or sell any future products developed by Mr. Cook.

Employees

As of March 31, 2001, the company had 210 employees, 170 full-time employees and 40 part-time employees. As of March 7, 2002, the Company had 170 employees, 136 full time and 34 part time. None of the Company's employees are represented by a labor union, and the Company believes its employee relations to be good.

Risk Factors

Corporate Control By Wade B. Cook

Wade B. Cook is the founder, majority stockholder, Chairman of the Board, Chief Executive Officer and President of the Company. Laura Cook, Mr. Cook's wife, is the Secretary of the Company, and frequently serves as a consultant to the Company's executive management. Several of Mr. Cook's relatives work at the Company. Mr. Cook maintains control over most aspects of the Company including, but not limited to, setting corporate policy, determining strategic direction, determining the acquisition or sale of assets by the Company, setting the material terms of acquisitions and determining the material provisions of many of the Company contracts. Mr. Cook provides input on practically every product and seminar sponsored by the Company. Mr. Cook also directs most marketing efforts of the Company and has a substantial influence on the management of the Company. Mr. Cook will continue to have a significant influence over the policies and procedures of the Company and will be in a position to determine the outcome of corporate actions requiring stockholder approval, including the election of Directors, the adoption of amendments to the Company's corporate documents, the approval of mergers and the sale of the Company assets.

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

Working Capital Deficiency, Liquidity Constraints

At December 31, 2001, the Company had current assets of $9.1 million and current liabilities of $10.3 million, resulting in a working capital deficit of $1.2 million (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). The Company's principal source of cash has been from its education seminars and its sale of books, tapes and other materials focused on business strategies, financial planning and personal wealth management. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations and Liquidity and Capital Resources."

The Company's practice of using available cash to fund subsidiaries and new non-marketable investments, its working capital deficit, the Company's significant long and short term obligations, recent earthquake damage, costs associated with the Company's consumer redress program, the September 11 terrorist attack, the fact that the Company's segments are not generating cash as in the past, and the significant losses experienced in the Company's Other Income have resulted in substantial constraints on liquidity.

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

Legal Proceedings and Governmental Investigations

The Company is a party to a small number of legal proceedings. See Item 3. Legal Proceedings. The Company, based upon the information available to date (including information supplied by counsel) and particularly in light of the Company's past history of settling previous legal disputes out of court, does not presently expect material liability in these matters or any others. However, the outcome of such matters is difficult to predict and subject to uncertainty, and the legal fees and other costs involved could be material. Any negative finding as a result of this investigation could have a materially adverse effect on the Company's financial condition and results of operations.

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

Management of Growth and Integration of Acquisitions

In 1999, the Company's business declined in terms of revenue, number of employees and scope of activities in which it engages. During the year 2000, the Company showed similar declines in revenue, number of employees, and scope of business activities. During 1997, the Company acquired all interests and rights in Worldwide, Origin, Gold Leaf and Ideal, and during 1998, the Company acquired all rights and interests in IQ (distribution of paging devices that distributed stock market data). The Company discontinued Origin's operations as of December 31, 2001. The Company currently has a minority interest in one hotel. During 2001, Brookhaven Homes Limited Partnership, a Company controlled entity, become involved in the construction and development of luxury homes in the Western Washington area. Additionally, in the beginning of 2002, the Company through Health and Wealth, Inc., a wholly owned subsidiary, became involved in the sale and distribution of the Fresh Cleanse(R) skin care product line. Some of these acquired businesses, investments, and recent diversification have not performed as well as expected by the Company. In the past, such growth has placed significant strains on the Company's management, accounting, financial and other resources and systems, and on its cash resources and working capital. Failure to manage successfully the growth in size and scope of the Company's business and to successfully integrate and manage the Company's recently acquired businesses could have a material adverse effect on the Company's results of operations and financial condition.

State and Federal Government Relations

As discussed throughout this report, the Company is a party to a number of voluntary Consent Decrees (the "Agreements") with the Federal Trade Commission and the consumer affairs divisions of 14 states. The Agreements relate to the
Company's future advertising practices and the implementation of a consumer redress program. While the Company fully intends to comply with these Agreements, failure to comply with the terms of these Agreements could result in legal action by the respective state and federal authorities. Legal remedies could include injunctions against violating respective consumer laws, recission of prior customer contracts, customer refunds, contempt, and/or disgorgement. On February 20, 2002, the FTC filed an application for a motion for contempt (the "Application") in the Federal District Court for Western Washington, claiming that the Company had allegedly violated provisions of the Agreements. According to an FTC press release dated February 21, 2002, the alleged violations involve disclosure of the Company's rate of return, substantiation of promotional claims, and compliance with consumer redress program deadlines and payment obligations. The Company is reviewing the Application. While the Company believes that the FTC's actions are unmerited and has been working closely with the FTC in resolving the matter, failure to successfully resolve this matter could have a material adverse affect on the Company's results of operations, operations, and financial condition (For a more complete description of recent events see Item 3. Legal Proceedings).

February 28, 2001 Earthquake

On February 28, 2001, an earthquake (the "Earthquake") measuring 6.8 on the Richter scale struck Western Washington. In concert with the earthquake, Wade Cook Financial Corporation's ("WCFC") corporate headquarters (the "Headquarters"), located in Seattle, Washington, experienced severe localized resulting water damage (the "Flooding"). The Headquarters is home to WCFC, as well as the Stock Market Institute of Learning, Inc. ("SMILe"), Lighthouse Publishing Group, Inc. ("Lighthouse"), Ideal Travel Concepts, Inc. ("Ideal"), and Information Quest, Inc. ("IQ"), all wholly owned subsidiaries of WCFC. Collectively SMILe, Lighthouse, Ideal, and IQ account for the majority of WCFC's annual revenues. The combination of the Earthquake and the Flooding has caused the Company to significantly reduce operations, and rendered one half of the Headquarters unusable for an extended period of time. Occupation was restored to the corporate headquarters in July of 2001. All repairs have not yet been completed, and it is not presently known when the Company headquarters will be fully restored. The inability to complete restoration or to fully resume operations for a number of months caused and continues to cause the Company to lose a significant amount of revenue, as well as the attendant loss of profits, and to incur substantial continuing and extra expenses. As of December 31, 2001, the Company was still in the process of estimating the extent of full property damage, lost profits, loss of goodwill, and associated expenses incurred on account of the Earthquake and the Flooding. However, initial estimates of physical damage to the Headquarters and related furniture, fixtures and inventory indicate that the repair, reconstruction, and/or replacement costs for these items may equal $5,000,000. The Company has received approximately $800,000 in insurance proceeds from its commercial property insurance carrier Caliber One Indemnity Company thus far. The Company is seeking additional insurance proceeds from Caliber One Indemnity Company to fund continued restoration of the Company's headquarters and to compensate it for various losses caused by the earthquake and subsequent flooding, including damaged and destroyed equipment, lost business income, and extra expenses. Failure to properly resolve coverage issues arising out of recent Flooding and Earthquake or inadequate insurance coverage could have a material adverse effect on operations and the Company's financial condition.

Audited Financials for the Year Ended December 31, 1999 Filed in April 2001

In May of 2001, the Company was contacted by the SEC concerning technical filing error with respect to its Annual Report on the Form 10-K ("Annual Report") for the year ended December 31, 2000. The asserted technical filing error involved the Company's filing of the Annual Report without including a written consent ("Consent") by Miller and Co. LLP ("Miller") relating to the Company's financial report for the year ended December 31, 1999. Miller, the Company's former auditor, was dismissed in November of 2000. On December 4, 2000, the Company filed a Special Report on the Form 8-K ("8-K") disclosing Miller's dismissal. Miller attached a letter to the 8-K, agreeing substantially that Miller's reports for 1998 and 1999 do not contain an adverse opinion or disclaimer, and that there had been no disagreements with Miller on matters relating to accounting principles or practices, financial statement disclosure, or auditing scope and procedure which were not resolved to Miller's satisfaction. Furthermore, there were no reportable events as described in Item 304 (a) (1)
(iv) of Regulation S-K, or any reportable event, as the term is defined in Item 304(a)(1)(v) of Regulation S-K. (For additional information concerning this event please see the Company's Special Report on Form 8-K filed December 4,
2000). Shortly before filing the Annual Report, the Company requested Miller's written Consent to refile the prior audited financials in the current Annual Report. In a letter dated April 9, 2001, Miller stated "it is our understanding that we are not required to authorize the release of the firm's report." In reliance on Miller's statements, the Company believed that Miller's Consent was either implicitly given and/or would not be needed to file the Annual Report, and acted accordingly. Subsequent to filing the Annual Report, the SEC contacted the Company, informing Company representatives that absent Miller's written Consent, the financials from prior audit years (1998 - 1999) would be deemed as unaudited by the SEC. The SEC also disclosed that as a result of this situation, the Company would be unable to raise capital through public offerings until the matter was resolved. The Company is not aware of any assertions by Miller, claiming that its prior audit information is inaccurate, misleading, or has otherwise been impacted by subsequent events. The Company contacted Miller to solicit express written consent. The Company also contacted Miller in effort to gain access to the Company's client records and relevant work papers held by Miller that would be needed to perform a re-audit of the Company's prior financials should Miller choose not to issue a written consent. However, the Company was unable, after lengthy discussions, to come to terms with Miller regarding either their written consent or access to the Company's client records and relevant work papers. Consequently in August 2001, the Company filed a lawsuit against Miller to resolve this situation (for a more complete description of the lawsuit against Miller, please see Item 3 - Legal Proceedings of this Report). While the Company is attempting to resolve this situation, the Company can make no assurances as to whether it will be successful. Failure to resolve this situation could adversely affect the Company's reporting relationship with the SEC or ability to raise capital through public offering.

September 11, 2001 Terrorist Attacks

The September 11, 2001 terrorist attack (the "Attack") on the World Trade Center in New York and the Pentagon in Virginia had an adverse impact on the Company's operations and ability to supply seminar services to its clientele. Initially after the Attack, the Company was forced to cancel some of its previously scheduled seminars during the months of September through November, and to reschedule others. Cancellation and rescheduling resulted in the loss and/or deferment of significant revenue. Also as a result of the Attack, some U.S. residents seem to be choosing to travel less frequently, and if they must travel, to take alternative means to air transport. A significant portion of customers who attend the Company's events travel by airplane. While the Company is taking steps to lessen the potential future effects of September 11, 2001, the Company's revenues in future periods could be adversely effected, if a large percentage of the Company's future customers choose not to travel to Company events or to use the Company's travel agency to book travel plans.

General Economic Conditions

Any negative changes in economic conditions, significant price increases, inflation, or adverse events related to the seminar, travel and/or tourism, commercial real estate, or information services industries such as the cost and availability of fuel, the price of real estate, or the willingness of individual investors to trade could harm discretionary consumer spending and have a material adverse effect on the Company's business, results of operations and financial condition. These types of economic conditions, including recession, could also adversely affect the availability to secure future financing transaction on terms favorable to the Company. Furthermore, adverse changes in economic conditions could negatively affect the collectability of Company's notes receivable.

Item 2.  Properties

The Company owns and occupies a 63,000 square foot office building in Seattle, Washington which houses its corporate headquarters. The building is subject to a $3,000,000 first mortgage, secured by the building and surrounding property. The first mortgage, taken out in December 1999, bears an 8.375% interest rate, and is amortized over a period of 15 years. The current balance on this loan is $2,792,000. The average monthly payments on the mortgage equal $23,332. The Seminar, Product Sales, Pager, and Travel segments are the primary segments making use of this office space. The headquarters also secure a $1.9 million loan taken out by the Company in 2001. (For a more complete description of this loan transaction see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

In addition, subsidiaries of the Company occupy the following commercial properties:

o SMILe sublets 30,000 square feet in Tukwila, Washington for its shipping and warehouse operations. The lease expires August 31, 2005. The Seminar, Product Sales, Pager, and Travel Segments are the primary segments making use of this warehouse space.

o Origin leased 15,283 square feet of office and warehouse space located in Salt Lake City, Utah. The lease expires on October 1, 2003. The Product Sales segment is the primary segment making use of this warehouse space. When Origin's operations were discontinued, was set to be discontinued in April of 2002. Worldwide began negotiating a new lease for space for the Company's Utah operations in March 2002.

o Seattle Tacoma Executive Property owns approximately 40,000 square feet of raw undeveloped land comprised of two individual parcels of land (for a more complete description of these properties see "Item 1 Business - Commercial Real Estate").

Sale of Company Property

In March of 2001, the Company sold its ownership interests in a building and attached property located in Tacoma, Washington for a total purchase price, including closing costs, of approximately $750,000. The Company received payment in the form of cash or cash equivalent.

Item 3.  Legal Proceedings

During the year ended December 31, 2001, the Company resolved 3 of its previously reported legal proceedings. The following paragraphs contain a description of previously unreported material threatened or pending legal proceedings and updated information regarding previously reported material threatened or pending legal proceedings to which the Company or any of its subsidiaries is a party or which any of their properties is subject as to which there were material developments during the period since the last report. The Company has established a threshold amount for determining whether particular legal proceedings will be deemed material event to the Company. For the purposes of this section, the Company shall consider as material and report those legal proceedings in which potential liabilities (excluding legal expenses) exceed $300,000. Actions required by Item 103 of Regulation S-K regardless of threshold dollar amounts will continue to be reported as in the past.

Resolved. Tom Cloward: In re Information Quest, Inc. The Company had been advised by Tom Cloward, former Chief Information Officer of the Company and a former director of Information Quest, Inc., that Mr. Cloward was seeking royalty payments equal to 2.5% of the gross revenues derived from the Sale of IQ Pagers. Information Quest, Inc. is a wholly owned subsidiary of the Company that markets and sells the IQ Pager (a pager and related services) that provides the user with stock market information and an informational alert service. Mr. Cloward claims royalties based on the terms of a purported agreement between Mr. Cloward and the Company. On April 15, 1999, Mr. Cloward's legal counsel sent a letter threatening suit in the event settlement in the above matter could not be reached. At the end of the third quarter, the Parties entered into a settlement agreement ending the dispute. Pursuant to a confidential settlement, the Company offset a portion of amounts claimed by Mr. Cloward by amounts owing to the Company under an employee loan taken out by Mr. Cloward through the Company.

Wade Cook Financial Corporation v. Miller and Co. LLP. Following August 15, 2001, the Company filed a complaint against Miller and Co. LLP ("Miller") in the Superior Court of King County Washington. Miller is the Company's former public accounting firm. The Company's complaint alleges the following: (1) Miller breached its agreement to complete the Company's year 2000 financial report by denying the issuance of a written consent without basis; (2) Miller breached fiduciary duties owed to the Company by negligently filing several of the Company's tax returns late; (3) Miller's action in (1) and (2) constitute a violation of the Washington Consumer Protection Act; and (4) Miller tortioiusly interfered with the Company's ongoing relationship with the Securities and Exchange Commission (the "SEC"). The Company is seeking issuance of the written consent, receipt of its records held by Miller, and damages relating to late tax payments, as well as attorneys fees. The Company is currently in the discovery stage of litigation. The trial date is anticipated to be in 2003.

Caliber One Indemnity Company v. Wade Cook Financial Corporation. On July 23, 2001, the Caliber One Indemnity Company ("Caliber One") filed suit for declaratory judgment to determine coverage sub-limits under the Company's Commercial Property Insurance Policy (the "Policy"). Specifically, whether the Company has earthquake coverage sub-limits of $500,000 or $5,000,000. Caliber One's complaint was filed in the United States Western District Court of Washington at Seattle. On February 28, 2001, western Washington was struck by an earthquake measuring 6.8 on the Richter Scale. Subsequent to this earthquake, the Company submitted a claim for significant earthquake damage under the Policy. Upon submission of the claim, Caliber One informed the Company that it believed the applicable coverage sub-limit for earthquake was $500,000. The Company's records indicate that the initial Policy, as taken out in the years 1998 to 1999, provides coverage limits up to $5,000,000. The Company did not subsequently request a reduced coverage sub-limit, and the premium for the policy remained constant from the initial placement to the present Policy. However, a typographical error was made by Caliber One in printing the Company's 1999 to 2000 Policy. In a letter dated May 31, 2001, Counsel for Caliber One states, "Caliber One has determined that the inclusion of a $500,000 earthquake sub-limit for December 1, 1999 to December 1, 2000 policy period resulted from an error on its part." The Company demanded Caliber One pay its claim. Caliber One failed to do so. Following another demand for payment by the Company, Caliber One filed a complaint alleging that the Company's failure to advise Caliber One about the typographical error it had caused, constituted acceptance of a reduced coverage sub-limit. The Company strongly disagrees with Caliber One's position, and asserts counterclaims of breach of contract, fraud, misrepresentation, violation of the Consumer Protection Act, violation of the RICO Act, and related claims. As of December 31, 2001, the Company had received approximately $800,000 in insurance proceeds relative to this claim. On March 13, 2002, the Company entered into non-binding mediation with Caliber One to resolve this matter; however, this mediation was unsuccessful in resolving the case. Currently, trial has been set for September 16-19, 2002.

Vendor suits. During the first nine months of 2001, two of the Company's vendors separately commenced legal actions against the Company for allegedly delinquent payment of services. The Company resolved the most significant of these two vendor actions in the first quarter of 2002 under a confidential settlement agreement. With the elimination of the aforementioned vendor action, the dollar amount remaining subject to vendor action as previously reported by the Company is immaterial. Accordingly, the Company will eliminate this portion of the Company's Legal Proceedings from its future periodic reports, and specifically disclaims any duty to update this matter in the future.

Michael Glover and MMD Investments Limited Partnership v. Wade Bruce Cook, Wade Cook Seminars, Inc., Wade Cook Financial Corporation, et. al. On September 14, 1999, Michael Glover and MMD Investments

(the "Plaintiffs") filed suit in the 11th Judicial District Court of San Juan, New Mexico against the Company. The complaint alleges that Wade Cook and the Company violated the New Mexico Unfair Practices Act section 57-12-1 et seq. through the commission of fraud; civil conspiracy, civil aiding and abetting, and negligent misrepresentation. The plaintiffs allege that they have suffered actual damages of $356,000 encompassing trading losses and lost wages, and in addition to demanding such actual damages are seeking treble damages, attorney fees, and exemplary damages. In August of 2001, Plaintiffs secured a default judgment, as to liability only, as a discovery sanction for an alleged failure by the Company and other defendants to comply with discovery requests. The default judgment does not award any damages, or otherwise imply that the Plaintiff's are entitled to any damages whatsoever. Trial was originally set for February of 2002, but due to judicial scheduling conflicts has been rescheduled to July 15 -18, 2002. At trial the Plaintiffs will attempt to prove what, if any, damages they may be entitled to. The Company believes that it has not engaged in any unlawful practices and intends to defend itself vigorously with regards to litigation on damages. The Company has not yet determined the impact on its financial statements in this matter, and has not made provision for losses, if any. Furthermore, in the event of any adverse decision at trial, the Company intends to appeal the case to a higher court.*

Bendahan et. al. v. Wade Cook Financial Corporation et al. On April 19, 2001, a group of former Company customers (the "Plaintiffs") filed a civil lawsuit against the Company in the Superior Court for King County in the State of Washington. The complaint alleges violations of various consumer statutes; breach of fiduciary duty; racketeering; civil conspiracy and aiding and abetting. The Plaintiffs seek actual damages to be proved at trial, treble damages for alleged violations of the various consumer statutes, exemplary damages, attorneys' fees and interest. The Company is currently in the discovery stage of litigation. Trial of this case has not been set. The Company has worked out individual confidential settlements resulting in the dismissal of two Plaintiffs from this action. The Company believes that it has not engaged in any unlawful practices and intends to defend itself vigorously in this matter. The Company has not yet determined the impact on its financial statements, and has not made provision for losses, if any.

FTC v. Wade Cook Financial Corporation and Wade Cook Seminars, Inc. As discussed throughout this report, the Company is a party to a number of voluntary Consent Decrees (the "Agreements") with the Federal Trade Commission and the consumer affairs divisions of 14 states. The Agreements relate to the Company's future advertising practices and the implementation of a consumer redress program. Legal remedies for failure to comply with these Agreements could include injunctions against violating respective consumer laws, recission of prior customer contracts, customer refunds, contempt, and/or disgorgement. On February 20, 2002, the FTC filed an application for a motion for contempt (the "Application") in the Federal District Court for Western Washington, claiming that the Company had allegedly violated provisions of the Order. The FTC's alleged violations involve disclosure of the Company's rate of return, substantiation of promotional claims, and compliance with consumer redress program deadlines and payment obligations. The FTC's Application seeks any or all of the following modifications to the original Agreements: (1) customers must sign and acknowledge a statement acknowledging they have received a disclosure of the Company's current rate of return prior to Company's acceptance of customer's money; (2) enlargement of the Company's redress program; (3) appointment of an independent Redress Administrator; (4) creation of a reserve for redress refunds in the amount of $5,000,000; and (5) re-mailing of all "Notice and Proof of Claim" forms originally sent that were not returned by the recipient or were returned by the Post Office as undeliverable. The Company is reviewing the Application and shall respond accordingly. Since the Application was filed the Company has worked closely with the FTC in resolving this matter. Hearing on the Application originally scheduled for April 12, 2002 has been postponed until June 28, 2002. The stipulation for hearing postponement cites the reason for such postponement is the parties "substantial progress in their efforts to secure full compliance with the Order." The Company remains optimistic that this matter can be resolved without further involvement of the Courts. In the event that informal discussions with the FTC are unsuccessful, the Company intends to vigorously defend its rights in this matter. The Company has not yet determined the impact on its financial statements, and has not made provision for losses, if any.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2001.

The Company's annual meeeting of shareholders will be held on June 10, 2002 at 7:00 p.m. at the Company's corporate headquarters.

                                     PART II

Item 5. Market for Registrant's Common Equity And Related Stockholder Matters

Price Range of Common Shares

The Company's Common Stock has been traded on the over-the-counter Bulletin Board under the ticker symbol "WADE" since August 11, 1997. Prior to that time, the Company's Common Stock was quoted under the stock symbol "PFNL" in the over-the-counter market. The following table sets forth, for the periods indicated, the high and low bid closing quotations for the Company's Common Stock on the relevant markets. The quotations reflect inter-dealer prices which may include retail markups, markdowns or commissions and may not reflect actual transactions.

                           OTC Bulletin Board

2001                                                 High           Low
   First Quarter............................        0.165          0.11
   Second Quarter...........................        0.124          0.05
   Third Quarter............................        0.065          0.032
   Fourth Quarter...........................        0.065          0.36

2000
   First Quarter............................        0.61           0.19
   Second Quarter...........................        0.31           0.19
   Third Quarter............................        0.23           0.18
   Fourth Quarter...........................        0.175          0.125
--------------------------

As of March 12, 2002, the Company had approximately 8,870 shareholders of record (including nominees and brokers holding street accounts). As of April 26, 2002, the last sale price for the Company's Common Stock on the OTC Bulletin Board was $0.08 per share.

The Company has never paid cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company intends to continue to retain any earnings to expand and develop its business.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data.

The following selected consolidated financial data of the Company is qualified in its entirety by reference to and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, and Liquidity and Capital Resources" and the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 1999 through December 31, 2001 and the consolidated balance sheet data at December 31, 2000 through December 31, 2001 are derived from and are qualified by reference to the Company's audited consolidated financial statements which were audited by Vasquez and Company, LLP for the fiscal year 1999, 2000, and 2001. The consolidated financial data from prior years is unaudited.

                                               2001         2000         1999           1998          1997
                                            ----------   ----------   ---------      ---------     ---------
                                                           (in thousands, except per share data)
  Statement of Operations Data:
  Net sales                                   $33,736      $57,526     $80,214         114,126       93,343
  Cost of sales                               $16,481      $26,809     $37,347          54,272       39,492
                                            ----------   ----------   ---------      ---------     ---------
  Gross profit                                $17,255      $30,717     $42,867          59,854       53,851
  Operating expenses                          $22,238      $33,618     $48,009          55,115       39,293
                                            ----------   ----------   ---------      ---------     ---------
  Income (loss) from operations               $(4,983)     $(2,901)    $(5,142)          4,739       14,558
  Other income (expenses)                     $(4,362)     $(1,268)    $   581           1,625         (706
                                            ----------   ----------   ---------      ---------     ---------
  Income (loss) from continuing
     operations                               $(9,345)     $(4,169)    $(4,561)          6,364       13,852
                                            ----------   ----------   ---------      ---------     ---------

  Income (loss) from Continuing
    Operations Data (1,2)
  Income (loss) before income taxes,
    minority interest, and acquired
    operations as reported                    $(9,345)     $(4,169)    $(4,561)          6,364       13,852
  Provision (benefit) for income taxes        $(2,269)     $(1,323)    $(2,649)          2,796        5,585
  Minority interest                           $  (258)     $    (6)    $    55             127           21
                                            ----------   ----------   ---------      ---------     ---------
  Income (loss) from continuing               $(7,334)     $(2,852)    $(1,857)          3,695        8,288
    operations after minority
    interest and tax benefit
  Income(loss) on discontinued                $  (400)     $  (242)    $(1,891)             59          704
    operations
  Extraordinary gain from earthquake          $    58            -           -
                                            ----------   ----------   ---------      ---------     ---------
  Net income (loss)                           $(7,676)     $(3,094)    $(3,748)          3,754        8,992
                                            ==========   ==========   =========      =========     =========
  Earnings per share                          $ (0.12)     $ (0.04)    $ (0.06)           0.06         0.14
                                            ==========   ==========   =========      =========     =========
  Weighted average number of
   common shares outstanding                   64,435       64,059      63,870          63,888       63,363
                                            ==========   ==========   =========      =========     =========

                          Assets
                                                              December 31,
                                                      --------------------------
(in thousands, except for per share data)                 2001             2000
                                                      --------------------------
Current assets
Cash and cash equivalents                             $    643         $    980
Marketable securities                                      155              183
Receivable from Construction loan                          809                -
Trade and credit card receivables                        1,803            2,165
Inventory                                                1,510            1,915
Due from related parties                                   119              130
Notes receivable - employees, current portion               84              118
Prepaid expenses                                            45               97
Deferred tax assets                                        936            1,091
Income tax refund receivable                             3,053            1,795
                                                      ---------        ---------
Total Current Assets                                     9,157            8,474
                                                      ---------        ---------

Property and Equipment                                   7,446            9,409
                                                      ---------        ---------
Goodwill & Other Intangible Assets                       1,486            2,002
                                                      ---------        ---------
Other Assets
Other investments                                        4,553            5,305
Deposits                                                    71              100
Notes receivable - employees                             1,047            1,639
Note receivable                                              -            2,050
                                                      ---------        ---------
Total Other Assets                                       5,671            9,094
                                                      ---------        ---------
Total Assets                                            23,760          $28,979
                                                      ---------        ---------

            Liabilities and Shareholders' Equity
                                                              December 31,
                                                      --------------------------
                                                         2001             2000
                                                      --------------------------
Current Liabilities
Current portion of long-term debt                        2,625          $   564
Accrued expenses                                         1,730            1,510
Accounts payable                                         3,596            5,004
Margin loans in investment accounts                          2               36
Payroll and other taxes withheld and accrued               214              291
Income taxes payable                                         -                3
Deferred revenue                                         1,270            2,051
Due to related parties                                     317              344
                                                      ---------        ---------
Total Current Liabilities                                9,754            9,803
                                                      ---------        ---------

Long -Term Liabilities
Due to related parties long-term                         2,045            2,045
Long-term debt                                           4,569            3,278
Deferred revenue                                         1,083              146
                                                      ---------        ---------
Total Long-Term Liabilities                              7,697            5,469
                                                      ---------        ---------
Total Liabilities                                       17,451           15,272
                                                      ---------        ---------
Minority Interest                                          668              410
                                                      ---------        ---------
Shareholders' Equity
Preferred stock                                              -                -
Common stock                                                64               64
Paid-in capital                                          4,845            4,845
Prepaid advertising                                       (110)            (170)
Retained earnings                                         (627)           9,145
                                                      ---------        ---------
                                                         6,268           13,884

      Less:   treasury stock at cost (732 shares)         (627)            (587)
                                                      ---------        ---------
             Total Shareholders' Equity                  5,641           13,297
                                                      ---------        ---------

Total Liabilities, Minority Interest,
and Shareholders' Equity                              $ 23,760         $ 28,979


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes and trends related to the financial condition of the Company and the results of its operations. This discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto, included elsewhere in this Form 10-K. When reading these Results of Operation the investor should be aware the financial data presented in Item 6 above and continued in the following paragraphs has be adjusted to account for the discontinued operations of several of the Company's operating subsidiaries (see Note W - Discontinued Operations attached to this Report for a more complete description of these discontinued operations).

Overview

WCFC is a holding company that, through its wholly owned subsidiaries SMILe, Lighthouse Publishing Group, Inc., Origin Book Sellers, Inc., and Semper Financial Inc., conducts educational business seminars, produces and sells video and audio tapes, and distributes books and other written materials focusing on trading strategies and personal wealth creation. The Company's core business is financial education, through its seminar and publishing concerns. These core businesses are complemented by bookstores that focus on financial education, a pager and information alert service that provides stock quotes and other financial information, a subscription-based on-line service that provides stock market information and that illustrates the strategies taught in the Company's seminars and publications, and a travel-related service provider.

During 1997, the Company acquired Ideal, which provides travel agent services to the Company and markets services to travel agents. Also during 1997, the Company expanded its publishing activities by acquiring two small publishing businesses and one book distribution business, respectively Worldwide, Gold Leaf Press, and Origin.

In January 1998, the Company acquired interests of employees of the Company in businesses created to market materials and services associated with the Company's financial education business - IQ, Get Ahead and Quantum. At the end of 1999, Get Ahead operations were consolidated into SMILe.

In 1998, the Company disposed of the business Entity Planners, Inc. ("EPI"), an entity formation business. Berry, Childers, and Associates was the purchaser. In connection with the sale of EPI, the Company granted a five year license to the purchasers of EPI to use certain intellectual property. After the sale of EPI to Berry, Childers, and Associates, the business of EPI was subsequently transferred to the Anderson Law Group, P. C. ("ALG"). In June of 1999, the five year licensing agreement with EPI was mutually terminated by the parties and the Company entered into a temporary licensing arrangement with ALG. Under the temporary licensing arrangement, the Company receives payments in the form of marketing fees equal to 35% of ALG's gross proceeds from its BEST seminar services. During the year 2001, the Company received a total of approximately$1.1 million through its arrangement with ALG. This agreement is terminable at will by either the Company or ALG.

In addition to pursuing its core businesses, the Company has made a variety of investments in real estate, hotels, oil and gas projects and other venture capital limited partnerships and private companies and in marketable securities. In 1997, the Company formed Bountiful Investment Group ("BIG") to manage its real estate and hotel investments, and embarked on a strategy of acquiring larger stakes in hotel projects. See Part I, Item 1, "Business - Hotels and Commercial Real Estate." During 1998, the Company acquired Best Western McCarran House in Sparks, Nevada and the Four Points by Sheraton Inn in St. George, Utah and increased its 25% interest in the Airport Ramada Suites in Salt Lake City, Utah to a 100% interest. The financial results of each of these properties is consolidated in the Company's financial statements from the date the majority ownership was acquired. In May 1999, the Company sold its majority interest in the Fairfield Inn in Provo Utah for $800,000. The Company received $600,000 of the purchase price in the form of cash, debt assumption, and the payment of management fees. The remainder of the purchase price was paid in the form of a parcel of undeveloped land appraised at $200,000 which is located in Timp View Quail Valley Drive, Provo, Utah. During December 1999, the Company sold its majority hotel interests in the Bestwestern Macarren House, the Four Points by Sheraton, St. George, and the Airport Ramada Suites. The Company sold the three hotels for a total sales price of $12,700,000, $9,890,000 of which represented debt assumption by the buyer of the hotels. Due to the sale of these hotels, the Company ended its active involvement in the hospitality industry and as a result no longer maintains separate Hotel Segment Accounting. The Company accounts for its remaining passive minority hotel interest under Other Investments which also includes certain real estate investments and non-marketable securities. Additionally, as a result of the sale of hotels in December f 1999, the Company received a note receivable in the approximate amount of $2.0 million. As of December 31, 2001, the Company determined that this note was un-collectible due to the financial condition of the obligee, and decided to take a one time write-off of that note receivable on the Company's consolidated balance sheet in the approximate amount of $2.0 million.

In 2000-2001, the Company experienced continuing declining revenues, substantial general and administrative expenses, increased costs and expenses associated with earthquake damage, and continuing obligations to fund investments, recently acquired subsidiaries, and other projects outside its traditional business. These factors have reduced profits in recent periods. During 2001, the Company experienced a continuing decrease in revenues due to lower than anticipated sales in its seminar and product segments associated with a general economic downturn in the U.S. economy that has caused consumer spending to falter in recent periods; the reduced attendance at the Company's seminars after the attacks of September 11th (due in part to a current reluctance by the public to travel by air); the Company's decision to reduce the overall number of seminars held during the month of August; the interruption in seminar operations caused by earthquake and resulting water damage occurring on February 28, 2001, and the continued substantial losses in the Company's brokerage accounts. The Company cannot predict what effect world economic conditions or stock market volatility will have on the interest of investors in the seminars and other products and services of SMILe or its other subsidiaries, or on their revenue or profits. Based upon the preceding factors, there can be no assurance that the Company will be profitable in the future.

While the Company does not expect any material impact to its financial statements for the 2002 fiscal year relating to the discontinuation of Origin and WCFEC, the Company has continued to pay certain accounts payable with respect to Origin, although it does not expect that these payables will be material.

The Company has experienced a continuing level of negative press coverage relating to investigations and litigation surrounding its business practices (For a more complete description of these legal actions see the "Legal Proceedings" section of this Report and the Company's previously filed annual and periodic reports). While the Company defends its business practices, it believes that the media's one-sided coverage of these legal actions has negatively impacted its public image which in turn has lead to lower demand for the Company's services and products.

The following tables set forth the net sales, cost of sales and operating income of the continuing operations of each of the business segments for the years ended December 31, 2001, 2000, and 1999:

    (in thousands)                      2001            2000            1999
                                        ----            ----            ----
    Net Revenue

    Seminars                          $27,746         $47,827         $59,242
    Product Sales                       3,763           6,961          12,206
    Hotels                                  -               -           3,778
    Pager/Information Alert Service     1,082           1,435           5,395
    Travel Service                      1,217           1,883           5,730
    Other                               1,512           1,869           3,551
    Less: inter-company sales          (1,584)         (2,449)         (9,688)

    Totals                            $33,736         $57,526         $80,214

    Costs of Revenue

    Seminars                          $13,141         $21,426         $28,544
    Product Sales                       1,845           3,410           3,810
    Hotels                                  -               -           4,141
    Pager/Informational Alert Service     188             329             578
    Travel Service                          -              12              49
    Other                               1,307           1,632             225
    Totals                            $16,481         $26,809         $37,347

    Operating (loss) Income

    Seminars                          $(3,484)        $(2,153)        $(4,479)
    Product Sales                        (772)           (898)            358
    Hotels                                  -               -            (363)
    Pager/Informational Alert Service     512             745             847
    Travel Service                       (162)           (506)           (716)
    Other                                 (86)             14             359
    Less: inter-company profit           (991)           (103)         (1,148)

    Totals                            $(4,983)        $(2,901)        $(5,142)


Results of Operations

Year ended December 31, 2001 compared with year ended December 31, 2000

Revenue. Revenue from continuing operations decreased by $23.8 million from $57.5 million in 2000 to $33.7 million in 2001. The decrease in over-all revenue is primarily attributable to decreased revenues from all of the Company's operating segments. The Company is evaluating whether its business may be seasonal with demand for the Company's products and services slowing during the summer months, as well as at the year end. The Company believes the lower overall segment revenue was primarily the result of lower sales due to a general economic downturn in the U.S. economy that has caused consumer spending to falter in recent periods; reduced attendance at the Company's seminars following the September 11th terrorist attacks causing a reluctance by the public to travel; the Company's decision to reduce the overall number of seminars held during the month of August; interruption in seminar operations caused by earthquake and resulting water damage occurring on February 28, 2001; the recent downward trend in the stock and option markets; and the continuing effects of negative press coverage.

The U.S. economy has suffered a general economic down-turn in recent fiscal years. As a result of the economic downturn, the pace of consumer spending has likewise faltered in most sectors of the economy. In short, the Company believes that the recent economic downturn has resulted in fewer customers making fewer expenditures on the Company's products and services. The Company is attempting to counter-balance the effects of the current economic downturn by offering rebates and discounts in order to attract greater customer interest. While the Company is taking steps to counter-balance the effect of this economic downturn, the Company cannot guarantee that these steps will be successful.

The September 11, 2001 terrorist attack (the "Attack") on the World Trade Center in New York and the Pentagon in Virginia has had an adverse impact on the Company's operations and ability to supply seminar services to its clientele.
Initially after the Attack, the Company was forced to cancel some of its previously scheduled seminars during the month of September, and to reschedule others. Cancellation and rescheduling resulted in the loss and/or deferment of significant revenue. Also as a result of the Attack, some U.S. residents seem to be choosing to travel less frequently, and if they must travel, to take alternative means to air transport. A significant portion of customers who attend the Company's events travel by airplane. The Company's revenues in future periods could be adversely effected, if a large percentage of the Company's potential customers choose not to travel to Company events or use the Company's travel services. The Company's management is considering a modification to its Business Plan in order to limit its overall dependence on customers who travel by air. Such modification may include tailoring marketing efforts to attract a larger percentage of event attendees from the locations where events are held.* While the Company intends on taking steps to reduce the potential negative effects of the Attack on operations, the Company cannot guarantee that these steps will be successful.*

During the third quarter, the Company made the one-time decision to reduce the total number of seminars and events held during the month of August of 2001. Accordingly the Company reduced its schedule of seminars by roughly one-half the number of regularly scheduled events. This reduction in seminars directly resulted in fewer sales of the Company's products and services being made during the month of August. The Company reduced the total number of seminars in the month of August in order to reduce overall costs during that same period. Typically, there are fewer seminar attendees per event in the month of August, than there are during other comparable months, resulting in a lower profit margin. The Company believes that lower attendance in the month of August may be due to the fact that many consumers plan vacations during August and are not able to attend Company events, and because August is generally a period of low activity in the stock and options markets. The Company does not currently intend to reduce the number of its August 2002 seminars.

As a result of earthquake and flooding damage, the Company was forced to significantly limit operations throughout March, April, May, June, and July 2001, including continuing to reduce the size of the Company's overall sales, marketing, professional, and administrative forces. Furthermore, continuing into the second and third quarters, the Company's ability to effectively advertise, hold seminars, maintain current vendor relations, and provide former levels of customer service was greatly reduced. Together these negative effects severely limited the Company's ability to maintain and generate new sales of its products and services and ultimately resulted in fewer sales of Company products and services being made. At the same time, these negative affects have caused the Company increased costs and expenses. While the Company took immediate steps to repair its corporate headquarters, these repairs are still being completed, and consequently the Company expects recent earthquake and resulting water damage interruption to affect future periods. The Company continues to devote significant human and financial resources to the repair and restoration of its corporate headquarters. The Company anticipates that aggregate building repair costs will be approximately $1.4 to $1.6 million.

The stock and option markets have experienced significant volatility in recent periods as well as a general decline in value during 2001. The Company believes that this volatility and general decline caused individual investors to limit or avoid participating in investing activities during 2001. In turn, the Company believes that this decline in interest in the stock and options markets has led to a similar decline in the public's interest in the Company's products and services as these products and services are geared toward educating individual traders about strategies for trading in the capital markets.

Revenue from seminars decreased by $20.1 million from $47.8 million in 2000 to $27.7 million in 2001. The decrease in seminar revenue was primarily due to general economic downturn in the U.S. economy that has caused consumer spending to falter in recent periods; the reduced attendance at the Company's seminars after the attacks of September 11th; the Company's decision to reduce the overall number of seminars held during the month of August; to some extent the continuing interruption in seminar operations caused by earthquake and resulting water damage occurring on February 28, 2001; the recent downward trend in the stock and option markets; and the continuing effects of negative press coverage as described above.

Revenues from Product sales decreased by $3.2 million from 7.0 million in 2000 to $3.8 million in 2001 due primarily due to those same factors affecting the Seminar segment stated above.

Revenues  from  the  Pager/Informational  Alert  Service  segment  decreased  by
$300,000 from $1.4 million in 2000 to $1.1 million in 2001. The decrease in Pager revenue resulted from reduced demand for Pager products and services, and fewer renewals of existing pager services. The Company believes this decrease was primarily the result of lower overall sales due to a general economic downturn in the U.S. economy that has caused consumer spending to falter in recent periods, earthquake interruption; the continuing effects of negative press coverage; the recent downward trend in the stock and option markets; cancellation of seminars due to the September 11th terrorist attacks and the Company's decision to reduce the overall number of seminars held during the month of August (Pager/Informational Alert Services are primarily marketed at Company seminars and/or in related marketing materials). Additionally, the Company believes that recent advancements in two-paging technology and in the tele-communications industry have lead to intense competitive pressures within this segment's market niche, and ultimately has resulted in decline in interest in the Company's original one-way pager services. In response to such competition, the Company reformatted this segment's pager services in the form of an interactive Informational/Alert Service. In future periods, this segment's revenues shall be derived from the newly re-formatted Information Alert Service called IQ Daily (see "Information Quest, Inc. Item 1. Business" for a more complete description of Daily IQ).

Revenue from travel related services decreased by $700,000 from $1.9 million in 2000 to $1.2 million in 2001. The decrease in revenue from the travel segment was the principal result of an approximate 3% industry wide reduction in travel related commissions, fewer travel bookings by the Company, and the factors discussed under revenues generally above. The Company believes that continuing negative effects of September 11th on the travel industry has significantly impacted segment revenues during the fourth quarter of 2001.

Other revenues (consisting principally of real estate ventures, and the Company's in-house advertising agency) decreased by $400,000 from $1.9 million in 2000 to $1.5 million in 2001. The decrease in Other revenues was primarily due to an over-all reduction in the amount of advertising placed through the Company's in-house advertising agency which resulted in a reduction in the receipt of related advertising commissions. Reduced reliance on the Company's in-house advertising agency is primarily attributable to the Company's reduction in over-all advertising expense during 2001 and the Company's greater reliance on third party vendors to place its marketing materials which were due to the down-line effects of the February 28, 2001 earthquake.

Costs of Revenue. Costs of revenue decreased by $10.3 million from $26.8 million in 2000 to $16.5 million in 2001. This decrease in cost of revenue is primarily due to decreased costs in all of the Company's operating segments. This decrease was primarily due to lower over-all sales in the all of the Company's operating segments, and to some extent management's continued implementation of cost controls and more efficient use of existing Company resources.

Cost of conducting seminars (which consist largely of royalties, speaker fees, cost of meeting rooms and travel) decreased by $8.3 from $21.4 million in 2000 to $13.1 million in 2001. This decrease was primarily due to lower sales in the Seminar segment, and to some extent management's continued implementation of cost controls and more efficient use of existing Company resources.

Royalty expenses to Mr. Cook related to continuing operations were $600,000 in 2001 as compared to $1.8 million in 2000. The decrease of $1.2 million is attributable to lower sales in the Seminar and Product Sales segments.

Cost of Product sales (which consist largely of printing costs and costs of books, CDs and cassettes) decreased by $1.6 million from $3.4 million in 2000 to $1.8 million in 2001, primarily attributable to reduced volume of product sales, and to some extent management's continued implementation of cost controls and more efficient use of existing Company resources.

Cost of sales in the Pager/Informational Alert Services segment decreased by $100,000 from $300,000 in 2000 to $200,000 in 2001. The decrease in Pager costs is primarily attributable to a reduced volume of pager sales, recycling of existing Pager inventory, and greater reliance on in-house resources for the repair and maintenance of Pager equipment. Travel service costs were not material during 2001 and did not show a significant change from prior comparable periods.

Cost of sales in the Other Segment decreased by $300,000 from $1.6 million in 2001 to $1.3 million in 2001. This decrease is primarily attributable to a reduction in the placement of advertising with the Company's in-house advertising agency as discussed in Other Revenues above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $11.4 million from $33.6 million in 2000 to $22.2 million in 2001, principally due to reductions in employee salaries and commissions, independent contractor commissions, utility costs, employee benefits, professional services, office supply costs, meal and entertainment expense, penalties and interest expense, sales tax expense, purchases, subcontractor and equipment costs, and payroll and benefits expense during the first and second quarters, and a reduction in employee overhead, advertising expenses during the third quarter of 2001, and a write down of approximately $800,000 of goodwill with respect to the Company's Travel Segment.

Operating Income. Operating income changed by $2.1 million from $(2.9) million in 2000 to $(5.0) in 2001. The change in operating income is the principal result of reduction of revenues from lower overall sales in all of the Company's operatings segments and without a corresponding decline in the amount of cash consumed in the operation of the Seminar, Product Sales, and Travel segments.

Operating income from seminars changed by $1.3 million from $(2.2) million in 2000 to $(3.5) million in 2001. The change in the Seminar segment's operating income was primarily due a $1.2 million dollar adjustment to revenues required by new SEC accounting regulations relating to accounting for items offered as free. This $1.2 million adjustment reflects the conversion of WIN subscription fees previously recorded as income into a deferred liability on the Company's consolidated balance sheet. Deferred liabilities relating to WIN are recognized as income on a monthly basis as WIN subscription fees are earned. This adjustment has been made for the year ended December 31, 2001 only, and not in other prior comparable periods. The change in Seminar operating income is also in part attributable to declining sales in the Seminars segment, without proportional corresponding decreases in the related Selling, General, and Administrative expenses and Cost of Sales.

Operating income in the Product sales segment changed by $100,000 from $(900,000) in 2000 to $(800,000) in 2001 due primarily to reduced costs for printing services, and the elimination of prior satisfied accounts payable from the ledger of the Company's publishing subsidiaries during the first and second quarters of 2001, and reductions in the cost of sales.

Operating Income from the Pager segment decreased by $200,000 from $700,000 in 2000 to $500,000 in 2001. This change was primarily attributable to the reduction in revenues generated by the Pager segment during 2001.

Operating income provided by Travel segment changed by $300,000 from $500,000 in 2000 to $200,000 in 2001. This change is primarily attributable to reductions in the Selling, General and Administrative Expenses associated with the Travel segment related to an over-all decline in Travel Revenues. Operating income from the Other segment changed by $100,000 from $14,000 in 2000 to $(100,000) 2001.
This change in the Other segment operating income was primarily the result of the significant cost and expenses associated with the development of residential luxury homes by the Company in Western Washington (see "Commercial Real Estate under Item 1. Business" for a more complete description of the Company's luxury home building projects).

Other Income and Expense. Other income and expense consists principally of royalty income, securities trading, settlements, interest income and expense, and gain or losses on private Company investments. Other income changed by $3.1 million from $(1.3) million in 2000 compared to $(4.4) million in 2001. The principal reasons for the change and the over-all loss in Other Income was interest expense of $(800,000), a $(3.4) million loss on non-marketable investments, a $(1.3) million unrealized and realized loss on the Company's marketable securities, and a $1.0 accrual for anticipated future consumer payments under the Company's Consumer Redress Program. The loss on non-marketable investments principally reflects the write-off of a $2.0 million note receivable held by the Company following the sale of its hotel properties in December of 1999, a one-time write-off of $800,000 in the Company's investments in private companies (E-automate and Surfbuzz), and a one time write-down of a Company owned oil well in the amount of $400,000.

Income Taxes. The Company's financial statements have a provision for income taxes of $(1.3) million and $(2.3) million for the years ended 2000 and 2001, respectively, reflecting a loss for the Company during 2000 and 2001. The Company's effective tax rates have historically differed from the federal statutory rate primarily because of certain deferred revenues, unrealized gains and losses on trading securities, accelerated depreciation and state taxes. As a result of the foregoing, net income from operations was a loss of ($3.1) million, or ($0.04) per share in 2000, compared with loss $(7.7) million, or $(0.12) per share in 2001.


Year ended December 31, 2000 compared with year ended December 31, 1999

Revenue. Revenue decreased by $22.7 million from $80.2 million in 1999 to $57.5 million in 2000. The decrease in over-all revenue is attributable to declines in revenue generated by the Company's Seminar, Product Sales, Pager Service, Travel Service, and Other segments, and the discontinuance of the Company's Hotel segment which represented $3.8 million in revenues during 1999. The Company is evaluating whether its business may be seasonal with demand for the Company's products and services slowing during the summer months, as well as at the year end. Additionally, the Company believes that recent turbulence and downtrend in the equities markets, the effects of inflationary fears, and the third quarter slow down in the growth of the U. S. economy may have had a negative impact on the Company's sales during the year ended December 31, 2000, particularly in the Company's Seminars and Product Sales segments.

Revenue from seminars decreased by $11.4 million from $59.2 million in 1999 to $47.8 million in 2000. The decrease in seminar revenue was due to a number of factors including over-all declines in attendance, a change in business plan resulting in the Company holding fewer seminars than held in 1999, negative press coverage, and to some extent saturation of the Company's services in certain markets. The Company's change of business plan resulted in the Company holding only approximately 1,100 seminars in 2000 as compared to 2,700 such seminars held in 1999 (see Item 1. Business, Financial Education Seminar Businesses). By holding fewer seminars and servicing fewer locations, the Company experienced lower over-all seminar attendance as compared to 1999. Lower over-all seminar attendance resulted in a decline in the generation of over-all revenues. Furthermore, because the Company's seminars serve as a significant marketing tool for the Company's Product Sales, Travel and Pager Segments, these segments experienced similar declines. Seminars that the Company now holds are targeted at only those urban centers with large populations. It is anticipated that by holding fewer seminars in cities with larger populations, the Company will be able to cut the overall costs of its seminars and the related advertising, and hence improve profitability.* However, no assurances can be made that the Company's efforts will be successful or increase profitability. The Company has experienced a continuing level of negative press coverage relating to investigations and litigation surrounding its business practices (For a more complete description of these legal actions see the Legal Proceedings section of the Company's previously filed annual and periodic reports). While the Company defends its business practices, it believes that the media's one-sided coverage of these legal actions has negatively impacted its public image which in turn has lead to lower demand for the Company's services and products.

Revenues from Product sales decreased by $5.2 million from $12.2 million in 1999 to $7.0 million in 2000 due primarily to reduced demand for existing titles and products promoted by the Company's subsidiaries, negative press coverage, and change of business plan in the Seminar segment where the Company's products are marketed and sold. The Company discontinued the operation of its Hotel segment as of December 31, 1999 and as a result did not realize revenue in that Segment during the third quarter of 2000.

Revenues from the Pager segment decreased by $4 million from $5.4 million in 1999 to $1.4 million in 2000. The decrease in revenue from pagers was the primary result of reduced demand for one-way paging technology, reduced renewal rates, and restructuring of the Seminar segment where the Pager products are marketed and sold. The Company also believes that recent advancements in two-paging technology and in the tele-communications industry have lead to intense competitive pressures within the Pager segment's market niche, and ultimately has resulted in a decline in interest in the Pager Segments products and services.

Travel related services decreased by $3.8 from $5.7 million in 1999 to $1.9 million in 2000. The decrease in revenue from the travel segment was the principal result of reduced travel bookings by the Company and a decline in the sale of travel agent training kits. The reduced travel bookings is primarily the result of the Company's change of business plan discussed above under Seminar revenues. Other revenues (consisting principally of real estate ventures, and the Company's in-house advertising agency) decreased by $3.7 million from $5.5 million in 1999 to $1.8 in 2000. The decrease in Other revenues was due to decreases in commission from the Company's in-house advertising agency.

Costs of Revenue. Costs of revenue decreased by $10.5 million from $37.3 million in 1999 to $26.8 million in 2000. This decrease in cost of revenue is primarily due to more efficient use of existing Company resources, management's continued implementation of cost controls, change of business plan in the Company's Seminar segment, the discontinuance of unprofitable ventures and segments, the more efficient use of existing Company resources, and a lower volume of sales in the Company's operating segments. Management's efforts to reduce cost during 2000 were partially offset by increased costs in the Company's publishing subsidiaries.

Cost of conducting seminars, which consists largely of royalties, speaker fees, cost of meeting rooms and travel decreased by $7.1 from $28.5 million in 1999 to $21.4 million in 2000, due primarily to a reduction in seminar sales, more efficient use of existing Company resources, and management's implementation of cost controls. Royalty expenses to Mr. Cook related to continuing operations were $3 million in 1999 as compared to $1.8 million in 2000. The decrease of $1.2 million is attributable to lower sales in the Seminar and Product Sales segments.

Cost of Product sales decreased by $400,000 million from $3.8 million in 1999 to $3.4 million in 2000, primarily attributable to reduced product sales, more efficient use of existing Company resources, and management's implementation of cost controls. Cost of sales in the pager segment decreased by $300,000 from $600,000 in 1999 to $300,000 in 2000. The decrease in Pager costs is primarily attributable to a reduction in Pager sales, more efficient use of existing Company resources, and management's implementation of cost controls. The Company discontinued the operation of its Hotel segment as of December 31, 1999 and as a result did not experience any related costs in that Segment during the third quarter of 2000. Travel service costs decreased by $37,000 from $49,000 in 1999, to $12,000 in 2000, attributable to a reduction in the sale of travel agent training kits and travel bookings. Cost of sales in the Other segment increased by $1.4 from $200,000 in 1999 to $1.6 million in 2000. The increase in the cost of sales is primarily attributable to increase use of the in-house advertising agency to meet the Company's marketing needs, and the costs and expenses associated with the Company's real estate development efforts in Western Washington.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $14.4 million from $48.0 million in 1999 to $33.6 million in 2000, principally due to decreases in over-all advertising expense, printing costs, professional expenses, office supply costs, accounting expenses, meals and entertainment expenses, penalties and interest expenses, repair and maintenance expense, subcontractor and equipment costs, and payroll and benefits expenses.

Operating Income. Operating income improved by $2.2 million from $(5.1) million in 1999 to $(2.9) million in 2000. The improvement in operating income is the principal result of a decrease in the amount of cash being consumed in the operation of the Seminar and Other segments, various offsets to legal expenses contained in Selling, General, and Administrative Expenses, the contribution of Operating Income from the Pager Segment, combined with the elimination of the Hotel segment and the closing of certain retail locations at the end of 1999.

Operating income from seminars improved by $2.3 million from $(4.5) million in 1999 to $(2.2) million in 2000. The decrease in seminar operating income was primarily due to reductions in revenues, and in part to more efficient use of existing resources, management's continued implementation of cost controls, budgeting, and offsets as explained above. Operating income in the Product sales segment increased by $400,000 from $400,000 in 1999 to $(800,000) million in 2000 due primarily to increased costs involved with the development of new product, and greater than anticipated costs in the Company's publishing subsidiaries. The Company discontinued the operation of its Hotel segment as of December 31, 1999 and therefore did not generate operating income in that Segment during 2000.

Operating Income from the Pager segment decreased by $100,000 from $800,000 in 1999 to $700,000 in 2000. The decrease in operating income from pagers was the result of lower revenues in that segment combined with some development costs.

Operating income provided by Travel related services improved by $200,000 from $(700,000) in 1999 to $(500,000) in 2000. The improvement in revenue from the Travel segment was the principal result of lower over-all sales, more efficient use of existing resources, management's continued implementation of cost control, and budgeting. Operating income from the Other Segment changed by $400,000 million from $400,000 in 1999 to $(14,000) in 2000. The reason for this change in the Other segment income was primarily the result of residential development efforts during 2000.

Other Income and Expense. Other income and expense consists principally of royalty income, securities trading, settlements, interest income and expense and losses on private Company investments. In 1999, other income changed by $1.9 million from $600,000 in 1999 compared to $(1.3) million in 2000. The principal reasons for the increase were realized and unrealized losses on the Company's marketable equity securities, and losses on the disposition of fixed assets, and provision for customer education payments and the redress program. Increases in Other Income and Expense were partially offset by a realized and unrealized loss of $(2.0) million on trading of securities compared with a gain of $3.7 million in 1999. The Company attributes losses on trading securities to a continuing down-trend in the equities market.

Income Taxes. The Company's financial statements reflect a provision for income taxes of $(2.9) million and $(1.9) million for the years ended 1999 and 2000, respectively, reflecting a loss for the Company during 2000. The Company's effective tax rates have historically differed from the federal statutory rate primarily because of certain deferred revenues, unrealized gains and losses on trading securities, accelerated depreciation and state taxes. As a result of the foregoing, net income from operations was a loss of ($3.7) million, or ($0.06) per share in 1999, compared with a loss of $(3.1) million, or $(0.04) per share in 2000.

Liquidity and Capital Resources

At December 31, 2001, the Company had current assets of $9.2 million and current liabilities of $9.8 million, resulting in a working capital deficit of $600,000. The working capital deficit at December 31, 2000 was $1.3 million. The principal reason for the improvement to the capital deficit is the accrual for a receivable on a course of construction loan (see below), accrual of a significant income tax refund receivable, and an overall reduction in accounts payable and deferred revenue. Current liabilities were $9.8 million in 2001 and did not show a significant change from 2000. The decreases in over-all current liabilities through payment of accounts payable were offset by an increased portion of current maturities on long-term debt and accrued expenses resulting from recent financing activities (see below). The Company's current assets increased by $700,000 from $8.5 million in 2000 to $9.2 million in 2001. The Company's current assets increased primarily due to an accrual for a receivable on a course of construction loan (see below) and accrual of a significant income tax refund receivable. Current liabilities at December 31, 2000, include $1.3 million in deferred revenue, which results principally from payments received from persons who have signed up and paid in advance for future pager services, subscriptions to the WIN online service or to attend seminars not yet held. Deferred revenues at December 31, 2000 were $2.1 million.

At December 31, 2001, the Company had payables to related parties of $300,000, which represent principally royalties owed to Mr. Cook.

The market value of the Company's marketable securities was $200,000 at December 31, 2001 and did not show a significant change from the prior comparable period in 2000. Inventory decreased from $1.9 million at December 31, 2000 to $1.5 million at December 31, 2001 due principally to increased reliance on existing inventory stocks and the write-off of obsolete inventory. Company inventory includes tapes, cassettes, manuals and books published by the Company, various related marketing materials, supplies and other assorted items.

The Company's principal source of cash in the past has been from the operation of its investment seminars and sales of tapes, books and other materials focused on business strategies and financial and personal wealth management. The Company does not have an established bank line of credit. The results of cash flow used from operating activities was $(3.0) million in 2000 compared with $(1.5) during 2001. The Company primarily attributes this change to significant non-cash expenses including depreciation and amortization; losses on trading securities; an impairment of long-lived assets (a one time write-down or impairment of goodwill with respect to Ideal Travel Concepts, Inc., a wholly owned subsidiary of the Company); losses on the discontinued operation of Origin Book Sales, Inc. and Wade Cook Financial Education Centers, Inc., (wholly owned subsidiaries) of the Company; lower deferred revenue, decreased inventory, and write-offs and write-downs of various non-marketable investments and obsolete inventory (see "Consolidated Cash Flow Statements" contained in the financials attached to this Report for a more complete description of these items).

Cash provided by the Company in investing activities was $600,000 in 2000, compared with cash used by the Company in the amount of $(2.4) million in 2001. The cash used by investing activities during 2001 principally reflects capital expenditures on intangibles and properties, purchases of investments and trading securities, and losses on discontinued operations which were partially offset by employee and officer notes receivable as well a insurance proceeds related to earthquake damage.

Cash provided by financing activities was $3.5 million in 2001 compared to $1.5 million in 2000. The increase in cash provided by financing activities is primarily attributable to increase long-term borrowing. Borrowing reflects loans to the Company to pay for current repair and restoration expenses related to the February 28, 2001 earthquake and resulting water damage, and to meet other current operating expenses. The Company secured a loan in the amount of $700,000 on May 30, 2001 in an effort to continue repair and restoration efforts with respect to the

Company's corporate headquarters damaged by earthquake and flooding. This financing was secured because the Company's commercial property insurer, Caliber One Indemnity Company, failed to disperse adequate proceeds to facilitate the necessary repairs during the second quarter. The loan is payable in one balloon payment due December 1, 2002. Interest is due and payable monthly commencing July 1, 2001 at a rate of 6% per annum above the then applicable monthly prime lending rate established by Bank of America for commercial loans in the Seattle area. This $700,000 loan is secured by employee loans held by the Company, and as several of these loans have been paid off the Company has not only made interest payment but has also reduced the outstanding principal on the loan. As of December 31, 2001, the principal balance on this loan was $300,520.

On July 26, 2001, the Company obtained a course of construction loan with respect to a residential home construction on Lot 9 in Carnation, Washington (for a complete description of Lot 9 see "Item 1. Business - Commercial Real Estate."). Approved by the Seattle Funding Group, this loan acts as a line of credit providing funds as needed for the Construction of Lot 9. The loan classified as long-term debt on the Company's balance sheet provides the Company with funds of up to $1,239,000 for costs and expenses related to development of Lot 9. Pursuant to the loan documents, the Company is only obligated to make interest payments until August 1, 2002. Interest is calculated only upon loan proceeds actually disbursed to the Company and accrues at a rate of 13.99% per annum. Beginning September 1, 2002, the Company shall begin making monthly principal and interest payments of $14,670.75. On August 1, 2007, any amounts still owing under this loan shall be due and payable in full. As of December 31, 2001, the Company had received $435,269 in actual loan proceeds which were applied to the construction on Lot 9.

On August 10, 2001, the Company secured a second loan in the amount of $1.9 million in an effort to continue earthquake repair and restoration efforts commenced in the first and second quarters of 2001, and to supply liquidity while the Company awaited reimbursement by Caliber One Indemnity Company for lost business income and extra expenses resulting from the interruption to operations caused by the February 28, 2001 earthquake. This additional financing was sought due to Caliber One Indemnity Company's continued delay in disbursing insurance proceeds. The loan, classified as long-term debt on the Company's consolidated balance sheet, is payable in full on August 1, 2004. This $1.9 million dollar loan is secured by the Company's headquarters. As of December 31, 2001, the Company has made interest only payments on this loan. Interest is due and payable monthly commencing September 1, 2001 at a rate of 6% per annum above the then applicable monthly prime lending rate established by Bank of America for commercial loans in the Seattle area, or 15% whichever is greater.

On October 1, 2001, the Company secured a third loan in the amount of $600,000 in an effort to provide operational liquidity for the Company, and continue payment with respect to the costs associated with the repair and restoration of the Company's headquarters following the February 28, 2001 earthquake. This third loan was sought due to the effects of Caliber One Indemnity Company's continuing delay in the processing and disbursement of insurance proceeds. The loan is payable in one balloon payment due October 1, 2002. Interest is due and payable monthly commencing October 1, 2001 at a rate of 9.5 % per annum until March 1, 2002. On March 2, 2002, the interest is increased to 13.99% per annum. The note is secured by Lot 31 as described in "Item 1. Business - Commercial Real Estate." As of December 31, 2001, the Company had made no principal payments with respect to this loan. The Company expects to pay off this obligation upon the sale of Lot 31.

In November of 2001, the Company received a federal refund on taxes paid by the Company for previous years. The refund is the result of losses sustained by the Company in the year 2000. The amount of the refund was approximately $1.8 million. The refund was used to pay necessary operational and restoration expenses.

Cash generated by financing activities during 2000 primarily reflects the conversion of approximately $1.8 million in payables owed to entities controlled by Mr. Cook into long-term debt, and the refinancing of several employee loans.

In addition to cash received from its own operations, the Company is entitled to receive payments under a temporary licensing arrangement with the Anderson Law Group (See Item 1. Business, "Sale of Entity Planners, Inc.") Under the temporary licensing arrangement, the Company receives payments in the form of marketing fees equal to 35% of ALG's gross proceeds. During the year 2001, the Company received a total of $1.1 million though its arrangement with ALG, compared to $1.6 million during 2000. The Company continues to conduct business in association with ALG under the terms of the temporary licensing arrangement.

The Company's other investments (formerly captioned non-marketable investments) include the following:

                                                        Other Investment
            Description of Other Investment             (in thousands)

                                                         2001            2000

   Oil and gas properties                               $  281          $  691
   Hotel and motel investments                          $  220          $  601
   Investments in undeveloped land                      $2,952          $2,123
   Private Companies- various industries                $1,100          $1,890
                                                        -------         -------
   Total other investments                              $4,553          $5,305
                                                        -------         -------

Non-marketable investments decreased by $800,000 from $5.3 million in 2000 to $4.5 in 2001. The decrease is primarily attributable impairments to the Company's long-lived assets. These impairments consist of the one-time write-down of under performing oil and gas properties in the approximate amount of $400,000, the one-time write-off and sale of select minority hotel interests and land during 2001 in the approximate amount of $500,000, and the one-time write-off of investments in three privately companies (Surfbuzz, and E-automate) in the approximate amount of $800,000. The Company's investments in undeveloped land increased by $900,000 from $2.1 million in 2000 to $3.0 million in 2001 which partially offset set some of the losses due to write-offs of other Company non-marketable investments. The increase in investments in undeveloped land is primarily the result of development of residential luxury homes on property owned by the Company (see "Item 1 Commercial Property" for a more complete description of the Company's residential luxury home projects).

The Company continues to use cash to fund its interests in other businesses. Use of cash for these purposes has significantly exceeded cash generated by operations.

Property and equipment decreased from $9.4 million at December 31, 2000 to $7.4 million at December 31, 2001, reflecting principally the sale of a Company owned office building in Tacoma Washington and depreciation (see "Item 2 Properties - Sale of Property" for a more complete description of this transaction). The decrease also reflects a one-time write-off of intangible software implementation services in the approximate amount of $100,000 for services that were never received by the Company pursuant to the settlement of a prior legal dispute regarding the implementation of SAP software.

The Company has a number of cash commitments and requirements in future periods, including $3.6 million in accounts payable and $2.6 million in current maturities of long-term debt at December 31, 2001. Long-term maturities principally consist of a first mortgage held on the Company's corporate headquarters and various promissory notes (see Note G to this Report for a more complete description of the Company's long-term debt). The Company's accounts payable decreased by $1.4 from $5.0 million in 2000 to $3.6 million in 2001. In addition, pursuant to the Company's Consumer Redress Program (described in more detail below), the Company has paid approximately $200,000 and expects to pay out approximately $1.0 million in 2002.

The Company regularly evaluates other acquisition and investment opportunities, and additional cash resources may be devoted to pursuing such opportunities. In February 2002, the Company, through its wholly owned subsidiary SMILe, entered into a Stock Purchase Agreement to purchase the common stock of Ardayme, Inc. for $25,000 Aradyme, Inc. is a privately held corporation that has been involved in the development of alternative new user friendly data-base applications. This purchase is accounted for using the Cost Method of accounting (see "Item 1 Business Investments" for a more complete description of this transaction).

The Company's practice of using available cash to fund subsidiaries and new non-marketable investments, its working capital deficit, the Company's significant long and short term obligations, recent earthquake damage, costs associated with the Company's consumer redress program, the September 11 terrorist attack, the fact that the Company's segment are not generating cash as in the past, and the significant losses in the Company's Other Income have resulted in substantial constraints on liquidity. Consequently, the Company has been unable to pay many of the Company's accounts payable, refunds, benefits, vendors, and other similar obligations in a timely manner, and has also caused the Company to actively seek out additional financing through the re-capitalization of Company assets. If the Company is required to generate cash for working capital purposes from its properties and Other investments, it may not be able to liquidate these assets in a timely manner, or in a manner that allows the Company to realize the full value of the assets. Moreover, much of the Company's owned real property has been collateralized on loans, as discussed above. Failure to generate adequate cash resources for working capital could require the Company to cut back operations, delay or cancel expansion and development projects, dispose of properties, businesses or investments on unfavorable terms or cause the Company to be unable to meet obligations.*

Management is aware of the significant reduction in the Company's revenues, continued working capital deficit, and the lack of profit from operations for the year ended 2001. Management recognizes that to the outside investor these factors raise questions about the Company's ability to continue as a going concern. In response to such questions, during 1999 management initiated a number of steps to reduce costs, improve profitability and improve the Company's overall financial condition. The steps taken and those steps continued throughout 2002, and are listed below. The Company believes that these efforts have had an over-all beneficial effect in the reduction in Company costs, and operations. However, the Company does not and cannot guarantee that these steps will be successful in the future. Furthermore, the Company believes that the earthquake that damaged the Company's headquarters and limited operations during 2001, and the September 11, 2001 terrorist attack has and continues to severely offset many of the expected benefits of the steps initiated by management in the past several years. Steps put into place during the fourth quarter of 1999 and continued though 2002 include:

     (1) Strengthening the Company's core business of conducting educational stock market seminars including:

          (A) Discontinuance of unprofitable ventures. In the beginning of 2001, the Company began to wind-down the operations of Quantum Marketing, Inc., and Wade Cook Financial Education Centers, Inc. At the end of 2001, the Company made the decision to wind-down Origin Booksales, Inc. in favor of out-sourcing the Company's book distribution needs.

          (B) Streamlining operations by holding fewer seminars. The Company initiated a plan to reduce the total number of seminars held and now primarily holds seminars in fewer than 30 U.S. cities during 1999. This change was initiated to allow for a more efficient allocation of Company resources and a reduction in the costs related to travel, speakers, meeting room space, and an improvement in gross profit per attendee. The Company has continued to implement this new business plan through 2002. The Company believes this change to the Company's business plan has helped to reduce the Company's over-all costs.

          (C) Beginning in the year 2000 and continuing into 2002, the Company has intensified efforts to develop and sponsor new products, books, and seminars for market release in 2001 in order to increase over-all revenues and profitability. Such new released include Darlene and Miles Nelson's Stock Split Secrets, and Doug Sutton's Beginning Investors' Bible. The Company is marketing a number of these newly developed items for retail sale, and has developed additional products and services for introduction in the year 2002, including Two Bad Years and Up We Go a book newly authored by Mr. Cook.

     (2)  Reduction of costs and improvement in profitability, including:

          (A) During 2000 and beginning in 2001, the Company began to more closely tailor marketing and advertising efforts in order to maximize advertising cost effectiveness. However, the February 28, 2001 earthquake and the September 11, 2001 terrorist attacks have significantly hampered the Company's efforts in this regard during 2001. The earthquake caused a disruption in operations that interrupted the Company's system for creating, tracking, and placing advertising. The Company will continue to scrutinize its marketing efforts in order to cut costs and improve effectiveness during 2002.

          (B) Reducing the number of Company employees, re-evaluation of employee benefits, and the implementation of a benefits and expenditures review system by executive management. During the year 2000 and 2001, the Company began reducing employee overhead through selected job eliminations, and managed employee attrition. Since early 2000, the number of Company employees decreased from 318 to 295 as of February 2000. As of March 2001, the Company's total workforce had been reduced to 210 employees. In addition to job elimination's during 2001, the Company instituted Company-wide reductions in employee salaries with such reduction typically ranging between 0% and 25%. Salary reductions were effective March 15, 2001. The Company continues to evaluate the need for further reductions in the number of Company employees. As of March 7, 2002, the number of Company employees has fallen to 170.

          (C) Continuation of a purchase order system to better monitor Company expenditures. Begun in 2000, the purchase order system has been continued throughout 2001. The Company intends to continue implementing the current purchase order system during 2002.

     (3) Due to the steps listed below the working capital deficit for the year ended December 31, 2001 improved $100,000 over the year ended December 31, 2000.

     Steps taken in 1999 to improve liquidity:

          (A) Management refinanced the corporate headquarters in December of 1999 in order to pay federal taxes due in 1997 and 1998. Due to the loss in 1999, the Company applied for and received a tax credit and received a return of taxes recently paid. The Company used this refund to assist in the further reduction of current liabilities.

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

          (D) Due to the losses in 2000, the Company applied for a tax credit and received a refund of taxes paid in the approximate amount of $1.8 million. This refund was used to assist in the further reduction of current liabilities and for operating costs during 2001.

     Step taking in 2001 -2002 to improve liquidity.

          (A) Capitalization of assets to improve the liquidity situation resulting from the February, 28, 2001 earthquake. (For a more complete description on capitalization see discussion concerning loans taken out by the Company in "Management's Discussion and Analysis - Liquidity and Capital Resources).

          (B) Due to losses in 2001, the Company intends to apply for an income tax refund and receive a return of taxes paid in previous years. This tax credit if and when received will be used to assist in the further reduction of current liabilities and for operating costs. The Company's provision for the income tax refund is approximately $2.3 million.

          (C)  Continued monitoring and payment of existing accounts payable.

          (D) Exerting pressure on the Company's former Commercial Property insurance carrier to provide insurance proceeds for losses arising out of the February 28, 2001 earthquake. (For more complete detail of the Company's efforts see Item 3 Legal Proceedings).

Management   believes   that  the  steps   outlined   above  will   promote  the
profitability, and improve the overall financial condition of the Company. However, no assurances can be made that such steps will prove successful.

On February 28, 2001, an earthquake (the "Earthquake") measuring 6.8 on the Richter scale struck Western Washington. In concert with the earthquake, Wade Cook Financial Corporation's ("WCFC") corporate headquarters (the "Headquarters"), located in Seattle, Washington, experienced severe localized flooding (the "Flooding"). The Headquarters is home to WCFC, as well as the Stock Market Institute of Learning, Inc. ("SMILe"), Lighthouse Publishing Group, Inc. ("Lighthouse"), Ideal Travel Concepts, Inc. ("Ideal"), and Information Quest, Inc. ("IQ"), all wholly owned subsidiaries of WCFC. Collectively SMILe, Lighthouse, Ideal, and IQ account for the majority of WCFC's annual revenues. The Company-owned Headquarters serves as the base of operations for the Company's executive management and houses the Company's sales, legal, accounting, support, and administrative departments.

The combination of the Earthquake and resulting water damage ("Flooding") caused the Company to significantly reduce operations, and rendered one half of the Headquarters temporarily unusable until July of 2001. The building has still not been completely restored and consequently the Company has been unable to restore full operations as of the first quarter of 2002. It is not presently known when the Company will again be fully operational. The inability to resume full operations has caused and continues to cause the Company to lose a significant amount of revenue, as well as the attendant loss of profits, and to incur substantial continuing and extra expenses. At this time, the Company does not have a final estimate of the full extent of property damage, lost profits, goodwill, and associated expenses incurred on account of the Earthquake and the Flooding, but believes such combined losses could exceed $5,000,000.

In addition to clean-up and restoration efforts, the Company has contacted its insurance carrier, Caliber One Indemnity Insurance Company (the "Insurer") and has tendered claims for Earthquake and Flooding damage. The Company's tendered claims are the subject of a lawsuit (See Item 3 Legal Proceeding in this Report for a more complete description of the lawsuit). Following the earthquake, the Company also contacted the Federal Emergency Management Agency ("FEMA") and applied for emergency relief. FEMA is an organization that works with the Small Business Administration ("SBA") to assist businesses in obtaining low interest loans (typically between 3.5% and 8%) in the event of disasters. In July of 2001, the Company received formal notice from the SBA that it was ineligible to receive a disaster assistance loan. The SBA denied Company eligibility for a disaster loan primarily because the SBA determined that the Company could obtain assistance from conventional lenders and did not qualify as a small business.

Finally, to ease operational costs and due to lack of available space to house employees, management initiated steps to reduce Company expenses, including payroll during 2001. These steps included, but were not limited to, temporarily ceasing non-essential operations, and instituting a Company-wide pay reduction, and reducing the Company's total workforce. While the Company is presently trying to restore operations, obtain insurance, and to reduce over-all expenses, the Company cannot guarantee that any or all of these efforts will be successful. Furthermore, if some or all of these efforts are unsuccessful or are delayed for a substantial period of time, the Company may need to further cut back operations, delay or cancel expansion and development projects, postpone contract execution of certain material contracts, forfeit valuable rights for non-payment or non-performance, and/or cause the Company to be unable to meet certain obligations when due. The Company, however, intends to meet its current obligations, and believes that it will be able to restore its operations and to fix damage to the Headquarters within the next several months.

The Company is a party to several legal proceedings (see former reports filed with the Commission under Item 3. Legal Proceedings on the form 10-Q and form 10-K). The legal fees and other costs involved may be material." If the Company were found to be liable in certain of these proceedings, the liability could be material.*

During 2000, the Company resolved a number of previously reported legal proceedings and investigations, namely investigations by the Federal Trade Commission ("FTC"), Washington Department of Financial Institutions, and the Consumer Affairs Divisions of 14 states. Pursuant to a resolution of these proceedings, the Company has entered into individual agreements (the
"Agreements") with the FTC and 14 states, the terms of which relate to the Company's future advertising practices and the implementation of a consumer redress program. (See the Company's report filed on Form 10-Q for the period ended September 30, 2000 for a more complete description of these matters). As a result of these Agreements, the states of Texas and California dropped all lawsuits and investigations involving the Company, and the Department of Financial Institutions for the State of Washington ended its four year investigation of the Company without any specific finding of fact or law. Under the consumer redress portion of the Agreements, the Company will be responsible for refunding to a limited number of former customers money paid to attend the Company's seminar the "Wall Street Workshop(TM)". The Company's preliminary estimates indicate that potential exposure for refunds under the consumer redress program may range between $400,000 and $2,000,000. As of December 31, 2001, the Company has paid out approximately $400,000 in refunds under the redress program, and expects to pay out an additional $1.6 million in refunds during 2002. In addition to the redress issue, the Company agreed to donate $400,000 to the 14 states for consumer education. The Company has paid $325,000 of the $400,000 payable to the states, and is behind in making the current installment with respect to this donation. As of December 31, 2001, the Company had not made all consumer redress payments by the dates originally intended due in substantial part to the interruption to the Company's business caused by the February 28, 2001 earthquake and the later September 11, 2001 terrorist attacks. During early 2001, as it became aware of this issue, the Company made the FTC aware of the impending problem. Thereafter, the FTC and the Company worked together to get redress program refunds completed and payments made in a manner that took into account the interruptions to the Company's business in 2001. On February 20, 2002, the FTC filed an application for a motion for contempt (the "Application") in the Federal District Court for Western Washington, claiming that the Company had allegedly violated provisions of the Order. According to the FTC, the alleged violations involve disclosure of the Company's rate of return, substantiation of promotional claims, and compliance with consumer redress program deadlines and payment obligations. The Company is reviewing the Application and is preparing a response. While the Company believes that the FTC's actions are unmerited, and the Company has been working closely with the FTC in resolving the matter and has made substantial progress toward getting this matter resolved. However, failure to successfully resolve this matter could have a material adverse affect on the Company's results of liquidity, operations, and financial condition (See Item 3. Legal Proceedings for a more complete description of this matter).

Critical Accounting Policies

Below are some of the Company's accounting policies that involved significant judgment in ascertaining the underlying estimates and assumptions affecting reported financial conditions and operating results, as well as disclosure of contingent assets and liabilities as of the date of the consolidated financial statements. Management periodically looks at the accuracy of these estimates and assumptions. Actual results may differ from estimates, as these estimates involve assumptions that are inherently uncertain.

In August 2001, the FSAB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets" which replaces SFAS 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS effects financial statements issued for fiscal years commencing after December 15, 2001. The Company does not presently believe the adoption of SFAS No. 144 will have a material effect on the Company's results of operations. For the fiscal year ended December 31, 2001, the Company continues to apply FSAS No. 121 in assessing long-lived assets and APB 17 for Intangibles. The Company's long-lived assets include investments in oil and gas properties, stock investments in private companies, goodwill, identifiable intangibles, and minority interests in hotels, and property and equipment.

Property and equipment are stated at historical costs and depreciated on a straight-line basis over the estimated useful lives of the underlying assets. The estimated useful lives of furniture, fixtures, equipment, and other similar items generally ranges from three to seven years. Goodwill and intangibles consist primarily of goodwill obtained in the acquisition of the Company's subsidiaries (see "Item 1 Business" for a more complete description of these transactions). Substantially all the Company's goodwill and other intangibles are amortized over a period up to lesser of useful life or 40 years. In the future, intangibles with finite lives will be amortized but intangibles with indeterminate lives will be tested for impairment. Goodwill was written down in 2001, as discussed further below.

Long-lived assets, including goodwill, are presently assessed for impairment if situations indicate that the carrying amount of those assets needs to be adjusted. Impairment is determined by looking at the present carrying value of the long-lived asset and comparing the asset's present value. Where long-lived assets have a readily ascertainable market value, impairments will be determined by comparing book value to market value. Where a market value is not readily ascertainable, management will apply an un-discounted cash flows approach using its best estimate of future expected un-discounted cash-flows to determine present value. Cash-flow projections are used by management to make these assessments, and involve a degree of judgment. If management's projections show that an impairment exists, then a loss will be recognized in amount by which the carrying value exceeds the present fair value.

Using the market value approach the Company has determined that a write-down of its investment in the common stock of Arkona, Inc. to fair market value is appropriate (see "Item 1 Business - Investments" for a more complete description of this investment). Using the un-discounted cash-flows approach, the Company has determined that would be appropriate to write-down goodwill obtained with the acquisition of Ideal Travel Concepts, Inc. and an under-performing oil and gas property, and to write-off its investments in Surfbuzz, Inc., and E-automate (see "Item 1 Business Investments" for a more complete description of this investment).

Revenue Recognition Policy

The Company's  revenues are divided into five (5) segments (as disclosed in Note
W).

Seminar: Revenues for seminars are recognized when services are rendered. Subscription revenues for WIN membership generally are received for up to one year in advance and are recorded and presented in the financial statements as deferred revenue until earned. Although a typical subscription binds the subscriber to prepay, the subscription term begins when the customer receives his log on code. The deferred revenues are recognized on a monthly basis over the term of the contract. If a subscriber cancels within the first twelve months of the service period, any remaining unearned subscription revenue will be recognized into income at the time of the cancellation because the subscription is a binding nonrefundable contract. The Company gives free access to WIN, ranging from 3 months to 12 months, when it sells various live seminars and self study courses. The Company accounts for free access to WIN as a sales incentive. The Company's total cost to operate WIN is immaterial. In 2000, the Company recognized revenue on the free access to WIN when the Company recognized revenue for the live seminars and self study courses. In 2001, the Company changed its estimate of recognizing revenue for free access to WIN over the period of free access to WIN.

Product Sales: includes the publishing and distribution of video tapes, audio tapes, and written materials designed to teach various investment and cash flow strategies for investing in the stock market, asset protection and asset accumulation techniques or strategies. Revenues are recognized when finished products are shipped to customers or services have been rendered.

Pager Service: The Company sells IQ pager services in twelve or twenty-four month contract subscriptions, but receives the revenue in advance, which is presented in the financial statements as deferred revenue until earned. The deferred revenues are recognized on a monthly basis over the term of the contract.

Travel Service: commissions are received for travel related services, which include domestic and international airline reservations, hotel reservation, car rental and tour packages. The Company also markets and sells travel agent training packages. Revenue on travel services is recognized at the time the customers have already traveled. On the other hand, revenues on travel agent training packages are recorded when these are shipped to customers.

Other: advertising/marketing revenue is only inter-company, which is eliminated in the consolidation process.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

See Note M to the Company's audited financial statements included under Item 8 of this report, which is incorporated herein by this reference.

The Company is exposed to changes in interest rates affecting the return on its notes receivable and investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in interest rates. Based on a sensitivity analysis of our debt as of December 31, 2001, the Company does not believe it would be significantly impacted by either a 100 basis point increase or decrease in interest rates.

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investments and notes receivables. The Company has not used derivative financial instruments in its investment portfolio. The Company places their investments with enterprises with which it has majority control and thus limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.


Item 8.  Financial Statements and Supplementary Data.

The financial statements listed under the heading "(a)(1) Financial Statements" of Item 14 herein, are included immediately following this page.

Vasquez
 & Company LLP
--------------------------------------------------------------------------------
Certified Public Accountants and Business Consultants




                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Wade Cook Financial Corporation and Subsidiaries
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Wade Cook Financial Corporation and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholder's equity and cash flows for each of three years ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements as of December 31, 2001 and 2000, and for each of the three years ended December 31, 2001 present fairly, in all material respects, the financial position of Wade Cook Financial Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years ended December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note Z to the financial statements, the Company has suffered significant operating losses from operations and continues to have a working capital deficiency that raises substantial doubt in its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note Z. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note BB to the financial statements, the Company changed its estimate for deferred revenue in 2001.



/s/Vasquez & Company LLP
Los Angeles, California
April 11, 2002


--------------------------------------------------------------------------------
     510 West Sixth Street, Suite 400 - Los Angeles, California 90014-1315
                 (213) 629-9094      -      Fax (213) 489-2995

Members AICPA Division of Firms      www.vasquezcpa.com     SEC Practice Section

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                  ASSETS
                                                                               December 31,
                                                                        --------------------------

(in thousands, except for per share data)                     NOTES         2001           2000
                                                             ------     -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents                                      A       $    643       $    980
  Marketable securities                                        A,C            155            183
  Trade and credit card receivables                              B          1,803          2,165
  Receivable from construction loan                            B,G            809              -
  Inventory                                                      A          1,510          1,915
  Due from related parties                                     B,F            119            130
  Notes receivable - employees, current portion                B,F             84            118
  Prepaid expenses                                                             45             97
  Deferred tax assets                                            O            936          1,091
  Income tax refund receivable                                A, O          3,053          1,795
                                                                        -----------    -----------
      TOTAL CURRENT ASSETS                                                  9,157          8,474
                                                                        -----------    -----------

PROPERTY AND EQUIPMENT                                       A,D,Q          7,446          9,409
                                                                        -----------    -----------
GOODWILL & OTHER INTANGIBLE ASSETS                             A,R          1,486          2,002
                                                                        -----------    -----------
OTHER ASSETS
  Other investments                                            A,L          4,553          5,305
  Deposits                                                       E             71            100
  Notes receivable - employees                                 B,F          1,047          1,639
  Note receivable                                              B,Q             -           2,050
                                                                        -----------    -----------
      TOTAL OTHER ASSETS                                                    5,671          9,094
                                                                        -----------    -----------





      TOTAL ASSETS                                                       $ 23,760       $ 28,979
                                                                        ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.

See accompanying independent auditors' report.

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                               December 31,
                                                                        --------------------------

(in thousands, except for per share data)                     NOTES         2001           2000
                                                             ------     -----------    -----------
CURRENT LIABILITIES
  Current portion of long-term debt                              G      $  2,625        $     564
  Accrued expenses                                                         1,730            1,510
  Accounts payable                                                         3,596            5,004
  Margin loans in investment accounts                            L             2               36
  Payroll and other taxes withheld and accrued                               214              291
  Income taxes payable                                         A,O             -                3
  Deferred revenue                                               A         1,270            2,051
  Due to related parties                                         F           317              344
                                                                        -----------    -----------
      TOTAL CURRENT LIABILITIES                                            9,754            9,803
                                                                        -----------    -----------
LONG -TERM LIABILITIES
  Due to related parties long-term                             F,G         2,045            2,045
  Long-term debt                                                 G         4,569            3,278
  Deferred revenue                                               A         1,083              146
                                                                        -----------    -----------
      TOTAL LONG-TERM LIABILITIES                                          7,697            5,469
                                                                        -----------    -----------
      TOTAL LIABILITIES                                                   17,451           15,272
                                                                        -----------    -----------
MINORITY INTEREST                                                            668              410
                                                                        -----------    -----------
SHAREHOLDERS' EQUITY
  Preferred stock, 5,000 shares authorized at $10 par
    value, none issued and outstanding                                         -                -

  Common stock, 140,000 shares authorized at $0.001 par
    value, 63,214 shares and 63,474 shares outstanding
    as of December 31, 2001 and 2000, respectively               H            64               64
  Paid-in capital                                                          4,845            4,845
  Prepaid advertising                                            I          (110)            (170)
  Retained earnings                                                        1,469            9,145
                                                                        -----------    -----------
                                                                           6,268           13,884
  Less: treasury stock at cost (732 shares)                      H          (627)            (587)
                                                                        -----------    -----------
      TOTAL SHAREHOLDERS' EQUITY                                           5,641           13,297
                                                                        -----------    -----------
        TOTAL LIABILITIES, MINORITY INTEREST,
          AND SHAREHOLDERS' EQUITY                                      $ 23,760        $  28,979
                                                                        ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                                                          Years ended December 31,
                                                                ------------------------------------------
(in thousands, except per share data)                NOTES         2001             2000            1999
                                                    -------     ---------        ---------       ---------
REVENUES, NET OF RETURNS
AND DISCOUNTS                                          P        $ 33,736         $ 57,526        $ 80,214

COSTS OF REVENUES                                      P
  Royalties to related party                                         596            1,801           2,745
  Speaker fees to related party                                       74               44              60
  Other costs of revenues                                         15,811           24,964          34,542
                                                                ---------        ---------       ---------
TOTAL COSTS OF REVENUES                                           16,481           26,809          37,347
                                                                ---------        ---------       ---------
GROSS PROFIT                                                      17,255           30,717          42,867

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                         22,238           33,618          48,009
                                                                ---------        ---------       ---------
LOSS FROM OPERATIONS                                              (4,983)          (2,901)         (5,142)
                                                                ---------        ---------       ---------
OTHER INCOME (EXPENSE)
  Dividends and interest                                             196              253             335
  Gain (loss) on trading securities                    A,C        (1,309)          (2,034)          3,728
  Other income                                                       551              690             327
  Loss on other investments                              L        (3,433)            (123)         (1,705)
  Gain (loss) on disposition and impairment
     of fixed assets                                     G           319             (366)         (2,946)
  Consumer Education                                     V             -             (400)              -
  Redress program                                        V        (1,025)            (400)              -
  Licensing fees                                         W         1,141            1,571           2,516
  Interest expense                                                  (802)            (459)         (1,674)
                                                                ---------        ---------       ---------
      TOTAL OTHER INCOME
        (EXPENSE)                                                 (4,362)          (1,268)            581
                                                                ---------        ---------       ---------
      LOSS BEFORE INCOME
        TAXES                                            O        (9,345)          (4,169)         (4,561)

PROVISION FOR (BENEFITS FROM)
  INCOME TAXES                                                    (2,269)          (1,323)         (2,649)
                                                                ---------        ---------       ---------
      LOSS BEFORE MINORITY
        INTEREST                                                  (7,076)          (2,846)         (1,912)

MINORITY INTEREST                                                   (258)              (6)             55
                                                                ---------        ---------       ---------
      LOSS FROM CONTINUING
        OPERATIONS                                                (7,334)          (2,852)         (1,857)
                                                                ---------        ---------       ---------


The accompanying notes are an integral part of these consolidated financial statements.

See accompanying independent auditors' report.

                WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Continued)

                                                                          Years ended December 31,
                                                                ------------------------------------------
(in thousands, except per share data)                NOTES         2001             2000            1999
                                                    -------     ---------        ---------       ---------

DISCONTINUED OPERATIONS                                 W
  Loss from operations of Origin Book
   Sales to be discontinued (net of tax
   benefit of $ 177 in 2001, $565.70 in
   2000 and $102.17 in 1999)                                    $   (376)        $   (242)       $ (1,624)

  Loss on discontinued operations of Origin

  Book Sales (net of tax benefit of $27
   in 2001)                                                          (57)               -               -

  Gain (loss) on discontinued operations
   of Wade Cook Financial Education
   Centers (net of tax expense of $7 in
   2001, $83.74 in 2000 and $101.99 in 1999)                          33                -            (267)
                                                                ---------        ---------       ---------
LOSS FROM DISCONTINUED
  OPERATIONS                                                        (400)            (242)         (1,891)
                                                                ---------        ---------       ---------
  Extraordinary gain from earthquake                     AA
   (net of taxes of $29 in 2001)                                      58                -               -

NET LOSS                                                        $ (7,676)        $ (3,094)       $ (3,748)
                                                                =========        =========       =========
EARNINGS PER SHARE                                      A
  Income (loss) from continuing operations                         (0.11)        $  (0.04)       $  (0.03)
  Income (loss) from discontinued operations                       (0.01)               -           (0.03)
  Income (loss) from extraordinary item                                -                -               -

NET INCOME (LOSS) PER SHARE                                     $  (0.12)        $  (0.04)       $  (0.06)
                                                                =========        =========       =========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                       64,059           64,059          63,870
                                                                =========        =========       =========


                                               WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                              Prepaid
                                                                                            Advertising/                  Total
                                 Class A - Common Stock    Additional         Retained        Unearned    Treasury    Shareholders
(in thousands)                     Shares      Amount    Paid-in Capital  Earnings(Deficit) Compensation    Stock        Equity
--------------                    --------    --------   ---------------  ----------------- ------------  ---------   ------------
Balances - December 31, 1998       64,346       $ 64        $ 4,673             15,987          (500)       (537)       19,687

Issuance of restricted
  common stock employee
  option plan                           -          -            372                  -             -           -           372

Common stock purchased
  and held in treasury               (251)         -              -                  -             -           -             -

Returned shares on prepaid
  advertising, Note I                (400)         -           (200)                 -           200           -             -

Utilization of prepaid
  advertising to settle
  payable to vendor, Note I             -          -              -                  -           130           -           130

Unearned compensation,
  Note K                                -          -              -                  -           (56)          -           (56)

Net deficit for the year
  ended December 31, 1999               -          -              -             (3,748)            -           -        (3,748)
                                  --------    --------   ---------------  ----------------- ------------  ---------   ------------
Balances - December 31, 1999       63,695       $ 64        $ 4,845            $12,239        $ (226)     $ (537)     $ 16,385

Common stock purchased
  and held in treasury               (519)         -              -                  -             -        (106)         (106)

Issuance of treasury stock
  as millenium bonus to
  employees                           298          -              -                  -            56          56           112

Net deficit for the year
  ended December 31, 2000               -          -              -             (3,094)            -           -        (3,094)
                                  --------    --------   ---------------  ----------------- ------------  ---------   ------------
Balances - December 31, 2000       63,474       $ 64        $ 4,845            $ 9,145        $ (170)     $ (587)     $ 13,297

Common stock purchased and
  held in treasury                   (260)         -              -                  -             -         (40)          (40)

Utilization of prepaid
  advertising to settle
  payable to vendor, Note I             -          -              -                  -            60           -            60

Net deficit for the year ended
  December 31, 2001                     -          -              -             (7,676)            -           -        (7,676)
                                  --------    --------   ---------------  ----------------- ------------  ---------   ------------
Balances - December 31, 2001       63,214       $ 64        $ 4,845            $ 1,469        $ (110)     $ (627)      $ 5,641
                                  ========    ========   ===============  ================= ============  =========   ============


                               WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED CASH FLOW STATEMENTS


                                                                         Years ended December 31,
                                                              -------------------------------------------
(in thousands, except per share data)                            2001             2000             1999
                                                              ---------         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $ (7,676)         $ (3,094)       $ (3,748)
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
    Depreciation and amortization                                1,832             1,982           3,762
    (Gains) losses on trading securities                         1,309             2,034          (3,728)
    (Gains) losses on disposition of fixed assets                 (430)              185           2,946
    Impairment of long-lived assets                                912                 -             315
    Undistributed losses from discontinued operations              601               242           1,891
    Loss on damaged building due to earthquake                     744                 -               -
    Loss from other investments                                  3,433               123           1,705
    Expenses paid for through transfer of land                      15                 -               -
    Bad debts                                                      154               451             244
    Net proceeds from (purchases of) trading
      securities                                                (1,529)             (303)          4,684

Changes in assets and liabilities: net of effects
  of acquisitions:
    Receivables                                                   (601)           (1,404)          1,900
    Inventory                                                      405               682           1,146
    Prepaid expenses                                                52               266              (9)
    Deferred taxes                                                 155             (635)          (1,098)
    Income tax refund receivable                                (1,258)             (596)         (1,199)
    Deposits                                                        29               (77)            129
    Due from related parties                                        11                (6)          1,037
    Accounts payable and accrued expenses                       (1,222)             (880)         (1,724)
    Payroll and other taxes withheld and accrued                   (77)              157             (29)
    Income taxes payable                                            (3)             (105)         (4,861)
    Deferred revenue                                               156              (616)         (2,849)
    Due to related party                                           (27)           (1,715)         (1,288)
                                                              ---------         ---------       ---------
       NET CASH USED FOR OPERATING
         ACTIVITIES                                             (1,486)           (3,006)         (5,458)
                                                              ---------         ---------       ---------

                              WADE COOK FINANCIAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED CASH FLOW STATEMENTS (Continued)

                                                                         Years ended December 31,
                                                              -------------------------------------------
(in thousands, except per share data)                            2001             2000             1999
                                                              ---------         ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes receivable from employees and officers                     626             1,243             552
  Notes receivable from others                                       -               361          (2,411)
  (Capital expenditures) sales of properties                      (467)              773          11,264
  (Purchase) sales of other investments                         (1,469)           (1,215)          3,348
  Net proceeds from (purchases of) trading
    securities                                                  (1,529)             (303)          4,684
  Insurance proceeds                                               831                 -               -
  Losses on discontinued operations                               (601)             (242)         (1,891)
  Return of subsidiary's investment                                258                 6             (54)
                                                              ---------         ---------       ---------
        NET CASH PROVIDED BY (USED FOR)
          INVESTING ACTIVITIES                                  (2,351)              623          15,492
                                                              ---------         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings                                           4,669             1,868          (6,018)
  Repayment on short-term borrowings                              (738)             (309)         (3,904)
  Expense paid through shares of stock                              60                 -               -
  Debt issue costs                                                (451)                -               -
  Purchase of treasury stock                                       (40)              (50)              -
                                                              ---------         ---------       ---------

NET CASH PROVIDED BY (USED FOR)
  FINANCING ACTIVITIES                                           3,500             1,509          (9,922)
                                                              ---------         ---------       ---------
NET INCREASE (DECREASE) IN CASH                                   (337)             (874)            112

CASH, beginning of year                                            980             1,854           1,742
                                                              ---------         ---------       ---------
CASH, end of year                                             $    643          $    980        $  1,854
                                                              =========         =========       =========

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business

     Wade Cook Financial Corporation (WCFC), or Company, is the legal successor to Profit Financial Corporation (PFC), a holding company, whose principal operating subsidiaries include:

     Stock Market Institute of Learning, Inc. (SMILe), (formerly known as Wade Cook Seminars, Inc, and United Support Association, Inc.) - SMILe conducts educational investment and business seminars and produces video tapes, audio tapes, and written materials designed to teach various investment and cash flow strategies for investing in the stock market, asset protection and asset accumulation techniques or strategies. SMILe also hosts a subscriber internet service, Wealth Information Network (WIN), which allows subscribers to log on for information related to the stock market.

     Lighthouse Publishing Group, Inc. (Lighthouse) - publishes books on investment, financial and motivational topics.

     Left Coast Advertising, Inc. (Left Coast) - is an advertising agency, with only inter-company sales.

     Origin Book Sales, Inc. (Origin) - is a former book distributor.

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

     Wade Cook Financial Education Centers (WCFEC), (formerly known as Quantum Marketing Inc.) - formerly provided local marketing through its website on the internet and operated a retail center located in the Corporate Building.

     Copyrights The copyrights to most seminars, video and audio tapes, and written materials are owned by Wade B. Cook, a related party. As used hereafter, "Company" refers to Wade Cook Financial Corporation and its consolidated subsidiaries.


See accompanying independent auditors' report

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

     CASH AND CASH EQUIVALENTS
     The Company considers highly liquid investments with the original maturity of three months or less to be cash and cash equivalents. Included in these amounts are money market funds of $309,000 and $697,000 as of December 31, 2001 and 2000, respectively.

     MARKETABLE SECURITIES
     Marketable securities consist mainly of stocks and options. They have been categorized as trading securities and, as a result, are stated at market value. All changes in trading securities' fair values are reported in earnings as they occur. Realized gains and losses on the sale of securities are determined using the specific-identification method.

     INVENTORY
     Inventory, which consists primarily of finished goods, is valued at the lower of cost or market. In 2001, the Company charged $171,000 to expense to reflect the inventory amount at market value. Cost is determined using the first-in, first-out method.

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


See accompanying independent auditors' report

     The Company evaluates impairment of long-lived assets in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be disposed of. SFAS 121 requires the Company to assess whether an asset (or group of assets) that will continue to be used is impaired and needs to be adjusted. Other long-lived assets to be disposed of (either by sale or abandonment unrelated to the disposal of a business segment) were written down to fair value less the cost to sell such assets.

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

     REVENUE RECOGNITION

     The Company's revenues are divided into five (5) segments (as disclosed in Note X):

     Seminar

     Revenues for seminars are recognized when services are rendered.

     Subscription revenues for WIN membership generally are received for up to one year in advance and are recorded and presented in the financial statements as deferred revenue until earned. Although a typical subscription binds the subscriber to prepay, the subscription term begins when the customer receives his log on code. The deferred revenues are recognized on a monthly basis over the term of the contract.

     If a subscriber cancels within the first twelve months of the service period, any remaining unearned subscription revenue will be recognized into income at the time of the cancellation because the subscription is a binding nonrefundable contract.


See accompanying independent auditors' report

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

     Revenue on travel services is recognized at the time travel is completed. On the other hand, revenues on travel agent training packages are recorded when they are shipped to customers.

     Other

     Advertising/marketing revenue is only intercompany, which is eliminated in the consolidation process.

     Revenues on sale of books by retail bookstores are recognized when finished products are shipped to customers.

     ADVERTISING COSTS
     Advertising costs are expensed when incurred. Advertising costs amounted to $4.061 million, $8.231 million, and $10.412 million for the years ended December 31, 2001, 2000 and 1999, respectively.


See accompanying independent auditors' report

     INCOME TAXES
     Income taxes are provided for tax effects of transactions reported in the financial statements and consist of taxes currently receivable plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes.

     An income tax refund of $1.025M was recorded in 2001 for prior year's net operating losses. An additional receivable balance of $457,000 is recorded in the income tax receivable for receivable not yet received from the 1999 tax year. In addition, the Company's estimated income tax receivable in 2001 for the 2000 operating loss is $2.596M, which is also recorded in the income tax receivable account.

     BARTER TRANSACTIONS
     The Company is accounting for barter credits in accordance with APB Opinion No. 29, Accounting for Non-monetary Transactions, and EITF issue No. 93-11, Accounting for Barter Transactions, involving barter credits which presumes that the fair value of the non-monetary asset exchanged is more clearly evident than the fair value of the barter credit received, and that the barter credit is reported at the fair value of the non-monetary asset exchanged.

     The Company purchased radio airtime advertising in exchange for common stock. The transaction is discussed in Note I.

     EARNINGS PER SHARE
     The Company  accounts for earnings  per share in  accordance  with FASB No.
     128. Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

     RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION
     Certain reclassifications have been made to the financial statements. Such reclassifications had no effect on net income.

     NEW ACCOUNTING PRONOUNCEMENTS
     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. The adoption of SFAS No. 141 is not expected to have a material impact on the consolidated financial statements.

     Under SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually for impairment. An intangible asset with a finite life will continue to be amortized over its useful life. SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at the date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Although goodwill was written down under paragraph 31 of APB 17, Intangible Assets, the effect of SFAS No 142 is not known. See Note R and Note D.


See accompanying independent auditors' report

     The FASB also issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets, and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", in August and October 2001, respectively.

     SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The impact of the adoption of SFAS No. 143 on the consolidated results of operations and financial position upon adoption is not yet known.

     SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be disposed of" and APB Opinion No, 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company does not expect that the adoption will have a material impact on its consolidated results of operation and financial position.


NOTE B - RECEIVABLES

     Following is a summary of receivables:

                                                          December 31,
                                                  -----------------------------
     (in thousands)                                  2001               2000
                                                  ---------          ----------
     Trade and credit card receivables             $ 1,803            $ 2,165
     Notes receivable - employees (Note F)           1,131              1,757
     Due from related parties                          119                130
     Receivable from Construction Loan                 809                  -
     Other                                               -              2,050
                                                  ---------          ----------
     TOTAL                                         $ 3,862            $ 6,102
                                                  =========          ==========

     An allowance for uncollectible accounts and sales returns is maintained and at December 31, 2001 and 2000, the allowance amounted to $605,000 and $451,000, respectively. Amounts reported on the balance sheet are shown net of the allowance.

     Receivable from Construction Loan represents amount still to be received from the line of credit, which is secured by the land (Lot 9 Blakewoods). See Note G for further information about this loan.

     In 2001, the Company wrote-off $2.050 million receivable, which is deemed uncollectible. This receivable is from the sale of hotel in 1999, which resulted in a loss of $2.850 million.


NOTE C - MARKETABLE SECURITIES

     The net unrealized gain (loss) in trading securities that has been included in earnings during the period amounted to ($75,000), ($959,000), and $466,000 for the years ended December 31, 2001, 2000, and 1999, respectively.


NOTE D - PROPERTY AND EQUIPMENT AND GOODWILL

     The following is a summary of property and equipment:

                                                            December 31,
                                                 -----------------------------
     (in thousands)                                 2001               2000
                                                 ---------          ----------
     Land                                         $   532            $   532
     Building                                       6,380              6,543
     Equipment                                      6,125              5,864
     Automobiles                                      210                988
     Furniture and fixtures                         1,537              2,000
                                                 ---------          ----------
                                                   14,784             15,927
     Less: Accumulated depreciation                (7,338)            (6,518)
                                                 ---------          ----------
     Total                                        $ 7,446            $ 9,409
                                                 =========          ==========


See accompanying independent auditors' report

     Depreciation expenses charged to operations were $1.681 million, $1.864 million, and $2.243 million in December 31, 2001, 2000, and 1999, respectively.

     The AcSEC of the AICPA issued in March 1998, Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which provides guidance on accounting for the costs of computer software developed or obtained for internal use. In 1998, the
     Company began  installation of a company-wide  software  program,  SAP. The
     Company has contracted with an outside engineering firm for the installation, implementation, and training. As of December 31, 1998, the Company has spent $795,000 and estimates an additional $1.205 million will be required to have the computer system operating. At December 31, 1998, the progress payments on the installation phase are classified as a fixed asset, with no depreciation being taken. At the beginning of 1999 the Company spent additional $264,500. However, the Company disputed the total cost required for the installation with the vendor and ceased the installation process. As a result, the Company recognized $111,000 and $315,000 impairment loss on this equipment 2001 and 1999, respectively, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the remaining carrying value was depreciated over the estimated life.

     The following is a summary of goodwill:

                                     Date             Amount of     Net as of December 31,
    Acquisition                    Purchased           Goodwill       2001          2000
    -----------                    ---------           --------     --------      --------
    (in thousands)
    Ideal Travel Concepts, Inc.   August 1997         $  2,008      $ 1,036       $  1,837
    Information Quest, Inc.       January 1998             126          113            116
                                                                    --------      --------
           Total                                                    $   113       $  1,953
                                                                    ========      ========


     The original estimated useful life was 40 years for each acquisition.

     In December 2001 and 1999, the Company recognized the impairment of goodwill of $801,000 and $1.201 million, respectively, based on the continuous loss from some of its subsidiaries in accordance with the paragraph 31 of APB 17, Intangible Assets. The impairment loss of goodwill was charged to selling, general and administrative expenses.




See accompanying independent auditors' report

NOTE E - DEPOSITS

     Deposits as of December 31, 2001 and 2000 amounted to $71,000 and $100,000, respectively. Deposits represent the following:

                                                            December 31,
                                                 -----------------------------
     (in thousands)                                 2001               2000
                                                 ---------          ----------
     Held in escrow accounts                      $     -            $     22
     Held for security on buildings                    70                  68
     Others                                             1                  10
                                                 ---------          ----------
     Total                                        $    71            $    100
                                                 =========          ==========


NOTE F - RELATED PARTY TRANSACTIONS

     The Company entered into a product agreement with Wade B. Cook, to obtain the rights to promote and sponsor seminars, entity formation services (discontinued in June 1998) and products owned and controlled by Wade B. Cook for a royalty. Royalty expenses to Mr. Cook totaled $611,000, $1.801 million, and $2.979 million for the years ended December 31, 2001, 2000, and 1999, respectively. As of December 31, 2001 and 2000, accrued royalties were $236,000 and $173,000, respectively.

     In 1999, the Company renegotiated its' product agreement with Wade B. Cook. Under the new term, the Company shall pay Mr. Cook a maximum yearly royalty that is the lesser of $5 million or five percent (5%) of gross sales revenue received from sales of products. In 2000, this agreement was further amended with a new provision that the Company shall pay Mr. Cook a maximum yearly royalty that is lesser of $5 million or three and a half percent (3.5%) of gross sales revenue received from sales of products. In July of 2001, the Company and Wade B. Cook, again, amended this agreement whereby a royalty of up to five percent (5%) of gross sales revenue shall be paid provided the Company is profitable at the end of each calendar quarter in which gross sales is received.

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

     The Company obtained services from related seminar speakers. Total speaker fees paid to such companies totaled $74,000, $44,000, and $60,000 for the years ended December 31, 2001, 2000, and 1999. There were no additional amounts due to such companies as of December 31, 2001 and 2000.

     In 1999, the Company sold property to a former employee for $355,000, which resulted in a loss of $90,000. The Company is holding a note receivable secured by the property, which is included in note receivable from employees. In 2001, the Company sold a property to a relative of one of the officers for $80,000 which resulted in a minimal loss.


See accompanying independent auditors' report

     In 1999, the Company paid an aggregate of $62,000 for services to related entities controlled by a relative of Mr. Cook.

     Due to related parties consists of the following:

    (in thousands)                                             December 31,
                                                          --------------------
                         Relationship                       2001        2000
                         ------------                     --------     -------
    Wade B. Cook         President/CEO of WCFC             $ 2,292     $ 2,172

    Officers of WCFC                                            20          20

    Liberty              Majority Stockholder is a
    Music, Inc.               stockholder of WCFC               72          75
                                                          --------     -------
    Total                                                  $ 2,384     $ 2,267
                                                          --------     -------

     The Company has various notes receivable from employees and officers. Original maturity dates are from 4 months to 360 months. Annual interest rates range from 8.5% to 12.5%. The manner of settlement is by salary deduction or payment. The majority of notes receivable are secured by real property or personal property. The Company evaluates notes receivables in accordance with Statement of Financial Accounting Standards No 114,
     Accounting  by  Creditors  for  Impairment  of a Loan.  Statement  No.  114
     requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Statement No. 118, Income Recognition and Disclosures, amends Statement No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. At December 31, 2001 and 2000, allowance for doubtful accounts in the notes receivable of $109,000 and $230,000, respectively, were recorded to reflect impaired notes. Substantially all of the reductions were from unsecured receivables from employees who are no longer with the Company. Future cash flow was not expected due to the uncertainty of repayment.

     At December 31, 2001 and 2000, due from employees amounted to $1.131 million and $1.757 million, respectively, of which, $84,000, and $126,000, respectively, have been classified as current. Amounts due from employees represent loans both secured and unsecured:

        Loan (in thousands)                    2001                2000
        -------------------                  --------            --------
        Secured                              $ 1,103             $ 1,706
        Unsecured                                 28                  51
        -------------------                  --------            --------
        Total                                $ 1,131             $ 1,757
                                             ========            ========

     For the years ended December 31, 2001 and 2000, interest income resulting from the employee note receivables were $123,000 and $167,000, respectively. Interest income is calculated by multiplying the outstanding balance of unimpaired loans with their respective interest rate. Interest income is not calculated on impaired loans.


See accompanying independent auditors' report

NOTE G - LONG-TERM DEBT

     (in thousands, except in descriptions)                                 December 31,
                                                                       -----------------------
                                                                          2001          2000
                                                                       ---------     ---------
     Note payable, secured by land and building (Seattle, WA),
     due January 2015, payable in monthly installments of
     $29,333, including interest at 8.375%.                             $ 2,792      $ 2,904

     Note payable, secured by land and building (Seattle, WA),
     due August 1, 2004. Interest only payments until maturity
     date. Interest rate at 6% per annum above the prime
     lending rate or 15% per annum, whichever is higher.                  1,900            -

     Note payable, secured by notes receivable - employees,
     due December 1, 2002. Interest only payments until
     maturity date. Interest rate at 6% per annum above the
     prime lending rate.                                                    324            -

     Notes payable, secured by land, due in October 2002 for
     $100,000, November 2002 for $40,000 and December 2002
     for $75,000. Interest is at 10% per annum.                             215            -

     Notes payable, secured by land (Lot 31 Diamond Ridge
     Estates), due in October 2002 with interest at 9.5%.                   600            -

     Note payable, secured by land (lot 1 Highland Meadows),
     due May 2002 in one payment of principal plus accrued
     interest at 8% per annum.                                               90          470

     Note payable, secured by land.  Twenty four monthly
     payments @ $18,000 commencing April 1, 2003. Seventy
     two payments @ $20,000, thereafter, at which a balloon
     payment of the remaining balance plus accrued interest
     with the 72nd payment.  Interest is accrued at 10% per               2,045        2,045
     annum.

     Construction loan up to $1,239,000 payable directly to the contractors of the land, which is used as collateral for the loan (Lot 9 Blakewoods), based on the receipts submitted
     by the company. Interest is at 13.990% per annum on
     oustanding principal. Maturity date is on August 1, 2002             1,239            -


See accompanying independent auditors' report

     (in thousands, except in descriptions)                                 December 31,
                                                                       -----------------------
                                                                          2001          2000
                                                                       ---------     ---------

     Note payable, secured by land (Lot 13 of Diamond Ridge
     Estates Division I), due June 7, 2001 in one payment of
     principal plus accrued interest of 10% per annum                         -          195

     Note payable, not secured, due January 10, 2001 in
     one payment of principal plus accrued interest at 10%
     per annum                                                                -          196

     Various secured notes maturing in 2002.                                 34           77
                                                                       ---------     ---------
     Total Long Term Debt                                                 9,239        5,887

     Less: Current maturities                                            (2,625)        (564)
                                                                       ---------     ---------
     Net Long Term Debt                                                 $ 6,614      $ 5,323
                                                                       =========     =========
     Long-Term Debt (in thousands)
            Related Party                                                 2,045        2,045
            Unrelated Party                                               7,194        3,842
                                                                       ---------     ---------
            Total Long Term Debt                                          9,239        5,887
                                                                       =========     =========


     The following are maturities of long-term debt for each of the next five years:

     2002                                              $ 2,625
     2003                                                  134
     2004                                                2,045
     2005                                                  158
     2006                                                  172
     Thereafter                                          4,105
                                                       --------
     Total                                             $ 9,239
                                                       ========



See accompanying independent auditors' report

NOTE H - SHAREHOLDERS' EQUITY

     The Company did not declare or pay any dividends for the years shown in these financial statements. In June 1999, the board of directors of the Company resolved to authorize a change in par value of the common stock from $0.01 to $0.001. As a result, the Company adjusted the common stock and paid in capital to reflect this change.

     In accordance with the Company's plans to re-acquire up to one million shares of its own common stock, the Company purchased 251,000 shares at a cost of $537,000 in 1998 and 518,760 shares at a cost of $106,000 in 2000.
     However, 297,500 of these shares costing $56,000 were declared as a millennium bonus and were issued to employees. In 2001, an additional 260,000 shares were re-acquired with a cost of $40,000. At December 31, 2001, the total shares in treasury stock is 732,260 shares with a total cost of $627,000. All common stock re-acquired is classified as treasury stock stated using the cost method and are considered retired.

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

     In connection with the Company's negotiation with its vendors, the Company used approximately 130,000 of the ITEX dollars in 1999 to settle some of its accounts payable (Note S). The Company used 60,000 in ITEX dollars for advertising in 2001. At December 31, 2001 the remaining balance of the ITEX dollars was $110,000.



See accompanying independent auditors' report

NOTE J - CONCENTRATION OF RISKS

     Cash in banks, based on bank balances, exceeded federally insured limits by $194,000 and $35,000 at December 31, 2001 and 2000, respectively. Receivables from credit card companies aggregated approximately $744,000 and $2,066,000 at December 31, 2001 and 2000, respectively. The Company invests excess cash in marketable securities. Marketable securities are carried at fair market value, which amounted to $93,000 and $183,000 as of December 31, 2001 and 2000, and accounted for 1% of the Company's consolidated assets for both years ending December 31, 2001 and 2000, respectively.

     The following table shows the percentage of revenues:


                                        2001             2000            1999
                                     ----------       ----------      ----------
     Seminars                            82%              81%            70%
     Products sales                      11%              13%            14%
     Travel service                       4%               3%             3%
     Hotel revenue                        0%               0%             5%
     Pager services                       3%               2%             6%
     Other                                0%               1%             2%



     The following table shows the states from which the Company derived over 10% of its seminar revenues:

                                        2001             2000            1999
                                     ----------       ----------      ----------
     California                          13%              14%            18%
     Florida                               -              11%            11%
     Texas                               11%                -              -


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


NOTE K - STOCK INCENTIVE PLAN

     The Company's 1997 Incentive Stock Plan (Plan) provides for the granting of stock, restricted stock, phantom stock, stock appreciation rights both stand-alone and tandem (SAR's), stock options, and other stock-based awards, including Incentive Stock Options (ISO's). The Plan is to be administered by the Board of Directors (Board). Under the terms of the Plan, the administrators have the right to grant awards to eligible recipients and to determine the terms and conditions of award agreements. Eligible participants will be directors, officers, consultants and other employees of the Company.


See accompanying independent auditors' report

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

     There were no outstanding nor exercisable  common stock purchase options at
     the  beginning  of  1999.  The  following  table   summarizes   information
     concerning outstanding and exercisable options at December 31, 1999.

         Options Outstanding &                                      Exercise
             Exercisable                 Remaining Life               Price
         ---------------------           ---------------           -----------
               251,000                     2.00 years               $  0.40
               135,000                     2.00 years                  0.50
               940,000                     3.00 years                  0.50
         ---------------------           ---------------           -----------
             1,326,000                     2.71 years               $  0.48
         =====================           ===============           ===========

     The common stock purchase options were issued for past services. Options to purchase approximately 1,326,000 shares of common stock were granted at December 15, 1999 when the underlying stock was trading at $0.2188 per share. No options were exercised in 1999.

     At December 31, 2000, many of those eligible to receive Company options had entered into and executed contracts to purchase these options. The number of options subject to executed contracts and hence, outstanding is 802,000. Some contracts were not signed or accepted and as a result, 524,000 options were cancelled. At December 31, 2000, the outstanding and exercisable options had a remaining life of one to two years and a strike price of $0.40 to $0.50 per share depending on the nature of the option granted. No options were exercised in 2000.

     In 2001, additional 562,000 options were cancelled and no options were exercised. At December 31, 2001, the remaining number of options that are unexpired and subject to executed contracts is 240,000 which has a remaining life of one year and a strike price of $0.50.



See accompanying independent auditors' report

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

NOTE L - OTHER INVESTMENTS

     Other investments consist of investments in venture capital partnerships and private companies, primarily comprised of hotel/motel properties and other real estate investments. The estimated other investments approximated the carrying amount at December 31, 2001 and 2000. The fair values of investments in venture capital partnerships and private companies were estimated based on financial condition and operating results, or other pertinent information. No dividends were received from other investments during the years shown.



See accompanying independent auditors' report

     In 2001, the Company wrote-off investments made in two software manufacturing companies ($540,000), oil well ($410,000), hotel ($119,000) and real estate ($124,000). The Company considers the investments to be unprofitable and therefore have no market value. Additional loss was recognized in 2001 on the sale of the investment in hotel ($190,000). In December 1999, the Company recognized the impairment losses on investments made on certain asphalt patching products developing and marketing company ($615,000), and on an unproductive oil well ($650,000).

                                                      December 31,
                                             -----------------------------
     (in thousands)                             2001               2000
                                             ---------           ---------
     Cost method
       Oil and gas                            $   281            $   691
       Hotels/motels                              220                601
       Real estate                              2,952              2,123
       Private companies                          850              1,890
                                             ---------           ---------
       Total                                    4,303              5,305
                                             ---------           ---------

     Investments in private companies in 2001 pertain to a privately held computer software company ($850,000) and a telecommunications company ($250,000). In 2001, the Company converted its investment in private companies ($250,000) into marketable securities. Investments in private companies in 2000 included a privately held computer software company ($850,000), a software manufacturer ($240,000), a telecommunication company ($250,000) and an internet software company ($550,000). The investments that the Company has in real estate are corporate investees, which are subsidiaries of the company. These investments are recorded for under the cost and equity method in accordance with SOP 78-9. Equity investments are shown net of their share of income and losses for the year ended December 31, 2001 and 2000.

     The Company was not committed to make any additional investments in 2002.


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


See accompanying independent auditors' report

NOTE M - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
         (Continued)


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

     The carrying amounts and fair values of the Company's financial instruments at December 31, 2001 and 2000 are as follows:

                                                2001                            2000
                                      --------------------------      --------------------------
                                       Carrying         Fair           Carrying            Fair
     (in thousands)                     Amount          Value            Amount            Value
                                      ----------     ----------        ----------     ----------
     Cash and cash equivalents         $   643        $   643           $   980           $  980
     Marketable securities                 155            155               183              183
     Receivables including
       employees and officers            3,862          3,862             6,102            6,049
     Other investments                   4,303          4,303             5,305            5,305
     Margin loans in investment
       accounts                              2              2                36               36
     Long-term debt                      6,614          6,614             5,323            5,323

     The carrying amounts in the table are included in the balance sheets under the indicated captions, except for notes receivable, which has several components on the balance sheet.



See accompanying independent auditors' report

NOTE N - LEASE AND OTHER COMMITMENTS

     Operating lease commitments are primarily for the Company's shipping warehouse and equipment rentals. Rental expense amounted to $352,000, $427,000, and $710,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

     Future minimum rental commitments are as follows:

        (in thousands)

        2002                                          $ 261
        2003                                            243
        2004                                            234
        2005                                            101
        2006                                              -
        Thereafter                                        -
                                                     -------
        Total                                         $ 839
                                                     =======

     The Company entered into an employment agreement in June 1997 with Wade Cook, the President and CEO of the Company. The agreement provided for a minimum salary of $240,000 for the first year, $265,000 for the second year, and $290,000 for the final year of the agreement. In July of 2000, a new employment agreement was entered into with a provision for an annual salary of $325,000 for Wade Cook for the next three years. Cook will be paid in accordance with the Company's standard method of payment for executives. Cook may receive additional bonuses for work as approved by the Board of Directors.

     Entity Planners, Inc. (EPI) is the holder of a five year licensing agreement with the Company enabling EPI to provide entity structuring services relating to the topic of asset protection, estate planning, and tax reduction. The licensing agreement provides for aggregate licensing fees of $17.720 million. The payment schedule requires, on a weekly basis, the remittance of an amount ranging from 70% to 75% of net sales or 30% of gross sales, whichever greater, for a period of five years. In June of 1999, the five-year licensing agreement was mutually terminated by the parties, and the Company entered into a temporary licensing arrangement with EPI. Under the temporary licensing arrangement, the Company receives payments in the form of marketing fees equal to 35% of EPI's gross sales proceeds. Total licensing revenue for the years ended December 31, 2001, 2000 and 1999 were $1.1 million, $1.6 million and $2.7 million, respectively.



See accompanying independent auditors' report

NOTE O - INCOME TAXES

     Provisions for (benefit from) income taxes in the consolidated statements of operations consist of the following components:

      (in thousands)                   2001             2000            1999
                                    --------         --------         --------
      Current:
        Federal                     $(2,770)         $(1,338)         $     -
        States                            -                -                5
                                     (2,770)          (1,338)               5

      Deferred:
        Federal                         (32)            (382)          (2,619)
        States                          (21)            (253)            (239)
                                    --------         --------         --------
                                        (53)            (635)          (2,858)
                                    --------         --------         --------
      Total income taxes             (2,823)         $(1,973)         $(2,853)
                                    ========         ========         ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The current federal income taxes represents ($2,269,000) from continuing operations, ($201,000) from discontinued operations, and $29,000 from extraordinary items

     Significant components of the Company's deferred tax assets and liabilities are as follows:

     Deferred tax assets and liabilities:

       Unrealized (gain) loss on trading securities      $    29       $  3019
       Accelerated depreciation                            1,138          (476)
       Deferred revenues                                       -           857
       Expenses owed to related taxpayers                     93             -
       Allowance for Doubtful Accounts                       236             -
       Other differences                                     (81)            -
       Net Operating Loss                                    699           409
                                                        ---------     ---------
                                                           2,114         1,091
       Valuation Allowance                                  (970)            -
                                                        =========     =========
       Deferred Tax Asset                                $ 1,144       $ 1,091




See accompanying independent auditors' report

     The reconciliation of the Federal statutory rate to effective income tax rate is as follows:

                                                                 2001             2000          1999
                                                              ----------       ----------    ----------
       Federal income tax rate                                  (34.0%)          (34.0%)       (39.0%)
       Unrealized loss on trading securities                      0.0              0.0           2.0
       Deferred revenues                                          0.0              0.0          (12.0)
       Accelerated depreciation                                   0.0              0.0           7.0
       State income tax- net of federal tax benefit              (5.0%)           (5.0%)           -
                                                              ----------       ----------    ----------
       Effective income tax rate                                (39.0%)          (39.0%)       (42.0%)
                                                              ==========       ==========    ==========

     The net operating loss in 1999 will be carried back to earlier years under provisions of the tax law. An asset was recognized for the amount of refundable taxes under SFAS 109.


NOTE P - REVENUES AND OTHER COST OF REVENUE

                                                                 Pager                  Travel
                                       Seminar      Product     Service      Hotel      Related
(in thousands)                         Revenue       Sales        Fees       Income     Service     Other        Total
Year Ended December 31, 2001
Revenues, net of returns
  and discounts                        $ 27,746     $ 3,763     $ 1,082     $     -     $ 1,145    $     -     $ 33,736
                                       --------------------------------------------------------------------------------
Royalties to related party                  509          87           -           -           -          -          596

Speaker fees to related party                74           -           -           -           -          -           74

Other costs of revenues                  12,558       1,758         188           -           -      1,307       15,811
                                       --------------------------------------------------------------------------------
Total cost of revenues                   13,141       1,845         188           -           -      1,307       16,481
                                       --------------------------------------------------------------------------------
  Gross Profit                         $ 14,605     $ 1,918     $   894     $     -     $ 1,145    $(1,307)    $ 17,255




See accompanying independent auditors' report

                                                                 Pager                  Travel
                                       Seminar      Product     Service      Hotel      Related
(in thousands)                         Revenue       Sales        Fees       Income     Service     Other        Total
Year Ended December 31, 2000
Revenues, net of returns
  and discounts                        $ 47,827     $ 6,481     $ 1,435     $     -     $ 1,783    $     -     $ 57,526
                                       --------------------------------------------------------------------------------
Royalties to related party                1,451         350           -           -           -          -        1,801

Speaker fees to related party                44           -           -           -           -          -           44

Other costs of revenues                  19,931       3,060         329           -          12      1,632       24,964
                                       --------------------------------------------------------------------------------
Total cost of revenues                   21,426       3,410         329           -          12      1,632       26,809
                                       --------------------------------------------------------------------------------
  Gross Profit                         $ 26,401     $ 3,071     $ 1,106     $     -     $ 1,771    $(1,632)    $ 30,717



                                                                 Pager                  Travel
                                       Seminar      Product     Service      Hotel      Related
(in thousands)                         Revenue       Sales        Fees       Income     Service     Other        Total
Year Ended December 31, 1999
Revenues, net of returns
  and discounts                        $ 59,242     $ 9,494     $ 5,395     $ 3,778     $ 2,157    $ 1,148     $ 80,214
                                       --------------------------------------------------------------------------------
Royalties to related party                2,407         379           -           -           -        (41)       2,745

Speaker fees to related party                47           -           -           -           -         13           60

Other costs of revenues                  26,090       3,431         578       4,141          49        253       34,542
                                       --------------------------------------------------------------------------------
Total cost of revenues                   28,544       3,810         578       4,141          49        225       37,347
                                       --------------------------------------------------------------------------------
  Gross Profit                         $ 30,698     $ 5,684     $ 4,817     $  (363)    $ 2,108    $   (77)    $ 42,867




See accompanying independent auditors' report

NOTE Q - SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

     The Company paid $804,000, $513,000 and $1.753 million in interest for the years ended December 31, 2001, 2000, and 1999, respectively.

     In December 1999, the Company sold 100% interest in three of its hotel properties collectively for $12.700 million. The three hotels are Best Western McCarran house in Sparks, Nevada, Airport Ramada Suites in Salt Lake City, Utah, and Sheraton Hotel in Sparks, Nevada. After the buyer assumed all outstanding mortgage loans and other liabilities, the Company received net proceeds of $2.822 million, of which $410,000 is in cash, $362,000 in note receivable due in 2000, and $2.050 million in note receivable due on January 1, 2003 at interest of 7% per annum. In 2001, the Company wrote-off and charged to loss on non-marketable investments the $2.050 million notes receivable. See Note B for more information regarding the note receivable.

     The Company sold its interest in Hampton Inn Park Hotel in Utah in 2001 and realized a loss on non-marketable investments of $190,000.

     A number of non-marketable investments in land, hotel, oil well and private companies were written down in 2001 due to the impairment in value. Total amount charged to loss on non-marketable investment due to this write-down is $1.193 million. See Note L for more information regarding the non-marketable investments.

     In 2000, the Company acquired five (5) parcels of land as investment which were financed through long term debt as follows:

     In May 2000, the Company purchased lots 2, 3 and 4 of Highland Meadows in Duvall, Washington. The purchase price was $570,000, which included a $100,000 down payment and an assumption of a promissory note for $470,000. The Company deeded back lots 3 and 4 to the original seller in lieu of foreclosure due to the Company's inability to pay. The promissory note has a remaining balance of $90,000 as of December 31, 2001. See Note G for more information regarding the debt.

     On December 1, 2000, the Company purchased lots 31 and 13 of Diamond Ridge Estates Division I in Auburn, Washington. The purchase price was $389,000 for the two lots, which included a $10,000 down payment and an assumption of promissory notes for $196,000 and $195,000 to cover the balance of the purchase price of the lots and other miscellaneous charges. In 2001, the Company paid off the $195,654 promissory note for lot 31 and deeded back lot 13 to the original seller in lieu of foreclosure due to the non-payment of the promissory note.

     The Company purchased a three-story commercial building in July 1996, and relocated in January 1997. The $3.300 million purchase was financed with a $3.000 million mortgage with an interest rate of 8.375% per annum. This mortgage has a balance of $2.792 million as of December 31, 2001. See Note G for more information regarding the debt.



See accompanying independent auditors' report

     During 2001, to generate cashflows to pay its current liabilities, the Company sold its ownership interests in a building and attached property located in Tacoma, Washington for approximately $750,000. The building and the attached property has a book value of $486,000 on the date of sale. The Company also sold most of the company-owned vehicles. Gain realized on the sale of the building and vehicles amounted to $430,000.

     In 2001, the Company wrote down additional $111,000 in its software equipment, SAP, due to the impairment in value. The write down was charged to Impairment Loss on Fixed Assets. See Note D for further details on the equipment.

     Goodwill of $801,000 was written-off in 2001 due to impairment in value. See Note D and Note R for more information regarding this goodwill.

     In February 2001, an earthquake struck western Washington and resulted to a major damage in the building. Damages amounted to $744,000 and cost incurred to restore the building totaled $1.067 million. See Note AA for further details regarding the earthquake.

     In connection with the restoration of the building, the Company obtained loans with December 31, 2001 balances of $1.900 million and 324,000 to finance the construction. See Note G for more information regarding the loans.

     To finance the development of the Company's real estate investment, the Company obtained mortgage loans of $215,000, $600,000 and $1.239 million during 2001. See Note G for more information regarding the loans.

     Amortization of loans fees for 2001 related to the newly obtained loans discussed above amounts to $148,000.

     In 2000, the Company reclassed $2.045M of monies owed to Wade B. Cook to a promissory note, which is recorded in financial statements as long-term debt. This was previously recorded as due to related parties as a current liability.

     In 2001, the Company accrued a loss of $1.025 million related to the Federal Trade Commission assessment. See further details on Note V.



See accompanying independent auditors' report

NOTE R - ACQUISITIONS

     In December 2001 and 1999, the Company recognized the impairment of goodwill of $801,000 and $1.201 million, respectively, based on the continuous loss from some of its subsidiaries in accordance with paragraph 31 of APB 17, Intangible Assets.

     At December 31, 2001 and 2000, goodwill was $1.310 million and $2.111 million, and accumulated amortization was $161,000 and $153,000, recording net goodwill of $1.149 million and $1.958 million, respectively.


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


NOTE T - PENDING LITIGATION AND LEGAL PROCEEDING

     On September 14, 1999, Michael Glover and MMD Investments (the "Plaintiffs") filed suit in the 11th Judicial District Court of San Juan New Mexico against the Company. The complaint alleges that Wade Cook and the Company violated the New Mexico Unfair Practices Act section 57-12-1 et seq. through the commission of fraud, civil conspiracy, civil aiding and abetting, and negligent misrepresentation. The plaintiffs allege that they have suffered actual damages of $356,000, and in addition to demanding such actual damages are seeking treble damages, attorney fees, and exemplary damages. In August of 2001, Plaintiffs secured a default judgment, as to liability only, a discovery sanction for an alleged failure by the Company and other defendants to comply with discovery requests. The default judgment does not award any damages, or otherwise imply that the Plaintiffs are entitled to any damages whatsoever. Trial is set for July 15-18, 2002. At trial the Plaintiffs will attempt to prove what, if any, damages they may be entitled to. The Company believes that it has not engaged in any unlawful practices and intends to defend itself vigorously with regards to litigation on damages. The Company has not yet determined the impact on its financial statements in this matter and has not made provision for losses, if any.



See accompanying independent auditors' report

     In August 2001, the Company filed a complaint against Miller and Co. LLP ("Miller") in the Superior Court of King County Washington. Miller is the Company's former public accounting firm. The Company's complaint alleges the following: (1) Miller breached its agreement to complete the Company's year 2000 financial report by denying the issuance of a written consent without basis; (2) Miller breached fiduciary duties owed to the Company by negligently filing several of the Company's tax returns late; (3) Miller's action in (1) and (2) constitute a violation of the Washington Consumer Protection Act; and (4) Miller tortiously interfered with the Company's ongoing relationship with the Securities and Exchange Commission (the "SEC"). The Company is seeking issuance of the written consent, receipt of its records held by Miller, and damages relating to late tax payments, as well as attorneys fees. The Company is currently in the discovery stage of litigation. The trial date has not been set.

     On February 28, 2001, western Washington was struck by an earthquake measuring 6.8 on the Richter Scale. Subsequent to this earthquake, the Company submitted a claim for significant earthquake damage under the
     Company's Commercial Property Insurance Policy (the "Policy"). Upon submission of the claim, Caliber One Indemnity Company ("Caliber One") informed the Company that it believed the applicable coverage sub-limit for earthquake was $500,000. The Company's records indicate that the initial Policy, as taken out in the years 1998 to 1999, provides coverage limits up to $5,000,000. The Company did not subsequently request a reduced coverage sub-limit, and the premium for the policy remained constant from the initial placement to the present Policy. However, a typographical error was made by Caliber One in printing the Company's 1999 to 2000 Policy. In a letter dated May 31, 2001, Counsel for Caliber One states, "Caliber One has determined that the inclusion of a $500,000 earthquake sub-limit for December 1, 1999 to December 1, 2000 policy period resulted from an error on its part." The Company demanded Caliber One pay its claim. Caliber One failed to do so. Following another demand for payment by the Company, on July 23, 2001, the Caliber One filed suit for declaratory judgment to determine coverage sub-limits under the Policy. Specifically, whether the Company has earthquake coverage sub-limits of $500,000 or $5,000,000. Caliber One's complaint was filed in the United States Western District Court of Washington at Seattle. Caliber One filed a complaint alleging that the Company's failure to advise Caliber One about the typographical error it had caused, constituted acceptance of a reduced coverage sub-limit. The Company strongly disagrees with Caliber One's position, and asserts counterclaims of breach of contract, fraud, misrepresentation, violation of the Consumer Protection Act, violation of the RICO Act, and related claims. As of December 31, 2001, the Company had received approximately $800,000 in insurance proceeds relative to this claim. On March 13, 2002, the Company entered into non-binding mediation with Caliber One to resolve this matter; however, this mediation was unsuccessful in resolving the case. Currently, trial has been set for September 16-19, 2002.



See accompanying independent auditors' report

     On April 19, 2001, a group of former Company customers (the "Plaintiffs") filed a civil lawsuit against the Company in the Superior Court for King County in the State of Washington. The complaint alleges violations of various consumer statutes, breach of fiduciary duty, racketeering, civil conspiracy and aiding and abetting. The Plaintiffs seek actual damages to be proved at trial, treble damages for alleged violations of the various consumer statutes, exemplary damages, attorneys' fees and interest. The Company is currently in the discovery stage of litigation. Trial for this case has not been set. The Company has worked out individual confidential settlements resulting in the dismissal of one Plaintiff from this action. The Company believes that it has not engaged in any unlawful practices and intends to defend itself vigorously in this matter. The Company has not yet determined the impact on its financial statements, and has not made provision for losses, if any.

     The Company is a party to a number of voluntary Consent Decrees (the "Agreements") with the Federal Trade Commission and the consumer affairs divisions of 14 states. The Agreements relate to the Company's future advertising practices and the implementation of a consumer redress program. Legal remedies for failure to comply with these Agreements could include injunctions against violating respective consumer laws, rescission of prior customer contracts, customer refunds, contempt, and/or disgorgement. On February 20, 2002, the FTC filed an application for a motion for contempt (the "Application") in the Federal District Court for Western Washington, claiming that the Company had allegedly violated provisions of the Order. The FTC's alleged violations involve disclosure of the Company's rate of return, substantiation of promotional claims, and compliance with consumer redress program deadlines and payment obligations. The FTC's Application seeks any or all of the following modifications to the original Agreements:
     (1) customers must sign and acknowledge a statement acknowledging they have received a disclosure of the Company's current rate of return prior to Company's acceptance of customer's money; (2) enlargement of the Company's redress program; (3) appointment of an independent Redress Administrator;
     (4) creation of a reserve for redress refunds in the amount of $5,000,000; and (5) re-mailing of all "Notice and Proof of Claim" forms originally sent that were not returned by the recipient or were returned by the Post Office as undeliverable. The Company is reviewing the Application and shall respond accordingly. Since the Application was filed, the Company has worked closely with the FTC in resolving this matter. Hearing on the
     Application is scheduled on June 28, 2002. The stipulation for hearing postponement cites that the reason for such postponement is the parties "substantial progress in their efforts to secure full compliance with the Order." The Company remains optimistic that this matter can be resolved without further involvement of the Courts. In the event that informal discussions with the FTC are unsuccessful, the Company intends to vigorously defend its rights in this matter. The Company has accrued additional $1.025 million in 2001. See related discussions on Note V and Note Y.

     OTHER LITIGATION
     The Company has been named a defendant in several other lawsuits in the normal course of its business. In the opinion of the management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on the consolidated financial statements of the Company.



See accompanying independent auditors' report

NOTE U - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

     In the fourth quarter of 2001, the Company recorded the following:

     Estimated loss from FTC Assessment (Note V)                 $1,025,000
     Write-off of goodwill (Note R)                                 801,000
     Write-off of receivable from sale of hotel (Note B)          2,050,000
     Write-off of investments                                     1,193,000
     Income Tax Receivable                                        2,596,000
        Deferred revenue from free access to WIN (Note BB)        1,224,000

NOTE V - FTC ASSESSMENT

     In October of 2000, a judgment was received by the Company from the Superior Court of the State of Washington regarding the case filed by the Federal Trade Commission on Unfair Business Practices-Consumer Protection Act.

     The Company was required to pay $400,000 for consumer education, which was accrued by the company as of December 31, 2000. In addition, the Company is required to consider complaints from Washington residents received by the Attorney General from January 1, 1997 to August 1, 2000. Those residents/consumers shall receive refunds, if they otherwise qualify pursuant to the criteria set forth in the FTC Consent Decree, regardless of whether they subsequently paid to attend any other seminar offered by the company.

     The company assessed that the total loss will between 400,000 and $2.0M and accrued $1.025M in 2001 and $400,000 in 2000, which were charged to Reaffirmation Charge-FTC in the consolidated financial statements.

     The Company paid approximately $400,000 to the Federal Trade Commission in 2001. As of December 31, 2001, Accrued Liability-FTC account has a total balance of $1.025M. See further discussions on Note T and Note Y.


NOTE W - DISCONTINUED OPERATIONS

     On January 1, 2001, the Company adopted a formal plan to immediately discontinue the operations of Wade Cook Financial Education Centers (WCFEC), a wholly owned subsidiary of WCFC. The Company wrote-off the net recorded goodwill of $16,000 and paid or transferred all its outstanding accounts with suppliers.



See accompanying independent auditors' report

     On December 8, 2001, a formal plan to immediately discontinue the operations of Origin Book Sales (Origin), another wholly owned subsidiary, was approved. As of December 31, 2001, Origin has current assets of $403,000 to meet its current obligations with creditors of $314,000. Equipment, net of accumulated depreciation, amounting to $52,000 will be transferred to another subsidiary in 2002.

     Origin has a policy of allowing returns within one year from the date of sale and estimates a return of 20% of total revenues. At December 31, 2001, an allowance for sales returns amounting to $73,000 is set-up and deducted from receivables for financial statement presentation.

     Operating results of WCFEC and Origin for the year ended December 31, 2001 are shown separately in the accompanying income statement. The income statement for the years ended December 31, 2000 and 1999 have been restated and operating results of WCFEC and Origin are also shown separately.


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



See accompanying independent auditors' report

     Information on the Company's business segments for the years ended December 31,

     (in thousands)
                                          2001            2000            1999
                                      -----------     -----------     ----------
     NET REVENUES AND SALES
       Seminars                        $ 27,746        $ 47,827        $ 59,242
       Products sales                     3,763           6,961          12,206
       Hotels                                 -               -           3,778
       Pager service                      1,082           1,435           5,395
       Travel service                     1,217           1,883           5,730
       Other                              1,512           1,869           3,551
       Less: inter-company sales         (1,584)         (2,449)         (9,688)
                                      -----------     -----------     ----------
                                       $ 33,736        $ 57,526        $ 80,214
                                      ===========     ===========     ==========

     COST OF SALES
       Seminars                        $ 13,141        $ 21,426        $ 28,544
       Products sales                     1,845           3,410           3,810
       Hotels                                 -               -           4,141
       Pager service                        188             329             578
       Travel service                         -              12              49
       Other                              1,307           1,632             225
                                      -----------     -----------     ----------
                                       $ 16,481        $ 26,809        $ 37,347
                                      ===========     ===========     ==========





See accompanying independent auditors' report

     (in thousands)
                                          2001            2000            1999
                                      -----------     -----------     ----------
     OPERATING INCOME (LOSS)
       Seminars                        $ (3,484)       $ (2,153)       $ (4,479)
       Products sales                      (772)           (898)            358
       Hotels                                 -               -            (363)
       Pager services                       512             745             847
       Travel services                     (162)           (506)           (716)
       Other                                (86)             14             359
       Less: inter-company sales           (991)           (103)         (1,148)
                                      -----------     -----------     ----------
                                         (4,983)         (2,901)         (5,142)

       Other income (expense)            (4,362)         (1,268)            581
                                      -----------     -----------     ----------
       Income (loss) from
         continuing operations
         before income taxes             (9,345)       $ (4,169)       $ (4,561)
                                      ===========     ===========     ==========
     IDENTIFIABLE ASSETS
       Seminars                        $      -        $      -        $      -
       Products sales                       508             490             517
       Hotels                                 -               -               -
       Pager services                     1,232           1,222           1,198
       Travel services                       71              71              73
       Other                                 50               7           1,576
                                      -----------     -----------     ----------
     Segmented assets                     1,861           1,790           3,364
     Corporate assets                    12,922          14,136          13,617
                                      -----------     -----------     ----------
       Total identifiable assets         14,783          15,926          16,981

     ACCUMULATED DEPRECIATION
      AND AMORTIZATION
       Seminars                               -               -               -
       Products sales                       431             383             333
       Hotels                                 -               -               -
       Pager services                       845             600             358
       Travel services                       59              36               9
       Other                                 19               4             183
                                      -----------     -----------     ----------
     Segmented assets depreciation
       and amortization                   1,354           1,023             883
     Corporate asset depreciation
       and amortization                   5,983           5,494           4,000
                                      -----------     -----------     ----------
     Total accumulated depreciation
       and amortization                   7,337           6,517           4,883
                                      -----------     -----------     ----------
     Net identifiable assets            $ 7,446         $ 9,409        $ 12,098
                                      ===========     ===========     ==========




See accompanying independent auditors' report

                                          2001            2000            1999
                                      -----------     -----------     ----------

     CAPITAL EXPENDITURES
       Seminars                         $     -         $     -       $      -
       Product sales                         19             (27)             30
       Hotels                                 -               -         (13,482)
       Pager services                        11              24            (323)
       Travel services                        -              (2)             55
       Other                                 42          (1,569)         (1,508)
                                      -----------     -----------     ----------
     Total segment expenditures              72          (1,574)        (15,228)
     Corporate expenditures              (1,215)            519            (582)
                                      -----------     -----------     ----------
     Total capital expenditures          (1,143)        $(1,055)      $ (15,810)
                                      ===========     ===========     ==========


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

     Substantially, all of the Company's sales are domestic, See Note J for a summary of material domestic sales. All of the Company's assets are located within the continental United States. No customer accounted for greater than 10% of the Company's revenues. No vendor accounted for more than 10% of the Company's expenses.


NOTE Y - SUBSEQUENT EVENTS

     In February 2002, the Company, through its wholly owned subsidiary SMILe, entered into a Stock Purchase Agreement to purchase the common stock of Ardayme Development Corporation ("Aradyme"). Under the Stock Purchase Agreement, the Company purchased 62,096 shares of restricted common stock for a purchase price of $25,000. Aradyme is a privately held corporation that has been involved in the development of alternative new user friendly data-base applications.


See accompanying independent auditors' report

     In the fourth quarter of 2001, the Company entered into a non-exclusive sales and distribution agreement with First Scientific, Inc. to sell the Fresh Cleanse(R) skin care product line. Health and Wealth, Inc., a wholly owned subsidiary of the Company, shall oversee sales and distribution of the Fresh Cleanse(R) product line when commenced. Operations with respect to the Fresh Cleanse product line did not commence until 2002 and therefore, these operations have not been included in the Company's year 2001 financial statements or segment accounting.

     In January 2002, the Company entered into an agreement with B4Utrade.com, a third party vendor, to provide WIN subscribers with additional value added features. These new features include streaming market news, real time quotes, IPO and Stock Split alerts, and a market scanner. The agreement calls for a monthly license fee of $18 per new registered subscriber but in no event shall the total monthly license fee be below $5,000.

     The Company entered into a confidential settlement agreement in the first quarter of 2002 with a vendor in relation to a legal suit filed by the said vendor on outstanding accounts owed by the Company. The settlement agreement provided for the initial payment of $40,000 on February 25, 2002 and monthly payments of $20,000 until the balance is paid in full on March 25, 2003.

     As discussed on Note T and Note V, Company is a party to a number of voluntary Consent Decrees (the "Agreements") with the Federal Trade Commission and the consumer affairs divisions of 14 states. The Agreements relate to the Company's future advertising practices and the implementation of a consumer redress program. On February 20, 2002, the FTC filed an application for a motion for contempt (the "Application") in the Federal District Court for Western Washington, claiming that the Company had allegedly violated provisions of the Agreements. According to an FTC press release dated February 21, 2002, the alleged violations involve disclosure of the Company's rate of return, substantiation of promotional claims, and compliance with consumer redress program deadlines and payment obligations. The Company is reviewing the Application. While the Company believes that the FTC's actions are unmerited and has been working closely with the FTC in resolving the matter, failure to successfully resolve this matter could have a material adverse affect on the Company's results of operations, operations, and financial condition. In 2001, the Company accrued additional $1.025M loss related to these agreements.

NOTE Z - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained significant operating losses for the years ended December 31, 2001, 2000 and 1999. In addition, the Company has used substantial amounts of working capital in its operations. Furthermore, at December 31, 2001, 2000 and 1999, current liabilities exceed current assets by $215,000, $1.329 million and $2.789 million, respectively.



See accompanying independent auditors' report

     In view of these matters, realization of a major portion of the assets in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its working capital requirements, and the success of its future operations. Management has taken steps to reduce costs, improve profitability, and liquidity. By closing many of the unprofitable Education and Distribution Centers, the Company has redirected its focus on its core business of conducting education investment seminars. In addition, the reduction of employees and management's control of variable costs resulted in greater efficiency and a decrease in selling, general and administrative costs. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.


NOTE AA - EXTRAORDINARY ITEM

     Earthquake and Flooding Damage.

     On February 28, 2001, an earthquake (the "Earthquake") measuring 6.8 on the Richter scale struck Western Washington. In concert with the earthquake, sprinklers and water main broke, which flooded all floors of Wade Cook Financial Corporation's ("Company") corporate headquarters located in Seattle, Washington.

     Table below shows the effect of the earthquake and flooding on the Company's financial statements:

        Restoration cost of the building, which was capitalized      $ 1,067
                                                                     =======

        Amount of damage to the building, which was written-off
              and charged to extraordinary loss                      $   744
        Amount recovered from the insurance company and
              recorded as extraordinary income                           831
                                                                     -------

              Extraordinary gain                                     $    87
              Provision for income taxes
              Extraordinary gain net of taxes

     At December 31, 2001, the Company and the Insurer have unresolved issues arising out of the Company's claims for losses on flooding and earthquake damages (See Note T). The Company did not accrue any receivable in its books for uncollected insurance claims.


NOTE BB - CHANGE IN ESTIMATE

The Company receives prepaid subscription for access to the Wealth Information Network (WIN) and recognizes revenue with the passage of time for the prepaid subscription. The Company gives free access to WIN, ranging from 3 months to 12 months, when it sells various live seminars and self study courses.

The Company accounts for free access to WIN as a sales incentive. The Company's total cost to operate WIN is immaterial. In 2000, the Company recognized revenue on the free access to WIN when the Company recognized revenue for the live seminars and self study courses.


See accompanying independent auditors' report

In 2001, the Company changed its estimate of recognizing revenue for free access to WIN over the period of free access to WIN. The amount to be recognized over the period of free access to WIN was calculated by using reliable, verifiable and objectively determinable fair values for the allocation of the free access to WIN, various live seminars, and self study courses. The change in accounting estimate resulted in a reduction in revenue amounting to $1.224 million and an increase in liability for deferred revenue for the same amount as of December 31, 2001. Substantially all of the $1.224 million revenue deferred in 2001 for the remaining free access to WIN will be recognized in 2002.

The Company expects to continue giving in 2002 and future years free access to WIN when it sells various live seminars and self study courses. The amount of revenue to be deferred from free access to WIN in 2002 and future years is not determinable.







See accompanying independent auditors' report

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 4, 2000, the Company filed a Form 8-K that contained the following disclosure:

On November 28, 2000, Wade Cook Financial Corporation (the "Company"), as approved by the Board of Directors, engaged Vasquez & Company LLP as its principal accountant and independent auditors for the fiscal year ending 2000, and simultaneously dismissed Miller and Co. LLP as its principal accountant and auditors.

The reports of Miller and Co. LLP for the past two fiscal years do not contain an adverse opinion or a disclaimer of opinion and are not qualified as to audit scope or accounting principal. However, Miller and Co. LLP included within its report on the Company's financial statements for the fiscal year ended December 31, 1999 a paragraph stating that the Company suffered a significant operating loss from operations and continued to have a working capital deficit which raised substantial doubt about the Company's ability to continue as a going concern. See the Company's report on Form 10-K for the period ended December 31, 1999 for Miller and Co. LLP's complete report.

During the Company's two most recent fiscal years and the interim period since that date, there have been no disagreements with Miller and Co. LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of Miller and Co. LLP would have caused Miller and Co. LLP to make reference to the matter in their report. Further, there were no reportable events as the term is described in Item 304(a) (1) (iv) of Regulation S-X, or any reportable event, as the term is defined in Item 304 (a) (1) (v) of Regulation S-K.

The Company has requested Miller and Co. LLP to furnish it a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of the letter, dated December 1, 2000, is filed as Exhibit
16.1 to this Form 8-K.

During the two most recent fiscal years and any subsequent interim period, the Company has not consulted Miller and Co. LLP regarding any matter requiring disclosure in this Form 8-K.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The individuals referenced below include persons who served as Company's directors, executive officers and key employees as of December 31, 2001:

Name                    Age    Position
----                    ---    --------
Robin Anderson           38    Director, Chief Operating Officer -
                               change to Chief Executive Officer of
                               SMILe in January, 2002.
Joel Black               47    Director
Cynthia Britten*         37    Chief Financial Officer, Chief Accounting
                               Officer, and Treasurer
Laura M. Cook            49    Consultant to Executive Management, and Secretary
Wade B. Cook             52    Chairman, Chief Executive Officer, and President
Robert T. Hondel         59    Director, Chief Operating Officer
Janice Leysath           46    Director
Angela Pirtle            41    Director
Ken Roberts              54    Director
------------------

Current Directors and Executive Officers

Robin Anderson, 38, has been a Director since 1997. From January 2002 to the present, Ms. Anderson has served as the Chief Executive Officer ("CEO") and President of SMILe, the Company's most significant operating subsidiary. From August 2000 to January 2002, Ms. Anderson served as one of the Company's two Chief Operations Officers ("COO"). Ms. Anderson resigned her position as COO to be come the CEO of SMILe. Ms. Anderson serves at the pleasure of the Board in her capacity as an executive officer of SMILe. Ms. Anderson's term as a director expires in 2003 at the annual meeting of the stockholders. Ms. Anderson has been with the Company since 1993 and is the niece of Robert Hondel. Prior to becoming COO, Ms. Anderson occupied many other positions with the Company including Assistant to the President Over Sales and Marketing and the Director of SMILe's Sales Department. In December of 1997, the Bankruptcy court dismissed an action filed by Ms. Anderson under Chapter 13 of the United States Bankruptcy Code with all outstanding claims satisfied and paid off in full.

Joel Black, 47 has been a member of the Board since 1999. Mr. Black's term as a director expires in 2003 at the annual meeting of the stockholders. From 1995 to the present, Mr. Black has served as the Chief Executive Officer for Education Leadership Dynamics, Inc., a privately held and independent corporation that provides independent speaking and consulting services, operates a wilderness exploration program, and runs a private high school. Since 1986, Mr. Black has also been employed as a teacher in the Enumclaw, Washington School District, and provided his services as an educational consultant nationwide. Mr. Black received dual bachelor degrees from Brigham Young University in 1979 and 1980, a Masters of Outdoor Management and Recreation from Brigham Young in 1981 and a Doctorate in Educational Engineering from Pacific Western University in 1999.

Cynthia Britten*, 36, the Company's Chief Financial and Accounting Officer, who serves at the pleasure of the Board, joined WCFC in July of 1997 as the Assistant Controller. In December of 1997, Ms. Britten was promoted to Controller of the Company's subsidiaries, and then later in January of 1999 became the Accounting and Finance Manager. Prior to working for WCFC, Ms. Britten served as the on-site Controller for Trucktown, Inc., and was a Certified Public Accountant for Martin/Grambush P.C. In 1988, Ms. Britten graduated from Washington State University with a Bachelor of Arts Degree in Business Administration. Ms. Britten was certified as a public accountant in April of 1993.

Laura M. Cook, 49, is the Corporate Secretary of the Company. Mrs. Cook has been a frequent consultant to executive management from 1995 to the present. Mrs. Cook also served as a member of the Board from 1995 though July 2001. Mrs. Cook again resumed her position on the Board following an appointment to the Board that took place in April 2002. Mrs. Cook serves as an officer of the Company at the pleasure of the Board. Additionally, Mrs. Cook serves as the Corporate Secretary for the majority of the Company's wholly-owned subsidiaries and a consultant to the executive management, and is the operational manager for various affiliates of the Company. Mrs. Cook is the spouse of Wade B. Cook, the Company's CEO, President, and Chairman of the Company's Board. Mrs. Cook's expertise over the past 15 years has been concentrated in managing accounting systems.

Wade B. Cook, 52, is the Chairman of the Board, CEO, President, and Acting Chief Financial and Accounting Officer of the Company and has occupied at least one of those positions since June 1995. Mr. Cook serves as an officer of the Company at the pleasure of the Board, and his term as a director expires in 2004 at the annual meeting of the stockholders. From 1989 to January of 2002, Mr. Cook also has served as President of the Stock Market Institute of Learning, Inc., the most significant wholly-owned subsidiary of the Company. Since the end of 1998, Mr. Cook has also served as the President and Treasurer of the majority of the Company's wholly-owned subsidiaries. Mr. Cook has authored numerous books, tapes, and videos relating to finance, real estate, the stock market and asset protection. Furthermore, Mr. Cook actively participates in the activities of the Company, often providing his services as a speaker or trainer, or guiding the development of educational products on investing and personal wealth management. Mr. Cook is the spouse of Laura M. Cook, the Corporate Secretary and a Director of the Company.

Robert T. Hondel, 59 has been a director of the Company since 1997. Mr. Hondel was the Company's Chief Operating Officer ("COO") from September 2000 to April 2002. Mr. Hondel also served as the Director of the Sales Department at SMILe from approximately March 1999 to August 2000, and the President of both Quantum Marketing, Inc. and Wade Cook Financial Education Centers, Inc., wholly-owned subsidiaries of the Company, from 1997 to February 1999. Mr. Hondel's term as a director expires in 2003 at the annual meeting of the stockholders. Prior to working for the Company, Mr. Hondel spent 18 years as the Director and President of the Knapp College of Business in Tacoma, Washington. Mr. Hondel is the uncle of Robin Anderson.

Janice Leysath, 46, has been a member of the Board since 1999. Mrs. Leysath's term as a director expires in 2004 at the annual meeting of the stockholders. Mrs. Leysath has previously served on numerous civic and charitable boards and committees in Las Vegas, Nevada, including the American Heart Association Board, the Elementary Education Committee and the Heritage Museum Committee. From 1986 to 1989, Mrs. Leysath served as the Public Relations/Marketing Director for the Heart Institute of Nevada, and then as the Business Manager for Desert Cardiology until 1993. From 1993 to 1996, Mrs. Leysath operated her own medical claims processing business. Currently, Mrs. Leysath is full time trader in the stock market. Mrs. Leysath is the Chairperson of the Executive/Audit Committee.

Angela Pirtle, 41, has been a member of the Board since June of 1999. Since 1985, Ms. Pirtle has worked as a licensed real estate broker in San Diego, California. In addition, Ms. Pirtle volunteers substantial time to her community, including acting as a youth ministry teacher, Girl Scout leader, and Chairperson for several theatrical groups. Ms. Pirtle is a member of the Executive/Audit Committee.

Ken Roberts, 54, has been a member of the Board since 2000. Currently, Mr. Roberts is retired. Prior to retirement, Mr. Roberts served as the Managing Director, Senior Vice President, Treasurer, and Chief Financial Officer of Global Transportation Services, Inc., and Global Container Line, Inc. (collectively "Global"). Global is the largest private transportation services company in Washington State, as reported in the May, 2000 issue of Washington CEO Magazine. Mr. Roberts worked at Global from 1990 until retiring. Mr. Roberts is currently serving a two-year term as President of the BYU Management Society (Puget Sound Chapter), and previously served as a member of the board of directors for that organization. Additionally, Mr. Roberts is the past President of the Washington State Chapter of the Financial Executives International. Mr. Roberts completed his fifth year as one of the original Board members of the Foundation for Russian American Economic Cooperation. In the past, Mr. Roberts has donated his time to such charities as Mama's Hands and House of Hope. Mr. Roberts obtained his B.A. degree from Brigham Young University in May 1970, and then a Masters degree in International Management from American Graduate School of International Management in 1980. Furthermore, Mr. Roberts was honorably discharged from the United States Navy in 1974, and then later from the Marine Corps. in 1968. Mr. Roberts is a member of the Executive/Audit Committee.

Everett Sparks, 52, accepted appointment to the Board in April 2002, filling one of the then remaining vacancies in the Company's Board. From 1983 to 2000, Mr. Sparks has served in various capacities for Dove Drilling, Inc., including most recently President. Mr. Sparks maintains involvement with Dove Drilling, Inc. In his capacity as President, Mr. Sparks was responsible for researching and developing new oil and gas projects, evaluating drilling sites, investor relations work, and project completion. From 2000 to the present, Mr. Sparks has worked for Oil Development of Rock Creek, Inc. Mr. Sparks currently serves as President of that business. In his capacity as President, Mr. Sparks is responsible for acquiring valuable leases, buying productive oil and gas properties, and compliance with Federal and State environmental protection regulations. Mr. Sparks attended an received his bachelors degree in business from Texas Christian University in Fort Worth, Texas. Mr. Sparks has continued his education taking graduate course work in accounting from University of Texas in Tyler, Texas.

Directors and Executive Officers who have recently retired or their terms expired prior to December 31, 2001.

Gene Stevens resigned as a member of the Board and Executive/Audit Committee member for the Company in July 2001. Mr. Stevens' voluntary resignation is part of an initiative by the Board to reduce its size and streamline operations. Mr. Stevens had been a member of the Board since March of 2000.

Daniel Wagner resigned his position as a member the Board effective October 2001. Mr. Wagner's voluntary resignation is part of a move to reduce the overall size of the Company's Board. Mr. Wagner had been a member of the Company's Board since April 1999, and also served as Director of Sales for SMILe.

Cynthia Britten resigned as the Company's Chief Financial Officer and Chief Accounting Officer in March 2001.

Robert Hondel made the decision to retire and leave his position as the Company's Chief Operating Officer in April 2002. Mr. Hondel will remain on the Company's Board.

Changes in Board Composition and size.

In November of 2001, the Company through Board resolution reduced the size of the Board from 11 positions to 9 positions. Currently, one Class 1 Directorship and one Class 2 Directorship remain vacant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, file initial reports of ownership and reports of changes of ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all such reports they file.

Based solely on its review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under
Section 16(a) of the Exchange Act, the Company believes that, with respect to its fiscal year ended December 31, 2001, all of the Company's officers and directors and all of the persons known to the Company to own more than ten percent (10%) of the Common Stock, complied with all such reporting requirements, with the exception of Ken Roberts and Joel Black, who failed to file, on a timely basis, a Form 4 with the SEC with respect to certain transactions in shares of the Common Stock. Mr. Black had an unreported transaction involving the transfer of Common Stock to entities controlled by Mr. Black. Mr. Roberts had an unreported transactions involving the transfer of Common Stock to entities controlled by Mr. Roberts and the exit of a minor from Mr. Roberts' household. Laura Cook made a technical filing error when reporting changes in ownership during the last fiscal year by reporting any transactions on the beneficial ownership reports filed with the SEC by Mr. Cook, her husband.

Board Meetings and Committees

During 2001, the Board held 6 meetings. No director of the Board, attended fewer than 75% of the aggregate of all Board meetings during the period for which he or she served as a director during 2001.

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

On November 14, 1999, the Board resolved to establish one stand alone committee called the Audit/Executive Committee. The Audit/Executive Committee possesses the same authority and responsibilities as the Audit, Compensation and Executive Committees had retained under the Company's prior Bylaws. The Executive/Audit Committee's general duties include evaluation and oversight of the Company's financial reporting obligations, review and evaluation of the Company's outside auditor, determination of independence of the Company's outside auditor, and oversight with respect to the Company's policies and procedures relating to the effectiveness of current directors and officers, the nomination of new directors, compensation policy, legal issues, and codes of conduct. The members of the Audit/Executive Committee are as follows: Janice Leysath (Chairperson), Angela Pirtle, Everett Sparks, and Ken Roberts. The Audit/Executive Committee met 7 times during 2001, and has also met 3 times during the first quarter of 2002. During 2001, no Executive/Audit Committee member attended fewer than 75% of the aggregate of all Executive/Audit Committee Meetings during the period for which he or she served as a member.

Item 11.  Executive Compensation Summary of Cash and Certain Other Compensation

Executive Officer Compensation

The table below shows, for the last three fiscal years, compensation paid to the Company's Chief Executive Officer and the four most highly paid executive officers serving during the last fiscal year end whose total compensation exceeded $100,000. We refer to all these officers as the "Named Executive Officers."



SUMMARY COMPENSATION TABLE

                                  Annual Compensation                          Long-Term Compensation
                            --------------------------------     ----------------------------------------------------
                                                                           Awards              Payouts
                                                                 -------------------------    ---------
                                                                 Restricted     Securities
                                                Other Annual       Stock        Underlying       LTIP      All Other
Name and principal          Salary    Bonus     Compensation       Awards       Options(SARS)   Payouts   Compensation
   position         Year      $         $            $              $              #              $            $
      (a)            (b)     (c)       (d)          (e)            (f)             (g)           (h)          (i)
=====================================================================================================================
Wade B. Cook,       2001   $287,083    NA      $  595,740(1)        NA             NA             NA          NA
Chairman,           2000   $287,500    NA      $1,801,096(1)        NA             NA             NA          NA
President, Chief    1999   $299,376    NA      $3,937,214(1)        NA             NA             NA          NA
Executive Officer,
and Chief Financial
and Accounting
Officer

Robert T. Hondel    2001   $128,031    NA      $   39,528(8)       NA              NA             NA          NA
Chief Operating     2000   $102,250    NA      $   47,527(4)     $180              NA             NA          NA
Officer             1999   $ 99,152    NA      $   10,000(4)       NA            40,000           NA          NA

Cynthia C. Britten  2001   $145,504  $10,000(6)       NA           NA              NA             NA          NA
Chief Financial     2000   $ 81,458    NA      $   65,722(2)     $180              NA             NA          NA
Officer, Chief      1999   $ 74,866    NA      $   20,395(3)       NA            40,000           NA          NA
Accounting Officer,
and Treasurer*

Robin Anderson      2001   $104,667    NA      $   24,684(7)       NA              NA             NA          NA
Chief Executive     2000   $ 87,230    NA      $   23,236(5)     $180              NA             NA          NA
Officer SMILe       1999   $ 60,000    NA      $   81,355(5)       NA            40,000           NA          NA
=====================================================================================================================

* Ms. Britten resigned from her positions with the Company at the end of March 2002.

(1) Represents primarily royalties accrued during 2001 but not necessarily paid to entity's controlled by Mr. Cook for the licensing of certain intellectual property rights to the Company ("Certain Relationships and Related Transaction" above).
(2) Represents primarily amounts paid to Ms. Britten in the form of overrides and the transfer of a Company owned automobile.
(3) Represents primarily amounts paid to Ms. Britten in the form of overrides, commissions, and family medical leave pay.
(4) Represents primarily amounts paid to Robert Hondel in the form of director fees, overrides, and commissions, and during the year 2000 use of a Company owned automobile.
(5) Represents primarily amounts paid to Ms. Anderson in the form of overrides and director fees, and during the year 2000 use of a Company owned automobile.
(6) Represents $10,000 paid to Ms. Britten with respect to filing the Company periodic and annual reports.
(7) Represents compensation paid to Ms. Anderson in the form of a Company owned automobile ($24,684), Family Leave Pay ($13,670), and Board fees ($7,200).
(8) Represents compensation paid to Mr. Hondel in the form of a Company owned automobile ($29,228) and Board fees ($10,300).


1997 Stock Incentive Plan

The Company's 1997 Stock Incentive Plan (the "Plan") provides for the granting of stock bonuses, stock options, stock appreciation rights, phantom stock and other stock-based awards. The Plan is administered by the Board which has the right to grant awards to eligible participants and to determine the terms and conditions of such grants, including, but not limited to, the vesting schedule and exercise price of the awards. The Plan authorizes up to 5,000,000 stock awards. Currently, there are 240,000 shares of Common Stock that have been granted as options under the Plan. All directors, officers, consultants and other employees are eligible to receive awards under the Plan. The Company filed the Plan on a Form S-8 to register the shares pursuant to the terms of the Plan under the Securities Act of 1933, as amended.

Option Grants In The Last Fiscal Year

There were no options to purchase shares of Common Stock granted under the Plan to the Chief Executive Officer and the next four most highly compensated executive officers serving in the last fiscal year whose total compensation exceeded $100,000.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Options.

There were no options to purchase Common Stock exercised under the Plan during fiscal 2001 by the Chief Executive Officer and the next four most highly compensated executive officers serving in the last fiscal year whose total compensation exceeded $100,000.

The table below shows the fiscal year-end option values for options granted under the Plan to the Company's Chief Executive officer and the four most highly paid executive officers serving the last fiscal year whose total compensation exceeded $100,000.

                            Number of Securities
                            Underlying Unexercised             Value of
                                 Options at                   Unexercised
                              Fiscal Year End                 in-the-money
        Name                        (#)                        Options (4)
        --------------------------------------------------------------------
        Wade Cook                  None                      Not Applicable

        Robert Hondel            40,000(1)/0                     $0

        Cynthia Britten          40,000(2)/0                     $0

        Robin Anderson           40,000(3)/0                     $0
        -------------------

(1) Represents an option to purchase 20,000 shares of Common Stock in Mr. Hondel's capacity as Director of the Company, and an Option to purchase 20,000 shares of Common Stock in Mr. Hondel's capacity as a former member of the Company's Management.
(2) Represents an option to purchase 20,000 shares of Common Stock in Mrs. Britten's capacity as Chief Financial Officer of the Company, and an Option to purchase 20,000 shares of Common Stock in Mrs. Britten's capacity as a former member of the Company's Management.
(3) Represents an option to purchase 20,000 shares of Common Stock in Ms. Anderson's capacity as Director of the Company, and an Option to purchase 20,000 shares of Common Stock in Ms. Anderson's capacity as a member of the Company's Management.
(4) As of December 31, 2001 all option grants cited in the above table consisted of out-of-the-money options. Consequently, these options were assigned a value of $0.


Compensation of Directors and Committee Members:

Directors compensation* for the fiscal year ended December 31, 2001 was as follows:

   Annual retainer as a director..............................  $10,000
   Annual retainer for membership on a standing committee.....  $2,000
   Annual retainer as Chairperson of a standing committee.....  $1,000
   Reimbursement for all reasonable expenses incurred in
      Attending Board or committee meetings...................  $100 per diem, plus variable
                                                                  expenses.

*  Temporary Amendment to Board of Director Pay.

In July of 2001, the Board resolved to temporarily reduce Board pay by 20% for members during the third and fourth quarters of 2001. Board pay was reduced to acknowledge the Board's commitment to reducing Company costs. Board pay will be returned to the prior pay schedule as of January 1, 2002.

In addition, each director is eligible to participate in the Company's 1997 Incentive Stock Plan (the "Plan"). No option grants were made by the Company to any of its directors and Named Executive Officers during the last fiscal year. All option grants to director to date have fully vested.

Option grants to directors and Named Executive Officers in prior fiscal years include: Robin Anderson, the option to purchase 40,000 shares of Common Stock; Robert Hondel, the option to purchase 40,000 shares of Common Stock; Cynthia Britten, the option to purchase 40,000 shares of Common Stock; Joel Black, the option to purchase 20,000 shares of Common Stock; Janice Leysath, the option to purchase 20,000 shares of Common Stock; and Angela Pirtle, the option to purchase 20,000 shares of Common Stock. No option grants where made during the last fiscal year. All options to purchase Common Stock have an exercise price of $0.50. The grant date for these options was December 15, 1999, the respective expiration date is December 15, 2002. See "Executive Compensation Summary of Cash and Certain Other Compensation--1997 Stock Incentive Plan."

Employment Agreements

The Company entered into an employment agreement with Mr. Cook, effective as of June 30, 2000, pursuant to which Mr. Cook serves as the Company's Chief Executive Officer and President. The agreement provides for a three year term beginning on June 30, 2000. Under the terms of the agreement, Mr. Cook receives an annual base salary of up to $325,000. Under the terms of the agreement, Mr. Cook may also receive additional bonuses or stock incentives for work as approved by the Board. To date, no such bonuses or incentives have been requested or approved. In addition, Mr. Cook is entitled to reimbursement for reasonable travel and business entertainment expenses authorized by the Company, as well as certain fringe benefits (See Item 13. "Certain Relationships and Related Transactions).

The Company entered into an employment agreement with Cynthia Britten, effective November 1, 2000, pursuant to which Mrs. Britten serves as the Company's Chief Financial Officer. The agreement provides for a five year term beginning on November 1, 2000, and continuing through November 1, 2005. Under the terms of the agreement, Mrs. Britten receives an annual base salary of $115,000 in year one, $125,000 in year two, $135,000 in year three, $145,000 in year four, and $155,000 in year five. Due to Ms. Britten's resignation as the Company's Chief Financial Officer, this agreement has been terminated effective March 2002. Mrs. Britten is entitled to receive severance pay following her separation from the Company. Mrs. Britten may be entitled to severance under the terms of this employment agreement in an amount up to 60 days her annual base salary in the applicable year of the employment agreement. Mrs. Britten and the Company are currently negotiating the overall amount of severance to be paid by the Company to Mrs. Britten.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During the year ended December 31, 2001, no member of the Company's Executive/audit Committee was an officer or employee of the Company or its subsidiaries, or was involved in a related party transaction required to be reported under Item 404 of Regulation S-K. No executive officer of the Company serves as a member of the board or compensation committee of any entity that has one or more executive officers serving as a member of the Board or Executive/Audit Committee.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information, as of March 31, 2002, regarding the beneficial ownership of the Common Stock by any person known to the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by directors, Named Executive Officers, and by all directors and Named Executive Officers of the Company as a group.

                                                              Amount and Nature of
                                                             Beneficial Ownership of         Percent of
      Name and Address (1)                                       Common Stock(2)                Class
--------------------------------------------------           -----------------------         ----------
Robin Anderson(3).................................                   60,190                        *
Joel Black (4)....................................                   30,075                        *
Laura M. Cook (5).................................               40,632,550                    62.4%
Wade B. Cook (5)..................................               40,632,550                    62.4%
Robert Hondel (6).................................                  241,360                        *
Janice Leysath(7).................................                   30,000                        *
Angela Pirtle (8).................................                   20,000                        *
Ken Roberts (9)...................................                   74,725                        *
Cynthia Britten (10)..............................                   40,050                        *
Everett Sparks....................................                       --                        *

All current directors and executive officers as a
 group (9 persons)                                               41,128,950                    62.9%
-------------------------
* Represents less than 1%.

(1)  Unless  otherwise  indicated,  the address for each beneficial owner is c/o
     Wade Cook Financial  Corporation,  14675 Interurban Avenue South,  Seattle,
     Washington 98168-4664.
(2)  Applicable  percentage  ownership is based on an  aggregate  of  65,165,105 shares of Common  Stock  outstanding  as of March 31, 2002  together  with applicable  options of such holder.  Beneficial  ownership is determined in accordance with the rules of the Securities and Exchange Commission,  based on factors  including  voting and investment  power with respect to shares.
     Shares of  Common  Stock  subject  to  options  currently  exercisable,  or exercisable within 60 days after April 13, 2002, are deemed outstanding for computing the percentage  ownership of the person holding such options, but are not deemed  outstanding for computing the percentage  ownership for any other person.
(3)  Includes  Ms.  Anderson's  right to acquire  40,000  shares of Common Stock through option exercise.
(4)  Represents 10,075 shares held in Mr. Black's Individual Retirement Account.
     Includes Mr. Black's right to acquire 20,000 shares of Common Stock through option exercise.
(5)  Includes  (a)  34,147,112  shares of Common  Stock held by the Cook  family
     Trust;  (b) 296,100  shares of Common Stock held in the name of Mr.  Cook's individual  retirement account; (c) 802,938 shares of Common Stock held for the benefit of minor  children;  and (d)  5,366,400  shares of Common Stock held by entities controlled by Mr. Cook.
(6)  Includes  Mr.  Hondel's  right to  acquire  40,000  shares of Common  Stock through option exercise.
(7)  Includes  Mrs.  Leysath's  right to acquire  20,000  shares of Common Stock through option exercise.
(8)  Includes  Ms.  Pirtle's  right to  acquire  20,000  shares of Common  Stock through option exercise.
(9)  Includes  55,000  shares of  Common  Stock  held in a  limited  partnership controlled  by Mr.  Roberts,  3,225 shares of Common Stock held by children living  in Mr.  Robert's  household,  and  1,700 of  Common  Stock  held in
     Individual retirement account of Mr. Robert's spouse.
(10) Includes  Mrs.  Britten's  right to acquire  40,000  shares of Common Stock through option exercise.

Item 13. Certain Relationships and Related Transactions.

The Company entered into a Publishing Agreement, effective February 1, 1999, which gives the Company certain rights to promote and sell materials authored by Mr. Cook. Under the terms of the Publishing Agreement, Never Ending Wealth, LP ("NEW"), an entity controlled by Mr. Cook, is entitled to receive a ten percent

(10%) royalty on the net revenues attributable to the sale of published materials. The Company also has an Open-end Product Agreement with Mr. Cook, most recently amended on June 30, 2001, which gives the Company a non-exclusive license to use Mr. Cook's products, intellectual property, name, image, identity, trademarks and trade symbols. Under the terms of the Open-ended Product Agreement, Mr. Cook is entitled to receive up to 5% of gross sales revenue on the sale of Mr. Cook's products per quarter (minus refunds, returns and sales taxes collected), provided the Company is profitable at the end of said quarter. NEW is entitled to royalties under this Agreement. In 2001, Mr. Cook had accrued approximately $597,740 in royalties under the Publishing Agreement and the Open-end Product Agreement. During 2001, entities controlled by Mr. Cook received $532,836 in royalty payments under the two agreements.

On September 30, 2000, Never Ending Wealth, an entity controlled by Mr. Cook, agreed to lend the Company up to $2,045,000. The $2,045,000 figure consists of approximately $1.8 million in current payables to entities controlled by Mr. Cook that were converted into long-term debt, and approximately $245,000 in cash or cash equivalents loaned by Mr. Cook to the Company. This agreement was formalized as a Promissory Note effective September 30, 2000. Payment of the Promissory Note has been structured as follows: 24 monthly installments payments of $18,000 to NEW commencing April 1, 2000, thereafter 72 monthly installment payments of $20,000 to NEW, and finally a balloon payment of the remaining principal and interest to NEW upon the 72nd payment. Interest accrues at a rate of 10% per annum.

Laura Cook, secretary of the Company, and spouse of Wade Cook the Company's Chief Executive Officer, President, and beneficial owner of greater than 10% of the Company common stock, earned $81,812.52 in executive management consulting fees.

During 2001, the Company paid an aggregate of $93,785 to Mr. Cook's brother-in-law David Hebert Sr. This payment consisted of: (1) $73,500 under an agreement with the Company for the sale and promotion of trading software developed by Mr. Hebert called "Extreme Trading Analysis"; and in royalties due for the distribution and sale of Mr. Hebert's book entitled "On Track Investing, and $25,285 for services rendered to the Company as an independent contractor. Both Book and Software agreements were entered into by and between the Company and North Coast Management, Inc., a Nevada corporation controlled by Mr. Hebert.

On July 20, 1999, Robert Hondel, current director and Chief Operating Officer, entered into a loan with the Company. The loan is amortized over a 30 year period payable in monthly installments of approximately $2,035. The rate of interest on the loan is 10% per annum. As of December 31, 2000, the balance owing on Mr. Hondel's loan was $197,247. As of December 31, 2001, Mr. Hondel owed $300,520 under this loan. The increase in the loan carrying amount is due primarily to $35,315 of interest accruals during 2001, and additional loan advancements made to Mr. Hondel of approximately $70,000. The interest accruals are the result of loan payment deferrals granted to Mr. Hondel for the preceding 15 months. Mr. Hondel's loan is secured by his personal home and surrounding land.

During 1999, the Company paid salaries and other compensation to its executive officers as set forth under "Executive Compensation" below.

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

     (a)  The following documents are filed as part of this report:

          1.   Financial Statements

               (i)  Consolidated Balance Sheets at December 31, 1999
                    and 2000 .................................................43

               (ii) Consolidated  Statements of Operations and Retained
                    Earnings for the years ending December 31, 1998,
                    1999 and 2000 ............................................45

               (iii) Consolidated Statements of Changes in
                     Shareholders' Equity ....................................47

               (iv)  Consolidated Cash Flow Statements .......................48

               (v)  Notes to Consolidated Financial Statements ...............50


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

      Exhibit
      Number        Description
      --------      ------------
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

      10.7(1) Amended Agreement dated June 26, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

      10.8(1) Agreement dated March 1, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

      10.9(1) Agreement dated May 1, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

     *10.10(1)      Employment  Agreement  dated June 26,  1997,  by and between
                    Wade Cook Seminars, Inc., and Wade B. Cook

      10.11(1) Commercial Lease dated June 25, 1997, by and between Wade Cook Seminars, Inc. and U.S.A. Corporate Services, Inc.

      Exhibit
      Number        Description
      --------      ------------
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

      10.51(10)     Third Amendment to Open-Ended  Product Agreement dated March
                    15, 2000 between Wade Cook Financial Corporation and Wade B.
                    Cook

      10.52(11)     Promissory Note in favor of Centrum Financial Services, Inc.
                    dated May 30, 2001

      Exhibit
      Number        Description
      --------      ------------

      10.53         Promissory Note in favor of Centium Financial Services, Inc.
                    dated August 10, 2001

      10.54         Promissory  Note in favor of  Seattle  Funding  Group,  Ltd.
                    dated July 26, 2001

      10.55 Promissory Note in favor of Bismark Mortgage Company, LLC dated September 28, 2001

      10.56         Meeting  and  Retail  Sales  Distribution   Agreement  dated
                    November 9, 2001 between Wade Cook Financial Corporation and First Scientific, Incorporated

      10.57 Licensing Agreement dated September 2001 between Stock Market Institute of Learning, Inc. and B4UTrade.com

      10.58 Third Amendment to Open-Ended Product Agreement dated June 30, 2001 between Wade Cook Financial Corporation and Wade B. Cook

      16.1(9)       Letter re: Change in Certifying Accountant

      21.1          List of Subsidiaries

      23.1          Consent of Vasquez and Company

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

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K filed by the Company during the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Wade Cook Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 15, 2001.               WADE COOK FINANCIAL CORPORATION


                              By: /s/ Wade B. Cook
                                  --------------------------------------------
                                  Wade B. Cook, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of Wade Cook Financial Corporation in the capacities and on the dates indicated.

         Signature              Title                             Date


Wade B. Cook                    Director, Chief Executive         April 15, 2002
--------------------------      Officer, and Acting Chief
Wade B. Cook                    Financial and Accounting Officer
                                (Principal Executive Officer
                                and Acting Principal Financial
                                and Accounting Officer)



/s/ Robert Hondel               Director                          April 15, 2002
--------------------------
Robert Hondel


/s/ Robin Anderson              Director                          April 15, 2002
--------------------------
Robin Anderson

                                Director                          April __, 2002
--------------------------
Kenneth Roberts


/s/ Joel Black                  Director                          April 26, 2002
--------------------------
Joel Black

                                Director                          April __, 2002
--------------------------
Janice Leysath

                                Director                          April__, 2002
--------------------------
Angela Pirtle


/s/ Laura Cook                  Director                          April 15, 2002
--------------------------
Laura Cook

                                Director                          April__, 2002
--------------------------
Everett Sparks

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

       3.2(2)       Bylaws of Wade Cook Financial Corporation

       4.1(2)       Form of  Wade  Cook  Financial  Corporation's  Common  Stock
                    Certificate

     *10.1(2)       1997 Stock Incentive Plan of Wade Cook Financial Corporation

      10.2(2)       Form of  Indemnification  Agreement  of Wade Cook  Financial
                    Corporation

      10.3(1) Product Agreement, dated June 25, 1997, and effective as of July 1, 1997, among Wade Cook Seminars, Inc., Money Chef, Inc., and Wade B. Cook

      Exhibit
      Number        Description
      --------      ------------
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

      10.28(2) Secured Promissory Note, dated July 31, 1997, between Wade Cook Seminars, Inc. and Robert and Meda Hondel

      10.29(3) Secured Promissory Note, dated June 18, 1997, between Paul and Laurie Cook and Wade Cook Seminars, Inc.

      Exhibit
      Number        Description
      --------      ------------
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

      10.51(10)     Third Amendment to Open-Ended  Product Agreement dated March
                    15, 2000 between Wade Cook Financial Corporation and Wade B.
                    Cook

      10.52(11)     Promissory Note in favor of Centrum Financial Services, Inc.
                    dated May 30, 2001

      Exhibit
      Number        Description
      --------      ------------
      10.53         Promissory Note in favor of Centium Financial Services, Inc.
                    dated August 10, 2001

      10.54         Promissory  Note in favor of  Seattle  Funding  Group,  Ltd.
                    dated July 26, 2001

      10.55 Promissory Note in favor of Bismark Mortgage Company, LLC dated September 28, 2001

      10.56         Meeting  and  Retail  Sales  Distribution   Agreement  dated
                    November 9, 2001 between Wade Cook Financial Corporation and First Scientific, Incorporated

      10.57 Licensing Agreement dated September 2001 between Stock Market Institute of Learning, Inc. and B4UTrade.com

      10.58 Third Amendment to Open-Ended Product Agreement dated June 30, 2001 between Wade Cook Financial Corporation and Wade B. Cook

      16.1(9)       Letter re: Change in Certifying Accountant

      21.1          List of Subsidiaries

      23.1          Consent of Vasquez and Company

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