Form 10-Q
period 2002-03-31
WADE COOK FINANCIAL CORP
filed 2002-05-22
CIK 894417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

The number of outstanding shares of the registrant's common stock, $0.001 par value, as of May 15, 2002 was 65,245,348 shares.

                         WADE COOK FINANCIAL CORPORATION
                                    Form 10-Q
                                      Index


PART I -- FINANCIAL INFORMATION................................................1

Item 1: Financial Statements...................................................1

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations .............................................9

Item 3: Quantitative and Qualitative Disclosures About Market Risk............18

PART II -- OTHER INFORMATION..................................................18

Item 1. Legal Proceedings.....................................................19

Item 2. Changes in Securities and Use of Proceeds.............................19

Item 3. Defaults Upon Senior Securities.......................................19

Item 4. Submission of Matters to a Vote of Security Holders...................19

Item 5. Other Information.....................................................19

Item 6. Exhibits and Reports on Form 8-K......................................20

Signatures....................................................................25

PART I -- FINANCIAL INFORMATION

Item 1: Financial Statements.

                Wade Cook Financial Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


(in thousands)                                              March 31, 2002       December 31, 2001
                                                            --------------       -----------------

Assets:
  Current Assets:
    Cash and cash equivalents                                           $-                    $643
    Marketable securities                                              306                     155
    Receivable from construction loan                                  618                     809
    Receivables, trade and credit card                               1,888                   1,803
    Inventory                                                        1,509                   1,510
    Notes receivable - employees, current portion                       85                      84
    Due from related parties                                           133                     119
    Deferred tax assets                                                851                     936
    Income tax refund receivable                                     3,337                   3,053
    Prepaid expenses                                                    99                      45
                                                          -----------------     ------------------

  Total current assets                                               8,826                   9,157
                                                          -----------------     ------------------

  Property, plant and equipment, net of depreciation                 7,078                   7,446
                                                          -----------------     ------------------
  Goodwill, net of amortization                                      1,149                   1,149
                                                          -----------------     ------------------

  Other assets:
  Other investments                                                  4,794                   4,553
  Deposits in other assets                                             353                     408
  Notes receivable,  employees                                         982                   1,047
                                                          -----------------     ------------------

  Total other assets                                                 5,829                   5,671
                                                          ----------------      ------------------

Total assets                                                       $23,182                 $23,760
                                                          =================     ==================

(in thousands)                                              March 31, 2002       December 31, 2001
                                                            --------------       -----------------

Liabilities and Shareholders' Equity:
  Current liabilities:
    Bank overdraft                                                    $175                      $-
    Current portion of long-term debt                                2,785                   2,625
    Accrued expenses                                                 1,204                   1,730
    Accounts payable                                                 3,763                   3,596
    Margin loans in investment accounts                                  5                       2
    Payroll and other taxes withheld and accrued                       471                     214
    Income taxes payable                                                 -                       -
    Deferred revenue                                                   931                   1,270
    Payables, related parties                                          303                     317
                                                            --------------      ------------------
  Total current liabilities                                          9,637                   9,754

Due to related party, long term                                      2,045                   2,045
Long-term debt                                                       4,655                   4,569
Deferred revenue                                                     1,414                   1,083
                                                            --------------      ------------------
Total long-term liabilities                                          8,114                   7,697

Total liabilities                                                   17,751                  17,451
                                                            --------------      ------------------

Minority interest                                                      673                     668
                                                            --------------      ------------------

Shareholders' Equity
    Preferred stock                                                      -                       -
    Common stock                                                        64                      64
    Paid-in capital                                                  4,845                   4,845
    Prepaid advertising                                                (60)                   (110)
    Retained Earnings                                                  549                   1,469
                                                            --------------      ------------------
                                                                     5,398                   6,268

  Less: common stock in treasury at cost:                             (640)                   (627)
                                                            --------------      ------------------
Total shareholders' equity                                           4,758                   5,641
                                                            --------------      ------------------

Total liabilities, minority interest, and stockholders'
  Equity                                                           $23,182                 $23,760
                                                            ==============      ==================

                Wade Cook Financial Corporation and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                 For the Three Months Ended
                                             -----------------------------------
(in thousands, except per share data)        March 31, 2002       March 31, 2001
                                             --------------       --------------
Revenue, net of returns and discounts                $5,773              $12,277
                                             --------------       --------------
Costs and expenses:
  Cost of revenue                                     1,949                4,908
  Selling, general and administrative                 4,874                7,711
                                             --------------       --------------
Total operating costs                                 6,823               12,619
                                             --------------       --------------
Income (loss) from operations                        (1,050)                (342)
                                             --------------       --------------
Other income (expense):
  Interest and dividends                                 34                   62
  Loss on trading securities                            (23)                (679)
  Interest expense                                     (180)                (109)
  Gain (loss) on disposition of asset                   (46)                   -
  Other income                                          195                  701
                                             --------------       --------------
Total other income (expenses)                           (20)                 (25)
                                             --------------       --------------
Income before income taxes                           (1,070)                (367)
                                             --------------       --------------
Benefit from income taxes                              (184)                (147)
Minority Interest                                         5                    4
                                             --------------       --------------
Income from continuing operations                     $(891)               $(224)
                                             --------------       --------------
Extraordinary loss (net of income tax
  benefit of $15)                                       (29)                   -
                                             ==============       ==============
Net income (loss)                                     $(920)               $(224)
                                             ==============       ==============
Earnings per share
  Income from continuing operations                   $0.01                $0.00
  Loss from extraordinary item                         0.00                 0.00

Net loss                                              $0.01                $0.00
                                             ==============       ==============
Weighted average number of shares                    64,671               64,059

                Wade Cook Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)


                                                 For the Three Months Ended
                                             -----------------------------------
(in thousands)                               March 31, 2002       March 31, 2001
                                             --------------       --------------

Cash provided by (used in) operations                 $(876)               $(118)
Cash provided by (used in) investing activities        (178)                 427
Cash used in financing activities:
     Net (payments) borrowings                          411                    3
                                             --------------       --------------

Net increase (decrease) in cash                       $(643)                $312
                                             ==============       ==============

                Wade Cook Financial Corporation and Subsidiaries
                      Notes to Interim Financial Statements
                                 March 31, 2002


1. Basis for Presentation The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to "Factors Affecting Future Results," and to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "Form 10-K") and the risk factors contained in Exhibit 99.2 attached hereto.

2.   Earnings  per Share
     Basic earnings per share are computed by dividing net income available to holders of common stock by the weighted average number of common shares outstanding during the period.

3.   Licensing Arrangement
     In June of 1999, the Company initiated an informal licensing arrangement with the Anderson Law Group ("ALG") with respect to licensing of certain intellectual property. Under the temporary licensing arrangement, the Company receives payments in the form of marketing fees equal to 35% of ALG's gross proceeds from select services. During the first fiscal quarter of 2002, the Company received approximately $178,000 in marketing fees from ALG.

4.  Contingencies
     The Company is subject to legal proceedings and claims, which were discussed in detail in the Form 10-K, and other documents previously filed with the Securities and Exchange Commission. The Company is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. The results of the Company's legal proceedings cannot be predicted with certainty; however, although management does not presently anticipate liability related to many of the legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations, it has not yet made an estimate of its potential exposure in several pending proceedings and investigations or determined the impact of adverse results in such matters on its financial statements.

5.   Segment Reporting
     During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that companies report information about operating segments, based on the approach that management utilizes to organize the segments for management reporting and decision making.

     The Company operates through five business segments: Seminars, Product Sales, Pager/informational alert services, Travel services, and Other. The Seminars segment primarily conducts educational seminars on strategies for trading in the stock market and buying and selling real estate. The Product Sales segment includes the publishing of books, CDs, videotapes, audio tapes, and written materials designed to teach various trading and cash flow strategies for trading in the stock market, asset protection, and asset accumulation techniques. The Pager/informational alert service segment produces the IQ Pager and Daily IQ. The IQ Pager offers subscribers with one-way paging services for receiving stock market related information. In the first quarter of 2002, the Company launched Daily IQ. Daily IQ is an interactive information alert service that allows subscribers to customize stock market informational alerts. Unlike the IQ Pager, Daily IQ can be accessed on any email enabled device including Palm Pilots, computers, and cell phones. Daily IQ is expected to replace IQ Pager by the end of 2002. The Travel service segment is a travel agency that is also in the business of selling travel agent training kits. The Other segment primarily includes residential real estate development projects, and an inter-company advertising agency. The Company entered into a sales and distribution agreement with respect to a line of skin care products identified under the brand name Fresh Cleanse(R). As of the first quarter of 2002, the Company had neither executed sales of the Fresh Cleanse product line nor commenced significant operations related thereto. As a result, the Company has not provided separate accounting related to the Fresh Cleanse product line.

     Information on the Company's business segments for the three months ended March 31,

     (in thousands)                                  2002                 2001
                                                   --------             --------
     Net revenues and sales
     ----------------------
        Seminars                                     $4,760              $10,026
        Product sales                                   615                1,523
        Pager/informational alert services              164                  339
        Travel service                                  240                  429
        Other                                             -                  881
        Less: inter-company sales                        (6)                (921)
                                                   --------             --------
                                                                         $12,277
                                                     $5,773
                                                   =========            ========

     Cost of sales
     -------------
        Seminars                                     $1,607               $3,479
        Product sales                                   299                  759
        Pager/informational alert services               43                   53
        Travel service                                    -                    -
        Other                                             -                  642
        Less: inter-company sales                        (-)                 (25)
                                                   --------             --------
                                                     $1,949               $4,908
                                                   ========             ========

    Operating income
    ----------------
        Seminars                                      $(664)               $(511)
        Product sales                                  (236)                (317)
        Pager/informational alert services               29                  222
        Travel service                                  (35)                 100
        Other                                          (144)                 179
        Less: inter-company sales                       (15)                  (-)
                                                   --------             --------
                                                    $(1,050)               $(342)
                                                   ========             ========

                                                 For the Three Months Ended
                                             -----------------------------------
    (in thousands)                           March 31, 2002    December 31, 2001
                                             --------------    -----------------
    Net Identifiable assets
    -----------------------
        Seminars                                         $-                   $-
        Product sales                                   271                  508
        Pager/informational alert services            1,232                1,232
        Travel service                                   82                   71
        Other                                            50                   50
                                             --------------    -----------------

    Segmented assets                                  1,635                1,861
                                             --------------    -----------------
    Corporate assets                                $12,922              $12,922
                                             --------------    -----------------
        Total identifiable assets                   $14,557              $14,783
                                             ==============    =================
    Accumulated Depreciation
    ------------------------
        Seminars                                         $-                   $-
        Product sales                                   249                  431
        Pager/informational alert services              845                  906
        Travel service                                   64                   59
        Other                                            24                   19
                                             --------------    -----------------

    Segmented assets depreciation                     1,243                1,354
                                             --------------    -----------------
    Corporate assets depreciation                    $6,234               $5,983
                                             --------------    -----------------
       Total accumulated depreciation                $7,477               $7,337
                                             ==============    =================
       Net identifiable assets                       $7,080               $7,446

     Goodwill remaining from the acquisition of subsidiaries amounts to $1,036 for Ideal Travel and $113 for Information Quest. No impairment was recognized in the first quarter of 2002.

6.   Other Events.
     Earthquake and Flooding Damage. On February 28, 2001, an earthquake (the "Earthquake") measuring 6.8 on the Richter scale struck Western Washington. As a result of the Earthquake, Wade Cook Financial Corporation's ("WCFC") corporate headquarters (the "Headquarters"), located in Seattle, Washington, experienced severe localized resulting water damage (the "Flooding"). The Headquarters is home to WCFC, as well as the Stock Market Institute of Learning, Inc. ("SMILe"), Lighthouse Publishing Group, Inc. ("Lighthouse"), and Information Quest, Inc. ("IQ"), all wholly owned subsidiaries of WCFC. Collectively SMILe, Lighthouse, and IQ account for the majority of WCFC's annual revenues. The Company-owned Headquarters serves as the base of operations for the Company's executive management and houses the Company's sales, legal, accounting, support, and administrative departments.

     The combination of the Earthquake and Flooding caused the Company to significantly reduce operations, and rendered one half of the Headquarters temporarily unusable until July of 2001. The building has still not been completely restored and consequently the Company has been unable to resume full operations as of the first quarter of 2002. It is not presently known when the corporate headquarters will again be fully restored. The inability to fully restore the corporate headquarters has caused and continues to cause the Company to incur substantial continuing and extra expenses. At this time, the Company does not have a final estimate of the full extent of property damage, lost profits, goodwill, and associated expenses incurred on account of the Earthquake and the Flooding, but believes such combined losses could exceed $5,000,000.

7.   Going Concern.
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained significant operating losses for the years ended December 31, 2001, 2000 and 1999. In addition, the Company has used substantial amounts of working capital in its operations. Furthermore, at December 31, 2001, 2000 and 1999, current liabilities exceed current assets by $215,000, $1.329 million and $2.789 million, respectively. In view of these matters, realization of a major portion of the assets in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its working capital requirements, and the success of its future operations. Management has taken steps to reduce costs, improve profitability, and liquidity. By closing many of the unprofitable Education and Distribution Centers, the Company has redirected its focus on its core business of conducting education investment seminars. In addition, the reduction of employees and management's control of variable costs resulted in greater efficiency and a decrease in selling, general and administrative costs. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Note Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as "expects," "believe," "believes," "plan" "plans," "anticipate," "anticipates," "is anticipated," or stating that certain actions, events or results "will," "may," "should," or "can" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Forward-looking statements are based on expectations, estimates and projections of the Company's management at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by the Company. Such risks and uncertainties include, but are not limited to, the Company's working capital deficiency and liquidity constraints, the effects of the Company's technical noncompliance with Form 10-K filed in the year ending December 31, 2000, the effect that volatility in the stock market may have on the interest of customers in the Company's seminars, products and services and on the Company's own investments, the level of resources that may be required by the Company's consumer redress program, the Company's continuing compliance with state and federal agreements, the Company's ability to manage its growth and to integrate recent acquisitions, fluctuations in the commercial real estate market, adverse economic conditions, the influence on the management of the Company by Wade B. Cook, the Company's Chief Executive Officer ("Mr. Cook"), the possibility of adverse outcomes in pending or threatened litigation and actions involving the Company, consequences associated with the Company's policy of committing available cash to additional investments, lack of liquidity in the Company's investments, damage and disruption to operations caused by the February 28, 2001 earthquake and flooding, and other risks and uncertainties discussed herein and those detailed in the Company's other Securities and Exchange Commission (the "SEC") filings and Exhibit 99.2 attached hereto. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis, estimates and opinions as of the date hereof. The Company undertakes no obligation to update forward-looking statements if circumstances, or management's analysis, estimates or opinions should change. For the convenience of the reader, the Company has attempted to identify forward-looking statements contained in this report with an asterisk (*). However, the omission of an asterisk should not be presumed to mean that a statement is not a forward-looking statement within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

General

     Wade Cook Financial Corporation is a holding company that, through its operating subsidiary, Stock Market Institute of Learning ("SMILe" formerly known as Wade Cook Seminars, Inc.), conducts financial education seminars and produces and sells related video and audio tapes, books and other written materials. The Company's core business is financial education, through its seminar and publishing concerns. These core businesses are complemented by a financial information one-way pager service ("IQ Pager"), an interactive informational alert service ("Daily IQ"), and a subscription based online bulletin service ("Wealth Information Network", or "WIN") that provides stock market information and illustrates the strategies taught in the Company's seminars and publications.

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

     Also in 1998, the Company disposed of the business Entity Planners, Inc. ("EPI"), an entity formation business. Berry, Childers, and Associates was the purchaser. In connection with the sale of EPI, the Company granted a five year license to the purchasers of EPI to use certain intellectual property. After the sale of EPI to Berry, Childers, and Associates, EPI was subsequently sold to the Anderson Law Group, P.C. ("ALG"). In June of 1999, the five year licensing agreement with EPI was mutually terminated by the parties and the Company entered into a temporary licensing arrangement with ALG. Under the temporary licensing arrangement, the Company receives payments in the form of marketing fees equal to 35% of gross proceeds on select educational services.

Investments

     The Company regularly evaluates other acquisition and investment opportunities, and additional cash resources may be devoted to pursuing such opportunities. In the fourth quarter of 1999, the Company, through SMILe, executed a stock purchase agreement to invest in Ceristar, Inc. ("Ceristar"), a privately held company. Pursuant to this agreement, the Company received 75,000 shares of Ceristar, Inc. common stock for a purchase price of $150,000. The shares were acquired through a private placement. In January 2000, the Company purchased and additional 50,000 shares of Ceristar, Inc. common stock for a purchase price of $100,000. Ceristar is a company engaged in integrating telecommunications systems.

     On January 31, 2001, the Company entered into a stock purchase agreement for the purchase of common stock in a company named Sundog Technologies, Inc. ("Sundog"). Sundog is a Delaware corporation organized in 1992 for the purpose of seeking and acquiring business opportunities. Under this stock purchase agreement, the Company surrendered 250,000 shares of Surfbuzz.com, Inc. common stock, formerly held by the Company, for 100,000 shares of Sundog common stock (for a more complete description of this investment see "Item 1 Business- Investments" in the Company's Form 10-K for the fiscal period ended December 31, 2001). The Company also paid $4,000 in additional transfer costs. Sundog has approximately 23,900,000 shares issued and outstanding, and its common stock is registered under the Securities Exchange Act of 1934, as amended. Sundog has since changed its corporate name to Arkona, Inc. Arkona, Inc. is traded under the ticker symbol "ARKN."

     In February 2002, the Company, through its wholly owned subsidiary SMILe, entered into a Stock Purchase Agreement to purchase the common stock of Aradyme Development Corporation ("Aradyme"). Under this stock purchase agreement, the Company purchased 62,096 shares of restricted common stock for a purchase price of $25,000. Aradyme is a privately held corporation that has been involved in the development of alternative new user friendly data-base applications. Aradyme's alternative data-base technology seeks to allow users to modify data-base parameters without deconstructing and re-constructing the underlying data-base involved.

     The Company holds additional investments in oil and gas properties, private companies, real estate, and a minority interest in a hotels (for a more complete description of these investments see "Item 1. Business - Investments" in the Company's Form 10-K for the fiscal period ended December 31, 2001).

Liquidity and Capital Resources

     At March 31, 2002, the Company had current assets and current liabilities in the amounts of $8.8 million and $9.6 million, respectively, resulting in a working capital deficit of $800,000. The working capital deficit at December 31, 2001 was $600,000. The increase in the capital deficit in the first quarter was primarily result of an increase in the current portion of long-term debt, an increase in accounts payable, and the occurrence of a bank overdraft combined with decreases in cash and cash equivalents and the Company's construction loan receivable. The construction loan receivable consists of proceeds available to the Company under a course of construction loan obtained with respect to the construction of a luxury home located on real property owned by the Company in Western Washington (for a more complete description of the course of construction loan see "Item 7. Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources" in the Company's Form 10-K for the fiscal period ended December 31, 2001).

     The Company's current assets decreased by $400,000 from $9.2 million at December 31, 2001 to $8.8 million at March 31, 2002. This decrease in current assets is primarily the result of decreases in the Company's cash and cash equivalents and the Company's construction loan receivable. The market value of the Company's marketable securities increased by $100,000 from $200,000 at December 31, 2001 to $300,000 as of March 31, 2002, due primarily to a general improvement in the securities markets. Inventory was $1.5 million at March 31, 2002 and did not change significantly from December 31, 2001. Company inventory includes tapes, cassettes, manuals and books published by the Company, various related marketing materials, supplies and other assorted items. The Company's cash and cash equivalents decreased by $600,000 from $600,000 at December 31, 2002 to $0 at March 31, 2002. This decrease is primarily the result of Company spending that resulted in a bank overdraft. The bank overdraft has been accounted for in the Company's financial statements under current liabilities. The value of the Company's Cash and Cash Equivalents represent a snapshot in time and varies daily depending on operational and other revenues generated by the Company. Consequently, while Cash and Cash Equivalents were $0.0 on March 31, 2002, this figure is likely to vary and may not necessarily be indicative of Cash and Cash Equivalents during the second fiscal quarter. The Company has not made estimated tax payments with respect to the year 2002 income taxes. The Company is preparing its federal income tax return for the fiscal year ended December 31, 2001 and believes it should receive a refund of at least $1.2 million.

     At March 31, 2002 the Company had current receivables from related parties in the amount of $100,000 consisting primarily of loans to employees secured by real property.

     The Company's Trade and credit card receivables increased by $100,000 from $1.8 million at December 31, 2001 to $1.9 million at March 31, 2002. Trade and credit card receivables consist principally of restricted cash held in reserve by the Company's credit card processor for refunds and chargebacks. The increase is primarily attributable the Company's transfer of additional revenues to this reserve during the first quarter of 2002.

     Property, plant and equipment decreased by $300,000 from $7.4 million at December 31, 2001 to $7.1 million at March 31, 2002 primarily due to depreciation, and disposal of discontinued operations as of December 31, 2001.

     Current liabilities decreased by $200,000 from $9.8 million at December 31, 2001 to $9.6 million at March 31, 2002. This decrease in current liabilities is primarily attributable to lower deferred revenue. At March 31, 2002, the Company had a bank-overdraft in the amount of $200,000. This bank over-draft is the result of Company spending that resulted in issued checks being returned non-sufficient funds.

     Short-term deferred revenue decreased by $400,000 from $1.3 million at December 31, 2001 to $900,000 at March 31, 2002. Deferred revenue consists primarily of revenues from seminars not yet attended, prepayments for future Pager/informational alert services from Information Quest, and/or subscriptions to the WIN online service. The decrease in deferred revenue is primarily attributable to a decrease in the sale of the services described immediately above (for more complete description of this decrease in sales see "Results of Operations - Revenues" below).

     The current portion of long-term debt increased by $200,000 from $2.6 million at December 31, 2001 to $2.8 million at March 31, 2002. The current portion of long-term debt consists principally of those portions of Company loans that come due within 12 months (for a more complete description of the Company's loans see "Item 7 Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resource" in the Company's Form 10-K for the fiscal period ended December 31, 2001). Accounts payable were $3.8 million at March 31, 2002 compared with $3.6 million at December 31, 2001. The Company attributes the increase in accounts payable primarily to liquidity constraints which have lead to a delay in payment of some accounts payable. The Company had Accrued Expenses of $1.2 million at March 31, 2002 compared with $1.7 million at December 31, 2001. Accrued Expenses consist primarily of accruals for refund payments due under the Company's consumer redress program. The decrease of $500,000 in Accrued Expenses is primarily attributable to the payment of refunds under the Company's consumer redress program during the first quarter of 2002.

     At March 31, 2002, the Company had payables to related parties in the amount $300,000, which primarily represent royalties owed to related companies of Mr. Cook.

     In addition to cash received from its own operations, the Company is entitled to receive payments under a temporary marketing arrangement with ALG, which provides for payments to the Company equal to 35% of ALG's gross proceeds on select educational services. The arrangement may be terminated at any time by either party. During the first quarter of 2002, the Company received approximately $178,000 under this arrangement.

     Other Investments increased by $200,000 from $4.6 million at December 31, 2001 to $4.8 million at March 31, 2002, due primarily to development of residential luxury homes on property owned by the Company ( for a more complete description of the Company's residential luxury home projects see "Item 1 Business" of the Company's Form 10-K for the fiscal period ended December 31,
2001).

     The Company's Other investments include the following:

                                                                Investment
             Description of Investment                        (in thousands)
      --------------------------------------------------------------------------
      Oil and gas properties                            $281                $281
      Hotel and motel investments                        220                 220
      Investments in undeveloped land                  3,193               2,952

                                                                Investment
             Description of Investment                        (in thousands)
      --------------------------------------------------------------------------
      Oil and gas properties                            $281                $281
      Private companies -- Various industries          1,100               1,100
                                                      ------              ------
      Total Other investments                         $4,794              $4,553
                                                      ------              ======

     The Company's principal source of cash in the past has been from the operation of its investment seminars and sales of tapes, books and other materials focused on business strategies and financial and personal wealth management. The Company does not have an established bank line of credit. The cash used by operating activities was $(900,000) as of March 31, 2002 compared with $(100,000) at March 31, 2001. The Company primarily attributes this change to an over-all decline in sales without a corresponding proportional decrease in Selling, General and Administrative Expenses.

     Cash used by investing activities was $400,000 at March 31, 2001, compared with cash used by investing activities in the amount of $(200,000) at March 31, 2002. This change with respect to investing activities during the first quarter of 2002 principally reflects development of residential luxury homes in Western Washington by the Company.

     The Company regularly evaluates other acquisition and investment opportunities, and additional cash resources may be devoted to pursuing such opportunities. In February 2002, the Company, through its wholly owned subsidiary SMILe, entered into a stock purchase agreement to purchase the common stock of Ardayme. Aradyme is a privately held corporation that has been involved in the development of alternative new user friendly data-base applications. This purchase is accounted for using the Cost Method of accounting (for a more complete description of this transaction see "Item 1 Business - Investments" in this Report).

     The Company's practice of using available cash to fund subsidiaries and new non-marketable investments, its working capital deficit, the bank over-draft, the current deficit in cash-flow, the Company's significant long and short term obligations, recent earthquake damage, costs associated with the Company's consumer redress program, the September 11 terrorist attack, the fact that the Company's segment are not generating cash as in the past, and the significant losses in the Company's Other Income have resulted in substantial constraints on liquidity. Consequently, the Company has been unable to pay many of the Company's accounts payable, refunds, benefits, vendors, and other similar obligations in a timely manner, and has also caused the Company to actively seek out additional financing through the re-capitalization of Company assets (for a more complete description of these items affecting liquidity see "Item 7 Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources" in the Company's Form 10-K for the fiscal period ended December 31, 2001). Subsequent to the first quarter, the Company became current in the payment of benefits. If the Company is required to generate cash for working capital purposes from its properties and Other investments, it may not be able to liquidate these assets in a timely manner, or in a manner that allows the Company to realize the full value of the assets. Moreover, much of the Company's owned real property has been collateralized for loans, resulting in diminished equity available for refinancing. (for a more complete description of these loans see "Item 7 Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources" in the Company's Annual Report on the Form 10-K for the fiscal period ended December 31, 2001). Failure to generate adequate cash resources for working capital could require the Company to cut back operations, delay or cancel expansion and development projects, dispose of properties, businesses or investments on unfavorable terms or cause the Company to be unable to meet its obligations.*

     The Company is a party to a limited number of legal proceedings. See Part II, Item 1 of this report for as well as other public documents filed with the Securities and Exchange Commission for a more complete description. The Company has not yet made an estimate of its potential exposure in several pending proceedings and investigations or determined the impact of adverse results in such matters on its financial statements.* The outcome of these matters is difficult to predict and subject to uncertainty, and the legal fees and other costs involved may be material and have been higher in recent periods.* Adverse publicity resulting from these matters may be negatively affecting the Company's business, and further adverse publicity could have further negative effects.* If the Company were found to be liable in certain of these proceedings, the liability could be material.

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

     In August 2001, the FSAB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which replaces SFAS 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS effects financial statements issued for fiscal years commencing after December 15, 2001. The Company does not presently believe the adoption of SFAS No. 144 will have a material effect on the Company's results of operations. For the fiscal year ended December 31, 2001, the Company continues to apply FSAS No. 121 in assessing long-lived assets and APB 17 for intangibles. The Company's long-lived assets include investments in oil and gas properties, stock investments in private companies, goodwill, identifiable intangibles, and minority interests in hotels, and property and equipment.

     Property and equipment are stated at historical costs and depreciated on a straight-line basis over the estimated useful lives of the underlying assets. The estimated useful lives of furniture, fixtures, equipment, and other similar items generally ranges from three to seven years. Goodwill was obtained through the acquisition of the Company's subsidiaries and is tested for impairment according to FSAS 142 "Goodwill and Other Intangible Assets." See Item 7 - Management's Discussion and Analyis of Financial Condition in the Company's Form 10-K for the fiscal period ended December 31, 2002.

     Long-lived assets, including goodwill, are presently assessed for impairment if situations indicate that the carrying amount of those assets needs to be adjusted. Impairment is determined by looking at the present carrying value of the long-lived asset and comparing the asset's present value. Where long-lived assets have a readily ascertainable market value, impairments will be determined by comparing book value to market value. Where a market value is not readily ascertainable, management will apply an un-discounted cash flows approach using its best estimate of future expected un-discounted cash-flows to determine present value. Cash-flow projections are used by management to make these assessments, and involve a degree of judgement. If management's projections show that an impairment exists, then a loss will be recognized in amount by which the carrying value exceeds the present fair value.

Revenue Recognition Policy

     The Company's revenues are divided into five (5) segments (as disclosed in Note W to the Company's Form 10-K for the period ended December 31, 2001):

     Seminar: Revenues for seminars are recognized when services are rendered. Subscription revenues for WIN membership generally are received for up to one year in advance and are recorded and presented in the financial statements as deferred revenue until earned. Although a typical subscription binds the subscriber to prepay, the subscription term begins when the customer receives his log on code. The deferred revenues are recognized on a monthly basis over the term of the contract. If a subscriber cancels within the first twelve months of the service period, any remaining unearned subscription revenue will be recognized into income at the time of the cancellation because the subscription is a binding nonrefundable contract. The Company gives fee access to WIN ranging from three months to 12 months, when it sells various live seminars and self-study courses. The Company accounts for free access to WIN as a sales incentive. The Company's total cost to operate WIN is immaterial. In 2000, the Company recognized revenue on the free access to WIN when the Company recognized revenue for the live seminar and self-study courses. In 2001, the Company changed its estimates of recognizing revenue for free access to WIN over the period of free access to WIN.

     Product Sales: Includes the publishing and distribution of video tapes, audio tapes, and written materials designed to teach various investment and cash flow strategies for investing in the stock market, asset protection and asset accumulation techniques or strategies. Revenues are recognized when finished products are shipped to customers or services have been rendered.

     Pager/Informational Alert Services: The Company sells IQ pager services in twelve or twenty-four month contract subscriptions, but receives the revenue in advance, which is presented in the financial statements as deferred revenue until earned. The Company has also begun to sell an Informational Alert Service called Daily IQ. Subscriptions to Daily IQ are offered in the same manner as subscriptions to the IQ Pager. The deferred revenues for the IQ Pager and Daily IQ are recognized on a monthly basis over the term of the contract.

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

Results of Operations

Three Months Ended March 31, 2002 Compared with the Three Months Ended March 31, 2001

     Revenue. Revenue from continuing operations was $5.8 million for the quarter ended March 31, 2002, compared with $12.3 million as of March 31, 2001. The decrease of $6.5 million is primarily attributable to an over-all reduction in revenues from all of the Company's operating segments.

     During the first quarter of 2002, Seminar segment revenues decreased by $5.2 million from $10.0 million in the first quarter of 2001 to $4.8 million in the first quarter of 2002. The Company believes the lower overall Seminar segment revenue was primarily the result of lower sales due to a general economic downturn in the U.S. economy that has caused consumer spending to falter in recent periods; reduced attendance at the Company's seminars following the September 11th terrorist attacks causing a reluctance by the public to travel; the previous year's downward trend in the stock and option markets; the effects of negative press coverage related to recent Federal Trade Commission action; and to some extent liquidity constraints. The Company is also evaluating whether its business may be seasonal with demand for the Company's products and services slowing during the summer months, as well as at the year end.

     The U.S. economy has suffered a general economic down-turn in recent fiscal quarters. As a result of the economic downturn, the pace of consumer spending has likewise faltered in most sectors of the economy. In short, the Company believes that the recent economic downturn has resulted in fewer customers making fewer expenditures on the Company's seminars. The Company is attempting to counter-balance the effects of the current economic downturn by offering rebates and discounts in order to attract greater customer interest. While the Company is taking steps to counter-balance the effects of this economic downturn, the Company cannot guarantee that these steps will be successful.

     The September 11, 2001 terrorist attack (the "Attack") on the World Trade Center in New York and the Pentagon in Virginia has had an adverse impact on the Company's operations and ability to supply seminar services to its clientele. Initially after the Attack, the Company was forced to cancel some of its previously scheduled seminars during the month of September, and to reschedule others. Cancellation and rescheduling resulted in the loss and/or deferment of significant revenue. Also as a result of the Attack, some U.S. residents seem to be choosing to travel less frequently, and if they must travel, to take alternative means to air transport. A significant portion of customers who attend the Company's events travel by airplane. The Company's revenues in future periods could be adversely effected, if a large percentage of the Company's potential customers choose not to travel to Company events or use the Company's travel services. The Company's management assessing modification of its Business Plan in order to limit its overall dependence on customers who travel by air. Such modification includes tailoring marketing efforts to attract a larger percentage of event attendees from the locations where events are held.* While the Company intends on taking steps to reduce the potential negative effects of the Attack on operations, the Company cannot guarantee that these steps will be successful.*

     The stock and option markets have experienced significant volatility in recent periods as well as a general decline in value during 2001. The Company believes that this volatility and general decline caused individual investors to limit or avoid participating in investing activities during the first quarter of 2002. In turn, the Company believes that this decline in interest in the stock and options markets has led to a similar decline in the public's interest in the Company's products and services, as these products and services are geared toward educating individual traders about strategies for trading in the capital markets.

     On February 20, 2002, the FTC filed an application for a motion for contempt (the "Application") in the Federal District Court for Western Washington, claiming that the Company had allegedly violated provisions of the Order. According to the FTC, the alleged violations involve disclosure of the Company's rate of return, substantiation of promotional claims, and compliance with consumer redress program deadlines and payment obligations. The Company is reviewing the Application and is preparing a response for the hearing on the Application scheduled for June 28, 2002. While the Company believes that the FTC's actions are unmerited, the Company has been working closely with the FTC in resolving the matter and has made substantial progress toward getting this matter resolved. However, as a result of the FTC's Application, the Company experienced a great deal of negative press coverage both locally and nationally. The Company believes that this negative press coverage may have persuaded many potential customers either not to purchase the Company's seminars or to request a refund for seminars already purchased.

     The Company also believes that current liquidity constraints may be playing a role in the decline in over-all revenues. Due to declining revenues the Company has experienced liquidity constraints in the last several fiscal periods. To some extent during the first quarter of 2002, liquidity constraints have hampered the Company's ability to advertise its products and services and have interfered with the functioning of vendor relationships. In turn, these effects have made it more difficult to attract customers, develop new products, and provide the full compliment of the Company's seminars.

     Revenues from the Product sales segment decreased by $900,000 from $1.5 million in the first quarter of 2001 to $600,000 during the quarter ended March 31, 2002. The decrease in Product Sales is primarily due to the same factors affecting the Seminar segment (the Company's products are typically marketed through the Seminar segment) as described above.

     Revenue in the Pager/informational alert services segment decreased by $100,000 from $300,000 at March 31, 2001 to $200,000 at March 31, 2002. The
decrease in Pager/informational alert services revenue resulted from reduced demand for this segment's products and services, and fewer renewals of existing subscriptions. The Company believes this decrease is the result of lower overall sales due the same factors affecting the Seminar segment (Pager/Informational Alert Services are primarily marketed at Company seminars and/or in related marketing materials) as discussed above. Additionally, the Company believes that recent advancements in two-paging technology and in the telecommunications industry have lead to intense competitive pressures within this segment's market niche, and ultimately has resulted in decline in interest in the Company's original one-way pager service called the IQ Pager. In response to such competition, the Company reformatted this segment's pager services in the form of an interactive

Informational/Alert Service called Daily IQ. In future periods, this segment's revenues shall be derived from IQ Daily (for a more complete description of Daily IQ see "Item 1. Business" of this Report).

     Revenue from the Company's travel segment decreased by $200,000 from $400,000 during the quarter ended March 31, 2001 to $200,000 for the comparable period of 2002. The decrease is primarily attributable the continuing negative effects of the Attack, and a decline in the Company's over-all use of its travel agency services to book air and travel accommodations. In addition, there has been an overall decrease in commissions received on travel booking that has negatively affected the travel segment revenues. The Company is the primary client of its wholly owned travel agency Ideal Travel Concepts, Inc.

     The Other segment, consisting primarily of the Company's real estate development operations and advertising agency, decreased by $900,000 from $900,000 in the quarter ended March 31, 2001 to $0 during the comparable period in 2002. This decrease is primarily due to the Company's reduced reliance on its in-house advertising agency during the first quarter of 2002. The Company's over-all reduction in the amount of advertising placed through its in-house advertising agency resulted in a reduction in the receipt of related advertising commissions. Reduced reliance on the Company's in-house advertising agency is primarily attributable to the Company's reduction in over-all advertising expense during 2002 and the Company's greater reliance on third party vendors to place its marketing materials.

     Cost of Sales. Cost of revenue decreased by $3.0 million from $4.9 million in the quarter ended March 31, 2001 to $1.9 million for the quarter ended of March 31, 2002. This decrease in cost of revenue is due to a decrease in the Cost of Sales of the Company's Seminars, Product Sales, Pager/Informational Alert Services, and Other segments.

     Cost of Sales attributable to the Company's Seminar segment decreased by $1.9 million from $3.5 million for the quarter ended March 31, 2001 to $1.6 million for the comparable quarter in 2002. This decrease was primarily the result of a reduction in revenues in the Seminar segment, and to some extent management's continued implementation of cost controls and more efficient use of existing Company resources. Cost of Product Sales decreased by $500,000 from $800,000 in the quarter ended March 31, 2001 to $300,000 for the quarter ended March 31, 2002. This decrease was primarily due to a reduction in revenues in the Seminar segment, and to some extent management's continued implementation of cost controls and more efficient use of existing Company resources.

     The cost of revenue for the Pager/informational alert services segment was $43,000 and did not change significantly from the comparable quarter in 2001. The cost of revenue for Travel Service segment did not fluctuate significantly between the quarter ended March 31, 2001 and the quarter ended March 31, 2002.

     The Other segment cost of revenue decreased by $600,000 from $600,000 at March 31, 2001 to $0 for the quarter ended March 31, 2002. The decrease primarily represents the Company's reduced reliance on its in-house advertising agency as described above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2002 were $4.9 million compared with $7.7 million in the comparable period in 2001. The decrease of $2.8 million is primarily attributable to declines in payroll expense, postage, purchases, and state and federal taxes. While Selling, General, and Administrative Expenses decreased during the first quarter of 2002, this decrease was not as proportionally large as the decrease in the Company's consolidated revenues.

     Operating Income. The Company's operating income changed by $800,000 from $(300,000) for the quarter ended March 31, 2001 compared to $(1.1) million for the quarter ended March 31, 2002. This change in operating income resulted principally from a decline in revenues in the Company's operating segments without a corresponding proportional decline in Selling General and Administrative Expenses.

     Operating income in the Seminar segment changed by $200,000 from $(500,000) for the quarter ended March 31, 2001 to $(700,000) for the quarter ended March 31, 2002. This change was primarily attributable to a decline in revenues without a corresponding proportional decline in Selling General and Administrative Expenses attributable to the Seminar segment. Operating income in the Product Sales segment changed by $100,000 from $(300,000) for the quarter ended March 31, 2001 compared with $(200,000) for the quarter ended March 31, 2002. This change was primarily attributable to a decline in revenues without a corresponding proportional decline in Selling General and Administrative Expenses attributable to the Product Sales segment.

     Operating income in the Pager/informational alert services segment changed by $200,000 from $200,000 in the quarter ended March 31, 2001 to $0 for the quarter ended March 31, 2002. This change was primarily attributable to a decline in revenues without a corresponding proportional decline in Selling General and Administrative Expenses attributable to the Pager/informational alert service segment.

     Operating income in the Travel services segment changed by $100,000 from $(100,000) at March 31, 2001 to $0 at March 31, 2002. This change was primarily attributable to a decline in revenues without a corresponding proportional decline in Selling General and Administrative Expenses attributable to the Travel segment.

     Other segment operating income changed by $300,000 from $200,000 for the quarter ended March 31, 2001 compared to $(100,000) for the quarter ended March 31, 2002. This change was primarily attributable to a decline in revenues without a corresponding proportional decline in Selling General and Administrative Expenses attributable to the Other segment.

     Other Income (Expenses). Total other income was $(20,000) and did not change significantly from the quarter ended March 31, 2001. During the quarter ended March 31, 2002, the Company experienced a realized and unrealized gain on the trading of securities in the amount of ($23,000) compared with a loss of $(700,000) in a comparable period of 2001. The Company attributes the $677,000 improvement on trading securities to a general improvement in the U.S. capital markets resulting in larger unrealized gain in the value of Company held securities. The Company records its investment in trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and therefore, adjusts marketable securities to market value, thereby reflecting changes in market value through the income statement in the current period. The Other portion of Other Income decreased by $500,000 from $700,000 at March 31, 2001 to $200,000 at March 31, 2002. The principal reason for this decrease is declines in marketing fees from the Anderson Law Group (for a more complete description of these marketing fees see "Note 3" of the "Notes to Interim Financial Statements" of this Report).

     Income (loss) before income taxes for the quarter ended March 31, 2001 was $(400,000), compared with $(1.1) million for quarter ended March 31, 2001.

     Income Taxes. The Company's financial statements reflect income tax benefit of $(100,000) and $(200,000) for the years ended 2001 and 2002, respectively, reflecting a losses for the Company during 2001 and 2002 respectively. The Company's effective tax rates have historically differed from the federal statutory rate primarily because of certain deferred revenues, unrealized gains and losses on trading securities, accelerated depreciation and state taxes. As a result of the foregoing, the Company experienced a net loss from operations of $(200,000), in 2001, compared with a loss of $(900,000) in 2002. The Company took into consideration Net Operations Loss carry backs and carry forwards and deemed the income tax benefit realizable.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

     See Note M to the Company's  audited  financial  statements  included under
Item 8 of the Company's Form 10-K for the fiscal period ended December 31, 2001.

     The Company is exposed to changes in interest rates affecting the return on its notes receivable and investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in interest rates.

     The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investments and notes receivables. The Company has not used derivative financial instruments in its investment portfolio. The Company places many of their non-marketable investments with enterprises with which it has majority control and thus limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Company payables are at fixed rates and therefore are not affected by market forces.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

     During the year ended December 31, 2001, the Company resolved 3 of its previously reported legal proceedings. This section generally contains a description of previously unreported material threatened or pending legal proceedings and updated information regarding previously reported material threatened or pending legal proceedings to which the Company or any of its subsidiaries is a party or which any of their properties is subject as to which there were material developments during the period since the last report. The Company has established a threshold amount for determining whether particular legal proceedings will be deemed a material event to the Company. For the purposes of this section, the Company shall consider as material and report those legal proceedings in which potential liabilities (excluding legal expenses) exceed $300,000. Actions required by Item 103 of Regulation S-K regardless of threshold dollar amounts will continue to be reported as in the past (for a more complete description of existing Legal Proceedings, please see the Company's Form 10-K for year ended December 31, 2001 and other previously filed periodic reports.

Item 2. Changes in Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     During the first quarter of 2001, the Company issued 1,922,500 shares of common stock to employees and select independent speaking consultants as part of an incentive stock bonus. The shares were granted pursuant to the Company's 1997 Incentive Stock Plan (the "Plan"). The shares of common stock issued pursuant to the Plan were registered on Form S-8 with the Securities and Exchange Commission on April 19, 1999.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

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

       2.10(3) Assignment and Assumption of Interest, Consent Agreement, Memorandum of Terms re: Airport Hotel Partners, L.L.C.

       2.11(3)      Limited Liability  Company Interest  Purchase  Agreement re:
                    Woods Cross Hotel Partners, L.C. dated November 29, 1997

       2.12(3) Limited Liability Company Interest Purchase Agreement with exhibits re: Park City Hotel Partners, L.C. dated February 4, 1997

       2.13(3) Memorandum of Terms, Assignment and Assumption of Interest, Warranty Deed re: Airport Lodging Associates, L.L.C.

       2.14(4) Share Exchange Agreement, dated January 1, 1998, between WCFC & Quantum Marketing, Inc.

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

      10.51(10)     Third Amendment to Open-Ended  Product Agreement dated March
                    15, 2000 between Wade Cook Financial Corporation and Wade B.
                    Cook

      10.52(11)     Promissory Note in favor of Centrum Financial Services, Inc.
                    dated May 30, 2001

      Exhibit
      Number        Description
      --------      ------------
      10.53(12)     Promissory Note in favor of Centium Financial Services, Inc.
                    dated August 10, 2001

      10.54(12)     Promissory  Note in favor of  Seattle  Funding  Group,  Ltd.
                    dated July 26, 2001

      10.55(12)     Promissory Note in favor of Bismark Mortgage  Company,  LLC dated September 28, 2001

      10.56(12)     Meeting  and  Retail  Sales  Distribution   Agreement  dated
                    November 9, 2001 between Wade Cook Financial Corporation and
                    First Scientific, Incorporated

      10.57(12)     Licensing  Agreement  dated  September  2001  between  Stock
                    Market Institute of Learning, Inc. and B4UTrade.com

      10.58(12)     Third Amendment to Open-Ended  Product  Agreement dated June
                    30, 2001 between Wade Cook Financial Corporation and Wade B.
                    Cook

      16.1(9)       Letter re: Change in Certifying Accountant

      99.1(8) Consent Decree between the Federal Trade Commission, as plaintiff, and the Company, as defendant, entered with the U.S. District Court, Western District of Washington on October 13, 2000. (Confidential treatment has been granted as to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.)
-------------------------

* This document has been identified as a management contract or compensatory plan or arrangement.
(1) Previously filed as an exhibit to the Company's registration statement on Form 10 filed with the SEC on April 30, 1997, as amended on June 29, 1997 and September 24, 1997
(2) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1998
(3) Previously filed as an exhibit to the Company's Form 10-K/A filed with the SEC on July 20, 1998
(4) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on August 8, 1998
(5) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 16, 1998
(6) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1999
(7) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 2000
(8) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 14, 2000
(9) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on December 4, 2000
(10) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on April 16, 2001
(11) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on August 14, 2001
(12) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on April 26, 2002

(b)  Reports on Form 8-K

     On February 25, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission. The Form 8-K addressed two items. First, the Form 8-K disclosed that the Company was postponing a 10-for-1 reverse stock split scheduled to occur on February 28, 2002. The Company did not select an alternative reverse split date. Second, the Form 8-K also addressed the Federal Trade Commission's ("FTC") Application for a Motion for Contempt ("Application") filed in the Federal District Court for Western Washington on February 20, 2002. The Application alleged the Company's non-compliance with the voluntary Consent Decree entered into between the Company and the FTC on October 5, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned duly authorized.

                                    WADE COOK FINANCIAL CORPORATION



May 20, 2002                        /s/ Wade B. Cook
                                    --------------------------------------------
                                    Wade B. Cook, Chief Executive Officer and
                                    Chief Accounting Officer
                                    (Principal Financial and Accounting Officer
                                     and Duly Authorized Officer)

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

       2.10(3) Assignment and Assumption of Interest, Consent Agreement, Memorandum of Terms re: Airport Hotel Partners, L.L.C.

       2.11(3)      Limited Liability  Company Interest  Purchase  Agreement re:
                    Woods Cross Hotel Partners, L.C. dated November 29, 1997

       2.12(3) Limited Liability Company Interest Purchase Agreement with exhibits re: Park City Hotel Partners, L.C. dated February 4, 1997

       2.13(3) Memorandum of Terms, Assignment and Assumption of Interest, Warranty Deed re: Airport Lodging Associates, L.L.C.

       2.14(4) Share Exchange Agreement, dated January 1, 1998, between WCFC & Quantum Marketing, Inc.

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

      Exhibit
      Number        Description
      --------      ------------
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

      10.45(7) Promissory Note dated December 20, 2000 made by Stock Market Institute of Learning, Inc. in favor of Sun Life Assurance Company of Canada

      Exhibit
      Number        Description
      --------      ------------
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

      10.51(10)     Third Amendment to Open-Ended  Product Agreement dated March
                    15, 2000 between Wade Cook Financial Corporation and Wade B.
                    Cook

      10.52(11)     Promissory Note in favor of Centrum Financial Services, Inc.
                    dated May 30, 2001

      10.53(12)     Promissory Note in favor of Centium Financial Services, Inc.
                    dated August 10, 2001

      10.54(12)     Promissory  Note in favor of  Seattle  Funding  Group,  Ltd.
                    dated July 26, 2001

      10.55(12)     Promissory Note in favor of Bismark Mortgage  Company,  LLC dated September 28, 2001

      10.56(12)     Meeting  and  Retail  Sales  Distribution   Agreement  dated
                    November 9, 2001 between Wade Cook Financial Corporation and
                    First Scientific, Incorporated

      10.57(12)     Licensing  Agreement  dated  September  2001  between  Stock
                    Market Institute of Learning, Inc. and B4UTrade.com

      10.58(12)     Third Amendment to Open-Ended  Product  Agreement dated June
                    30, 2001 between Wade Cook Financial Corporation and Wade B.
                    Cook

      16.1(9)       Letter re: Change in Certifying Accountant

      99.1(8) Consent Decree between the Federal Trade Commission, as plaintiff, and the Company, as defendant, entered with the U.S. District Court, Western District of Washington on October 13, 2000. (Confidential treatment has been granted as to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.)
-------------------------

* This document has been identified as a management contract or compensatory plan or arrangement.
(1) Previously filed as an exhibit to the Company's registration statement on Form 10 filed with the SEC on April 30, 1997, as amended on June 29, 1997 and September 24, 1997
(2) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1998
(3) Previously filed as an exhibit to the Company's Form 10-K/A filed with the SEC on July 20, 1998
(4) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on August 8, 1998
(5) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 16, 1998
(6) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 1999
(7) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 31, 2000
(8) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 14, 2000
(9) Previously filed as an exhibit to the Company's Form 8-K filed with the SEC on December 4, 2000
(10) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on April 16, 2001
(11) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on August 14, 2001
(12) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on April 26, 2002