Form 10-Q
period 2002-06-30
WADE COOK FINANCIAL CORP
filed 2002-09-05
CIK 894417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-29342

WADE COOK FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	91-1772094
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification number)

14675 Interurban Avenue South

Seattle, Washington, 98168

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (206) 901-3000

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of June 30, 2002 was 65,190,348 shares.  Reported total outstanding shares includes a downward adjustment of 55,000 shares of common stock which corrects a clerical error made with respect to the registrant’s total outstanding shares as reported in Form 10-Q for the fiscal period ended March 31, 2002.

WADE COOK FINANCIAL CORPORATION

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

Wade Cook Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)	June 30, 2002	December 31, 2001
Assets:
Current assets:
Cash and cash equivalents	$—	$643
Marketable securities	101	155
Receivable from construction loan	234	809
Receivables, trade and credit card	1,845	1,803
Inventory	1,240	1,510
Notes receivable — employees, current portion	84	84
Due from related parties	132	119
Deferred tax assets	1,127	936
Income tax refund receivable	3,687	3,053
Prepaid expenses	86	45

Total current assets	8,536	9,157

Property, plant and equipment, net of depreciation	6,851	7,446

Goodwill, net of amortization	578	1,149

Other assets:
Other investments	5,202	4,553
Deposits in other assets	326	408
Notes receivable, employees	1,005	1,047

Total other assets	6,533	6,008

Total assets	$22,498	$23,760

	June 30, 2002	December 31, 2001
Liabilities and shareholders’ equity:
Current liabilities:
Bank overdraft	$362	$—
Current portion of long-term debt	2,765	2,625
Accrued expenses	1,457	1,730
Accounts payable	5,018	3,596
Margin loans in investment accounts	—	2
Payroll, payroll tax and other accrued taxes	909	214
Deferred revenue	884	1,270
Payables, related parties	349	317
Total current liabilities	11,744	9,754
Due to related party, long term	2,045	2,045
Long-term debt	4,648	4,569
Deferred revenue	1,413	1,083
Total long-term liabilities	8,106	7,697

Total liabilities	19,850	17,451

Minority interest	673	668

Shareholders’ equity:
Preferred stock	—	—
Common stock	64	64
Paid-in capital	4,845	4,845
Prepaid advertising	(61)	(110)
Retained earnings (accumulated deficit)	(2,233)	1,469
	2,615	6,268

Less: common stock in treasury at cost:	(640)	(627)

Total shareholders’ equity	1,975	5,641
Total liabilities, minority interest, and stockholders’ Equity	$22,498	$23,760

Wade Cook Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
(in thousands, except per share data)	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenue, net of returns and discounts	$4,922	$10,395	$10,695	$22,672

Costs and expenses:
Cost of revenue	2,243	3,780	4,192	8,688
Selling, general and administrative	5,255	6,859	10,129	14,570
Total operating costs	7,498	10,639	14,321	23,258

Loss from operations	(2,576)	(244)	(3,626)	(586)

Other income (expense):
Interest and dividends	33	57	67	119
Loss on trading securities	(152)	(181)	(175)	(860)
Interest expense	(277)	(127)	(457)	(236)
Loss on disposition of assets(s)	—	(190)	(46)	(190)
Other income	117	479	312	1,180
Goodwill impairment	(552)	—	(552)	—
Total other income (expenses)	(831)	38	(851)	13

Loss before income taxes	(3,407)	(206)	(4,477)	(573)
Tax benefit	(626)	(79)	(810)	(226)
Minority interest	—	3	5	7

Loss from continuing operations	$(2,781)	$(130)	$(3,672)	$(354)

Extraordinary loss (net of income tax benefit of $15)	—	—	(29)	—

Net loss	$(2,781)	$(130)	$(3,701)	$(354)

Earnings per share:
Net loss	$(0.04)	$—	$(0.06)	$(0.01)

Weighted average number of shares	64,615	64,064	64,615	64,064

Wade Cook Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Six Months Ended
(in thousands)	June 30, 2002	June 30, 2001
Cash used operations	$(813)	$(1,726)

Cash provided by (used in) investing activities	(641)	663

Cash provided by financing activities:
Net borrowings	811	526

Net decrease in cash	$(643)	$(537)

Wade Cook Financial Corporation and Subsidiaries

Notes to Interim Financial Statements

June 30, 2002

1.              Basis for Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  For further information, refer to “Factors Affecting Future Results,” and to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “Form 10-K”) and the risk factors contained in Exhibit 99.2 attached hereto.

2.              Earnings per Share

Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.

3.              The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

Balance as of January 1, 2002	$1,130
Cumulative effect of accounting change	552
Balance as of June 30, 2002	578

The Company performed a transitional impairment test of its goodwill as of June 30, 2002. Due to, among other things, the overall softening of the travel market and the related decline in seminar segment, the Company recorded a goodwill transitional impairment loss of $552 thousand, which was recorded during the second quarter as a cumulative effect of an accounting change in the Company’s Consolidated Statements of Operations. The fair value of the reporting unit giving rise to the transitional impairment loss was estimated using the expected present value of future cash flows.

Due to the adoption of SFAS 142 on January 1, 2002, the Company ceased amortizing goodwill. Had SFAS 142 been in effect during the three and six months ended June 30, 2001, the Company would not have recorded goodwill amortization expense of $13 thousand and $27 thousand, respectively. The following summarizes net loss adjusted to exclude goodwill amortization expense, and the related tax effect, that is no longer subject to amortization (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported net loss	$2,781	$130	$3,672	$354
Goodwill amortization, net of tax	—	8	—	16
Adjusted net loss	$2,781	$122	$3,672	$338

Earnings per share — as reported	$(.04)	$—	$(.06)	$(.01)
Earnings per share — adjusted	$(.04)	$—	$(.06)	$(.01)

4.              Licensing Arrangement

In June of 1999, the Company initiated an informal licensing arrangement with the Anderson Law Group (“ALG”) with respect to licensing of certain intellectual property. Under the temporary licensing arrangement, the Company receives payments in the form of marketing fees equal to 35% of ALG’s gross proceeds from select services. As of the second fiscal quarter of 2002, the Company had received  $298,000 in marketing fees from ALG.  Proceeds from ALG are accounted for under the “Other income” classification under “Other Income and Expense” on the Company’s Consolidated Statements of Operations.

5.              Contingencies

The Company is subject to legal proceedings and claims, which were discussed in detail in the 2001 Form 10-K, and other documents previously filed with the Securities and Exchange Commission.  The Company is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated.  The results of the Company’s legal proceedings cannot be predicted with certainty; however, although management does not presently anticipate liability related to many of the legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations, it has not yet made an estimate of its potential exposure in several pending proceedings and investigations or determined the impact of adverse results in such matters on its financial statements.

6.     Segment Reporting

During 1998, the Company adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which establishes standards for the way that companies report information about operating segments, based on the approach that management utilizes to organize the segments for management reporting and decision making.

The Company operates through five business segments: Seminars, Product Sales, Pager/informational alert services, Travel services, and Other.  The Seminars segment primarily conducts educational seminars on strategies for trading in the stock market and buying and selling real estate.  The Product Sales segment includes the publishing of books, CDs, videotapes, audio tapes, and written materials designed to teach various trading and cash flow strategies for trading in the stock market, asset protection, and asset accumulation techniques.  The Pager/informational alert service segment produces the IQ Pager and Daily IQ.  The IQ Pager offers subscribers with one-way paging services for receiving stock market related information.  In the first quarter of 2002, the Company launched Daily IQ.  Daily IQ is an interactive information alert service that allows subscribers to customize stock market informational alerts.  Unlike the IQ Pager, Daily IQ can be accessed on any email enabled device including Palm Pilots, computers, and cell phones. Daily IQ is expected to replace the IQ Pager by the end of 2002.   The Travel service segment is a travel agency that is also in the business of selling travel agent training kits.  The Other segment primarily includes residential real estate development projects, and an inter-company advertising agency.  The Company entered into a sales and distribution agreement with respect to a line of skin care products identified under the brand name Fresh Cleanse®.  As of the second quarter of 2002, the Company had neither executed sales of the Fresh Cleanse product line nor commenced significant operations related thereto.  As a result, the Company has not provided separate accounting relating to the Fresh Cleanse product line.

Information on the Company’s business segments for the three months ended June 30,

(in thousands)	2002	2001
Net revenues and sales
Seminars	$4,066	$8,383
Product sales	507	1,442
Pager/informational alert services	134	292
Travel service	183	333
Other	33	487
Less: inter-company sales	(1)	(542)
	$4,922	$10,395

Cost of sales
Seminars	$1,915	$2,745
Product sales	261	501
Pager/informational alert services	67	92
Travel service	—	2
Other	—	517
Less: inter-company sales	—	(77)
	$2,243	$3,780

Operating income
Seminars	$(2,171)	$(337)
Product sales	(350)	24
Pager/informational alert services	(21)	199
Travel service	(35)	(55)
Other	1	(64)
Less: inter-company sales	—	(11)
	$(2,576)	$(244)

Information on the Company’s business segments for the six months ended June 30,

(in thousands)	2002	2001
Net revenues and sales
Seminars	$8,826	$18,409
Product sales	1,122	2,965
Pager/informational alert services	298	631
Travel service	423	762
Other	33	1,368
Less: inter-company sales	(7)	(1,463)
	$10,695	$22,672

Cost of sales
Seminars	$3,522	$6,224
Product sales	560	1,260
Pager/informational alert services	110	145
Travel service	—	2
Other	—	1,159
Less: inter-company sales	—	(102)
	$4,192	$8,688

Operating income
Seminars	$(2,835)	$(848)
Product sales	(586)	(293)
Pager/informational alert services	8	421
Travel service	(70)	45
Other	(143)	115
Less: inter-company sales	—	(26)
	$(3,626)	$(586)

(in thousands)	June 30, 2002	December 31, 2001
Net Identifiable assets
Seminars	$—	$—
Product sales	270	508
Pager/informational alert services	1,232	1,232
Travel service	83	71
Other	50	50
Segmented assets	1,635	1,861
Corporate assets	12,922	12,922
Total identifiable assets	$14,557	$14,783

Accumulated Depreciation
Seminars	$—	$—
Product sales	252	431
Pager/informational alert services	968	845
Travel service	62	59
Other	26	19
Segmented assets depreciation	1,308	1,354
Corporate assets depreciation	6,398	5,983
Total accumulated depreciation	$7,706	$7,337
Net identifiable assets	$6,851	$7,446

7.     Other Events.

Earthquake and Flooding Damage. On February 28, 2001, an earthquake (the “Earthquake”) measuring 6.8 on the Richter scale struck Western Washington. In concert with the earthquake, Wade Cook Financial Corporation’s (“WCFC”) corporate headquarters (the “Headquarters”), located in Seattle, Washington, experienced severe localized water damage (the “Flooding”). The Headquarters is home to WCFC, as well as the Stock Market Institute of Learning, Inc. (“SMILe”), Lighthouse Publishing Group, Inc. (“Lighthouse”), and Information Quest, Inc. (“IQ”), all wholly owned subsidiaries of WCFC. Collectively SMILe, Lighthouse, and IQ account for the majority of WCFC’s annual revenues.  The Company-owned Headquarters serves as the base of operations for the Company’s executive management and houses the Company’s sales, legal, accounting, support, and administrative departments.

The combination of the Earthquake and Flooding caused the Company to significantly reduce operations for a period, and rendered one half of the Headquarters temporarily unusable until July of 2001.  It is not presently known when the corporate headquarters will again be fully restored. The inability to fully restore the corporate headquarters has caused and continues to cause the Company to incur substantial continuing and extra expenses. At this time, the Company does not have a final estimate of the full extent of property damage, lost profits, goodwill, and associated expenses incurred on account of the Earthquake and the Flooding, but believes such combined losses could exceed $5,000,000.  Currently, the Company is engaged in litigation with Caliber One Indemnity Company to obtain proceeds under the Company’s relevant commercial property insurance policy (for a more complete description of this litigation see “ Legal Proceedings” of  the Form 10-K for the fiscal period ended March 31, 2002 and other previously filed reports).

8.     Going Concern.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  However, the Company has sustained significant operating losses for the years ended December 31, 2001, 2000, and 1999.  In addition, the Company has used substantial amounts of working capital in its operations.  Furthermore, at December 31, 2001, 2000, and 1999, current liabilities exceeded current assets by $215,000, $1.3 million, and $2.7 million respectively.  Also at June 30, 2002, the Company entered a retained earnings deficit.  In view of these matters, realization of a major portion of assets in the accompanying balance sheets is dependant upon continued operations of the Company, which in turn is dependant upon the Company’s ability to meet its working capital requirements, and the success of its future operations.  Management has taken steps to reduce costs, and promote profitability and liquidity in past fiscal periods, and contemplates similar steps in future fiscal periods.  By closing many the Company’s unprofitable Education and Distribution Centers, the Company been able to redirect significant attention and focus on its core business of conducting education investment seminars.  In addition, the reduction of total employee work-force and management’s continued monitoring of variable costs has had some effect on general efficiency and a decrease in selling, general, and administrative expenses.  While management makes no guarantees that the steps it has taken  (or will take) shall be successful, it believes that the actions presently being taken to revise the Company’s operations and financial requirements provide the opportunity for the Company to continue as a going concern.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Information

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as “expects,” “believe,” “believes,” “plan” “plans,” “anticipate,” “anticipates,” “is anticipated,” or stating that certain actions, events or results “will,” “may,” “should,” or “can” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Forward-looking statements are based on expectations, estimates and projections of the Company’s management at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by the Company.  Such risks and uncertainties include, but are not limited to, the Company’s working capital deficiency and liquidity constraints, the effects of the Company’s technical noncompliance with Form 10-K filed in the year ending December 31, 2000, the effect that volatility in the stock market may have on the interest of customers in the Company’s seminars, products and services and on the Company’s own investments, the level of resources that may be required by the Company’s consumer redress program, the Company’s continuing compliance with state and federal agreements, the Company’s ability to manage its growth and to integrate recent acquisitions, fluctuations in the commercial real estate market, adverse economic conditions, the influence on the management of the Company by Wade B. Cook, the Company’s Chief Executive Officer (“Mr. Cook”), the possibility of adverse outcomes in pending or threatened litigation and actions involving the Company, consequences associated with the Company’s policy of committing available cash to additional investments, lack of liquidity in the Company’s investments, damage and disruption to operations caused by the February 28, 2001 earthquake and flooding, potential future deferment of accrued payroll obligations, recent director resignations, and other risks and uncertainties discussed herein and those detailed in the Company’s other Securities and Exchange Commission (the “SEC”) filings.  Investors are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis, estimates and opinions as of the date hereof.  The Company undertakes no obligation to update forward-looking statements if circumstances, or management’s analysis, estimates or opinions should change.  For the convenience of the reader, the Company has attempted to identify forward-looking statements contained in this report with an asterisk (*).  However, the omission of an asterisk should not be presumed to mean that a statement is not a forward-looking statement within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

General

                Wade Cook Financial Corporation is a holding company that, through its operating subsidiary, Stock Market Institute of Learning (“SMILe” formerly known as Wade Cook Seminars, Inc.), conducts financial education seminars and produces and sells related video and audio tapes, books and other written materials.  The Company’s core business is financial education, through its seminar and publishing concerns.  These core businesses are complemented by a financial information one-way pager service (“IQ Pager”), an interactive informational alert service (“Daily IQ”), and a subscription based online bulletin service (“Wealth Information Network”, or “WIN”) that provides stock market information and illustrates the strategies taught in the Company’s seminars and publications.

Two of the Company’s operating subsidiaries, Left Coast Advertising, Inc., and Lighthouse Publishing Group, Inc., conduct advertising and publishing services respectively.  During the first six months of 2002, the Company did not rely on Left Cost Advertising, Inc., but rather relied on outside third party vendors to fulfill the Company’s marketing needs.

                In August 1997, the Company was assigned all interests and rights in Worldwide Publishers, Inc. (“Worldwide”), a publisher of inspirational and childrens’ books, Origin Book Sales, Inc. (“Origin”), a seller of books, audio cassettes, art and software and the exclusive distributor for Worldwide (“Worldwide”); Gold Leaf Press, Inc. (“Gold Leaf”), a publisher of fiction and non-fiction books; and Ideal Travel Concepts, Inc. (“Ideal”), a provider of travel related services and travel agent training. The aggregate consideration in these acquisitions consisted of a cancellation of $275,000 in indebtedness to the Company and 423,294 shares of the Company’s common stock.

                In January 1998, the Company acquired Quantum Marketing, Inc. (“Quantum”), a corporation that provides local marketing of SMILe products and services. The Company acquired all the issued and outstanding capital stock of Quantum in exchange for 45,000 shares of the Company’s common stock for a deemed purchase price of $189,000.  The Company discontinued the operations of Origin and Quantum in the fiscal year ended 2001 (for a more complete description of these events see “Item 1. Business” of the Company’s Form 10-K for the year ended December 31, 2001).

                In January 1998, the Company was assigned all interests in Information Quest, Inc. (“IQ”), a corporation that markets a paging service which provides subscribers with up-to-date stock market and financial information. The Company received all the issued and outstanding capital stock of IQ in exchange for 45,000 shares of the Company’s common stock for a deemed purchase price of $188,000.

Investments.

The Company regularly evaluates acquisition and investment opportunities, and additional cash resources may be devoted to pursuing such opportunities.  In February 2002, the Company, through its wholly owned subsidiary SMILe, entered into a Stock Purchase Agreement to purchase the common stock of Ardayme Development Corporation (“Aradyme”).  Under this stock purchase agreement, the Company purchased 62,096 shares of Aradyme restricted common stock for a purchase price of $25,000.  Aradyme is a privately held corporation that has been involved in the development of alternative new user friendly data-base applications.   Aradyme’s alternative database technology seeks to allow users to modify database parameters without deconstructing and re-constructing the underlying database information involved.

The Company holds additional investments in oil and gas properties, private and public companies, real estate, and a minority interest in a hotels (for a more complete description of these investments see “Item 1. Business — Investments”  in the Company’s Form 10-K for the fiscal  period ended December 31, 2001).

Liquidity and Capital Resources

At June 30, 2002, the Company had current assets and current liabilities in the amounts of $8.5 million and $11.7 million, respectively, resulting in a working capital deficit of $3.2 million.  The working capital deficit at December 31, 2001 was $600,000.  The increase in the working capital deficit in the first six months of 2002 is primarily the result of a significant increase in accounts payable, and the occurrence of a bank overdraft (for a more complete description of changes in the Company’s assets and liabilities see below).

The Company’s current assets decreased by $700,000 from $9.2 million at December 31, 2001 to $8.5 million at June 30, 2002.  This decrease in current assets is primarily the result of decreases in the Company’s cash and cash equivalents, inventory, and continued consumption of its construction loan receivable.  These decreases were partially offset by increases in the Company’s deferred tax assets and its income tax refund receivable.

The Company’s cash and cash equivalents decreased by $600,000 from $600,000 at December 31, 2002 to $0 at June 30, 2002.  This decrease arose primarily out of Company spending and resulted in a bank overdraft.  The bank overdraft has been accounted for in the Company’s financial statements under current liabilities.

The market value of the Company’s marketable securities was $100,000 at June 30, 2002 and did not show a significant change from December 31, 2001.

The receivable from construction loan decreased by $600,000 from $800,000 at December 31, 2002 to $200,000 at June 30, 2002.  This decrease is primarily attributable to use of construction loan proceeds in furtherance of progress and development of a Company residential home project. The receivable from construction loan consists of proceeds available to the Company under a course of construction loan (for a more complete description of this course of construction loan see “Item 7 Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources” in the Company’s Form 10-K for the fiscal period ended December 31, 2001).

The Company’s trade and credit card receivables were $1.8 million at June 30, 2002 and did not show a significant change from December 31, 2001.  Trade and credit card receivables consist principally of restricted cash held in reserve by the Company’s credit card processor for refunds and charge-backs.

 Inventory decreased by $300,000 from $1.5 million at December 31, 2001 to $1.2 million as of June 30, 2002.  The decrease in inventory is primarily attributed to the continued consumption of existing inventory to meet current product and marketing needs.    Company inventory includes tapes, cassettes, manuals and books published by the Company, various related marketing materials, supplies and other assorted items.

At June 30, 2002 the Company had current receivables from related parties in the amount of $100,000 consisting primarily of loans to employees secured by real property.

The Company’s accrued deferred tax assets increased by $200,000 from $900,000 at December 31, 2001 to $1.1 million at June 30, 2002.  The increase in deferred tax assets principally reflects the tax benefits related to timing and deductions and the write-down of goodwill relating to the Company’s travel segment (for a more complete description of this write-off of goodwill see below).  The Company’s income tax refund receivable increased by $600,000 from $3.1 million at December 31, 2001 to $3.7 million at June 30, 2002.  The increase in the income tax refund receivable is primarily attributable to operating losses during 2002.  The Company’s income tax refund receivable principally consists primarily of a $2.5 million tax refund filed by the Company for the fiscal year ended December 31, 2001, and the tax benefit from operating losses during the first six months of 2002.

Property, plant and equipment net of depreciation changed from $7.4 million at December 31,

2001 to $6.9 million at June 30, 2002.

Goodwill decreased by $500,000 from $1.1 million at December 31, 2001 to $600,000 at June 30, 2002 due primarily to the write-down of goodwill relating to Ideal Travel Concepts, Inc. (“Ideal”).  Ideal is a wholly owned subsidiary of the Company that provides retail travel agency services and sells travel agent training kits.  Ideal’s operating results are accounted for under the Company’s Travel segment.  The Company determined that in light of Ideal’s recent operating results and its estimated future cash flows that goodwill acquired in the purchase of Ideal had been impaired and should be written-down.

                Current liabilities increased by $1.9 million from $9.8 million at December 31, 2001 to $11.7 million at June 30, 2002.  This increase in current liabilities is primarily attributable a bank overdraft; payroll, payroll tax and other accrued taxes; increases in accounts payable; and increases in the current portion of long-term debt.

At June 30, 2002 the Company had a bank-overdraft in the amount of $400,000.  This bank over-draft is primarily attributable to the effect of spending that resulted in issued checks being returned non-sufficient funds.   The Company is evaluating alternative solutions to resolve this situation.

The current portion of long-term debt increased by $200,000 from $2.6 million at December 31, 2001 to $2.8 million at June 30, 2002.  The current portion of long-term debt consists principally of those portions of Company loans that come due within 12 months (for a more complete description of the Company’s loans see “Item 7 Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources” in the Company’s Form 10-K for the fiscal period ended December 31, 2001 and the Notes to the Financial Statements).  Accounts payable was $5.0 million at June 30, 2002 compared with $3.6 million at December 31, 2001.  The Company attributes the increase in accounts payable primarily to liquidity constraints that have lead to delays in the satisfaction of certain new and existing accounts payable.  The Company had accrued expenses of $1.5 million at June 30, 2002 compared with $1.7 million at December 31, 2001.  Accrued expenses consist primarily of accruals for refund payments due under the Company’s consumer redress program.  The decrease of $200,000 in accrued expenses is primarily attributable to the payment of these refunds under the Company’s consumer redress program during the first quarter of 2002.

Payroll, payroll tax and other accrued taxes increased by $700,000 from $200,000 at December 31, 2001 to $900,000 at June 30, 2002.  This increase is primarily due to the Company’s delayed payment of accrued payroll taxes.  All second quarter payroll taxes were satisfied.

Short-term deferred revenue decreased by $400,000 from $1.3 million at December 31, 2001 to $900,000 at June 30, 2002. Short-term deferred revenue consists primarily of revenues from seminars not yet attended, prepayments for future Pager/informational alert services from Information Quest, and/or subscriptions to the WIN online service.  The decrease in short-term deferred revenue is primarily attributable to a decrease in revenues in the Company’s operating segments (for a more complete description of the decrease in Revenue see “Item 2. Management’s Discussion of Financial Condition -  Results of Operations” in  this Report).

At June 30, 2002 the Company had payables to related parties in the amount $300,000, which primarily represent royalties owed to Mr. Wade B. Cook.

Other Investments increased by $600,000 from $4.6 million at December 31, 2001 to $5.2 million at June 30, 2002, due primarily to continued development of residential luxury homes on property owned by the Company  (for a more complete description of the Company’s residential luxury home projects see “Item 1 Business” of the Company’s Form 10-K for the fiscal period ended December 31, 2001).

The Company’s Other investments include the following:

Description of Investment		Investment (in thousands)
	June 30, 2002	December 31, 2001
Oil and gas properties	$281	$281

Hotel and motel investments	488	488

Investments in undeveloped land	3,332	2,684

Private companies — Various industries	1,100	1,100

Total Other investments	$5,202	$4,553

The Company’s principal source of cash in the past has been from the operation of its investment seminars and sales of tapes, books and other materials focused on business strategies and financial and personal wealth management. The Company does not have an established bank line of credit. The net decrease in cash was $600,000 as of June 30, 2002 compared with $500,000 at June 30, 2001.  The Company primarily attributes this overall change to increases in cash used in investing activities, and continuing operational losses.

Cash used in investing activities was $600,000 at June 30, 2002, compared with cash provided by investing activities in the amount of $700,000 at June 30, 2001.   Investing activities as of June 30, 2002 principally reflects cash used in the Company’s development of residential luxury homes in Western Washington.  Cash provided by investing activities at June 30, 2001 primarily reflects the sale of a Company owned building in Tacoma, Washington.

Cash provided by financing activities was $800,000 at June 30, 2002 compared to $500,000 at June 30, 2001.  Financing activities as of June 30, 2002 principally reflect disbursement of additional funds from the Company’s course of construction loan, and receipt of proceeds from commercial loans secured during the first six months of 2002.

On January 30, 2002, the Company secured a loan (the “Loan”) for the principal amount of $530,000 to fund certain operational expenses.  Centrum Financial Services, Inc. holds the promissory note (the “Note”) for this Loan.  The Note is due and payable in full by February 1, 2003.  From January 30, 2002 until February 1, 2003, the Company has the minimum obligation to make monthly interest payments on the Loan.   Interest payments are equal to the greater of 15%, or the prime lending rate established by Bank of America for commercial loans in the Seattle (“Prime”) area plus 6%, per annum.  This Loan is secured by two parcels of property owned by the Company:  Lot 31 and raw land adjacent to the corporate headquarters (for a more complete description of Lot 31 see “Item 1. Business”  of the Company’s Form 10-K for the period ended December 31, 2001).  If there is a default in the payment of the Loan, or a default in any of the Note’s terms and conditions, the principal and interest under the Note could become due immediately (upon the option of the Note holder).  Additionally, upon Default the Note would bear interest at a rate that is the greater of 36%, or the then existing rate of interest on the Note plus 20%, per annum.  Currently, the Company has made interest only payments on the note and is current in these interest obligations.

                During the second quarter of 2002, the Company took out several additional loans.  On June 28, 2002, the Company executed a promissory note between Brookhaven Homes, LP, a Company affiliated entity, and Never Ending Wealth, LP (“NEW”), an entity controlled by Mr. Cook.  Under the promissory note, NEW loaned the Company $34,300.  The promissory note bears a rate of interest of 10% per annum.  The promissory note is secured by a deed of trust on property owned by the Company.  The note provides for interest only payments until September 28, 2002 when the promissory note is to be paid off in full.  The funds are being used to help complete residential luxury home development projects commenced through Brookhaven Homes, LP.  On April 22, 2002, the Company executed a promissory note in favor of Business Office Suite Services (“BOSS”), an entity controlled by the Anderson Law Group.  The amount loaned was

$20,000 and bears a rate of interest of 12% per annum.  The promissory note requires the Company to make monthly payments of $5,000 to BOSS beginning June of 2002 and ending when the promissory note is paid in full.  Funds from this loan have been used to meet certain operational expenses.  On June 28, 2002, the Company executed a promissory in favor of Acorn Corporate Service, Inc. (“ACORN”).  ACORN is an entity controlled by Mr. Cook’s brother-in-law.  The amount loaned was $35,000 and bears a rate of interest of 12% per annum.  The promissory note requires the Company to make monthly payments of $5,000 to ACORN beginning July of 2002 and ending when the promissory note is paid in full.  Funds from this loan have been used to meet certain operational expenses.

The Company’s practice of using available cash to fund subsidiaries and new non-marketable investments, its working capital deficit, the bank overdraft, the current deficit in cash-flow, the Company’s significant long and short term obligations, recent earthquake damage, costs associated with the Company’s consumer redress program, the continuing effects of  the September 11 terrorist attack, the fact that the Company’s segments are not generating cash as in the past, and the significant losses in the Company’s Other Income have resulted in substantial constraints on liquidity.  Consequently, the Company has been unable to pay many of the Company’s accounts payable, refunds, vendors, loan and mortgage obligations, and other similar obligations in a timely manner; has had to delay certain payroll tax obligations as well as to actively seek out additional financing through the re-capitalization of Company assets (for a more complete description of these items affecting liquidity see “Item 7 Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources” in  the Company’s Form 10-K for the fiscal period ended December 31, 2001).  Currently, the Company had paid all delay payroll taxes accrued through June 30, 2002, and all loan and mortgage obligations during that same time period.  Management continues to take steps toward improving the Company’s capital resource situation, including continued reduction of certain variable costs, and the significant reduction in the Company’s employee workforce.

                If the Company is required to generate cash for working capital purposes from its properties and Other investments, it may not be able to liquidate these assets in a timely manner, or in a manner that allows the Company to realize the full value of the assets.   Moreover, much of the Company’s owned real property has been collateralized for loans, resulting in diminished equity available for refinancing. (for a more complete description of these loans see “Item 7 Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources” of  the Company’s Annual Report on the Form 10-K for the fiscal period ended December 31, 2001 and “ Item 2.”  of  this Report).   Failure to generate adequate cash resources for working capital could require the Company to cut back operations, delay or cancel expansion and development projects, dispose of properties, businesses or investments on unfavorable terms, or cause the Company to be unable to meet obligations or result in the sale of certain collateralized properties.

                In July of 2002, the Company filed for a federal tax refund of approximately $2.4 million.   At the time of the filing of this Report, the Company had received approximately $2.3 million pursuant to this federal tax refund request.  The Company’s refund is the result of changes to the federal tax law during 2001 that allowed businesses to carry-back net operating losses over a period of five years.  The Company intends to use the income tax refund to satisfy certain existing obligations, including but not limited to consumer redress refunds, accounts payable, loan expenses, and other obligations.  The Company is awaiting the receipt of the balance of the requested tax refund pending final approval of the Internal Revenue Service.

The Company is a party to a limited number of legal proceedings.  See Part II, Item 1 of this report for as well as other public documents filed with the Securities and Exchange Commission for a more complete description.  The Company has not yet made an estimate of its potential exposure in several pending proceedings and investigations or determined the impact of adverse results in such matters on its financial statements.*  The outcome of these matters is difficult to predict and subject to uncertainty, and the legal fees and other costs involved may be material and have been higher in recent periods.*  Adverse publicity resulting from these matters may be negatively affecting the Company’s business, and further adverse publicity could have further negative effects.*  If the Company were found to be liable in certain of these proceedings, the liability could be material.

Critical Accounting Policies

                Below are some of the Company’s accounting policies that involved significant judgment in ascertaining the underlying estimates and assumptions affecting reported financial conditions and operating results, as well as disclosure of contingent assets and liabilities as of the date of the consolidated financial statements.  Management periodically looks at the accuracy of these estimates and assumptions.  Actual results may differ from estimates, as these estimates involve assumptions that are inherently uncertain.

                In August 2001, the FSAB issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lives Assets” which replaces SFAS 121, “Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  SFAS effects financial statements issued for fiscal years commencing after December 15, 2001.  The Company does not presently believe the adoption of SFAS No. 144 will have a material effect on the Company’s results of operations.  For the fiscal year ended December 31, 2001, the Company continued to apply FSAS No. 121 in assessing long-lived assets.  The Company’s long-lived assets include investments in oil and gas properties, stock investments in private companies, goodwill, identifiable intangibles, minority interests in hotels, and property and equipment.

                Property and equipment are stated at historical costs and depreciated on a straight-line basis over the estimated useful lives of the underlying assets.  The estimated useful lives of furniture, fixtures, equipment and other similar items generally ranges from three to seven years.  Goodwill was obtained through the acquisition of the Company’s subsidiaries and it tested for impairment according to FSAS 142 “Goodwill and Other Intangible Assets” (for a more complete description see Item 7 — Management’s Discussion and Analysis of Financial Condition in the Company’s Form 10-K for the fiscal period ended December 31, 2001).

                Long-lived assets, including goodwill, are presently assessed for impairment if situations indicate that the carrying amount of those assets needs to be adjusted.  Impairment is determined by looking at the present carrying value of the long-lived asset and comparing the asset’s present value of its expected future cash-flows.  Where long-lived assets have a readily ascertainable market value, impairments will be determined by comparing book value to market value.   Where a market value is not readily ascertainable, management will apply an un-discounted cash flows approach using its best estimate of future expected un-discounted cash-flows to determine present value.  Cash-flow projections are used by management to make these assessments and involve a degree of judgement.  If management’s projections show that an impairment exists, then write-down or write-off would be recognized in amount by which the carrying value exceeds the present fair value.

Revenue Recognition Policy:

                The Company’s revenues are divided into five (5) segments (as disclosed in Note W to the Company’s Form 10-K for the fiscal period ended December 31, 2001):

                Seminar:  Revenues for seminars are recognized when services are rendered. Subscription revenues for WIN membership generally are received for up to one year in advance and are recorded and presented in the financial statements as deferred revenue until earned.  Although a typical subscription binds the subscriber to prepay, the subscription term begins when the customer receives his log on code.  The deferred revenues are recognized on a monthly basis over the term of the contract.   If a subscriber cancels within the first twelve months of the service period, any remaining unearned subscription revenue will be recognized into income at the time of the cancellation because the subscription is a binding nonrefundable contract. The Company gives free access to WIN ranging from three months to twelve months, when it sell various live seminars and self-study courses.  The Company accounts for free access to WIN as a sales incentive.  The Company’s total cost to operate WIN is immaterial.  In 2000, the Company recognized revenue on the free access to WIN when the Company recognized revenue for the live seminar and self-study courses.  In 2001, the Company changed its estimates of recognizing revenue for free access to WIN over the period of free access to WIN.

                Product Sales: includes the publishing and distribution of video tapes, audio tapes and written materials designed to teach various investment and cash flow strategies for investing in the stock market, asset protection and asset accumulation techniques or strategies. Revenues are recognized when finished products are shipped to customers or services have been rendered.

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

            Other:  advertising/marketing revenue is only inter-company which is eliminated in the consolidation process.

Accounting for Company’s Marketable Securities:

The Company records its investment in trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and therefore adjusts marketable securities to market value, thereby reflecting changes in market value through the income statement in the current period.

Results of Operations

Three Months Ended June 30, 2002 Compared with the Three Months Ended June 30, 2001

Revenue.  Revenue from continuing operations was $4.9 million for the three months ended June 30, 2002, compared with $10.4 million for the three months ended June 30, 2001.  The decrease of $5.5 million is primarily attributable to an over-all reduction in revenues from the Company’s operating segments.

During the three months ended June 30 2002 Seminar segment revenues decreased by $4.4 million from $8.4 million for the three months ended June 30, 2001 to $4.0 million for the three months ended June 30, 2002. The Company believes that the lower overall Seminar segment revenue was primarily the result of lower sales due to a general economic downturn in the U.S. economy that has caused consumer spending to falter in recent periods; reduced attendance at the Company’s seminars following the September 11th terrorist attacks causing a reluctance by the public to travel to Company seminars; the continuing erratic movements in the stock and option markets; the effects of negative press coverage related to recent Federal Trade Commission action; and to some extent liquidity constraints. The Company also believes that the business of the Seminar segment is seasonal with demand for the Company’s products and services slowing during the summer months, as well as at the year-end. The Company’s seminars serve as the primary vehicle for marketing and selling products and services offered though the Company’s Product Sales,

Pager/Informational Alert Services and Travel segments.  Therefore, the Company believes that the factors affecting the Seminars segment exert a similar effect on these other operating segments.

The U.S. economy has suffered a general economic down-turn in recent fiscal quarters.  As a result of the economic downturn, the pace of consumer spending has likewise faltered in most sectors of the economy.  In short, the Company believes that the recent economic downturn has resulted in fewer customers making fewer expenditures on the Company’s seminars.  The Company is attempting to counter-balance the effects of the current economic downturn by offering rebates and discounts in order to attract greater customer interest.  While the Company is taking steps to counter-balance the effects of this economic downturn, the Company cannot guarantee that these steps will be successful.

The September 11, 2001 terrorist attack (the “Attack”) on the World Trade Center in New York and the Pentagon in Virginia has had an adverse impact on the Company’s operations and ability to supply seminar services to its clientele.  As a result of the Attack, some U.S. residents seem to be choosing to travel less frequently, and if they must travel, to take alternative means to air transport.  The Company believes this reluctance to travel has influenced some potential customers not to attend Company’s seminars which in turn has resulted in lowers revenues.  Historically, a significant portion of those customers who attend the Company’s events travel by airplane.  The Company’s revenues in future periods could be adversely effected, if a large percentage of the Company’s potential customers choose not to travel to Company events.  The Company’s management has begun modification of its Business Plan in order to limit its overall dependence on customers who travel by air.  Such modification includes tailoring marketing efforts to attract a larger percentage of event attendees from the locations where events are held.  While the Company intends on taking steps to reduce the potential negative effects of the Attack on operations, the Company cannot guarantee that these steps will be successful.*

The stock and option markets have experienced significant volatility in recent periods as well as a general decline in value during 2001.  The Company believes that this volatility and the general decline in the markets has caused individual investors to limit or avoid participating in trading activities during the first and second quarters of 2002.  In turn, the Company believes that this decline in interest in trading in the stock and options markets has led to a similar decline in the public’s interest in the Company’s products and services.  The Company’s products and services are primarily geared toward educating individual investors about strategies for trading in the capital markets.

On February 20, 2002, the FTC filed an application for a motion for contempt (the “Application”) in the Federal District Court for Western Washington, claiming that the Company had allegedly violated provisions of a previous voluntary Order (for a more complete description of the “Order” see the Company’s Form 10-Q for the fiscal period ended September 30, 2000).   According to the FTC, the alleged violations involve disclosure of the Company’s rate of return, substantiation of promotional claims, and compliance with consumer redress program deadlines and payment obligations. The Company has reviewed the Application and is preparing a response for the hearing on the Application scheduled for September of 2002.  While the Company believes that it has complied with the terms of the Order, the Company has been working closely with the FTC to resolve the matter and has made substantial progress toward that end.  The Company believes it is nearing a resolution with the FTC in this matter, and is optimistic that the parties will not need to go to court.*  While the Company is optimistic about an amicable resolution to this matter, the Company cannot guarantee that its efforts will be successful.   However, as a result of the FTC’s Application, the Company experienced a great deal of negative press coverage both locally and nationally.  The Company believes that this negative press coverage may have persuaded many potential customers either not to purchase the Company’s seminars (and products), or to request a refund for seminars (and products) already purchased.

The Company also believes that current liquidity constraints may be playing a role in the decline in over-all revenues.  Due to declining revenues the Company has experienced liquidity constraints in the last several fiscal periods.  To some extent during the first and second quarters of 2002, liquidity constraints have hampered the Company’s ability to advertise its products and services, have interfered with the functioning of vendor relationships, and have caused the Company to reduce its total workforce.  In turn, these effects have made it more difficult to attract customers, develop new products/services, and provide the full compliment of the Company’s seminars and client support features.

Revenues from the Product sales segment decreased by $900,000 from $1.4 million for the three months ended June 30, 2001 to $500,000 for the three months ended June 30, 2002. The decrease in Product Sales is primarily due to the same factors affecting the Seminar segment as the Company’s Products sales are typically marketed and executed along with Seminar segment sales.

                Revenue in the Pager/informational alert services segment decreased by $200,000 from $300,000 for the three months ended June 30, 2001 to $100,000 for the three months ended at June 30, 2002. The decrease in Pager/informational alert services revenue resulted from reduced demand for this segment’s products and services, and fewer renewals of existing subscriptions. The Company believes this decrease is the result of lower overall sales due the same factors affecting the Seminar segment (Pager/Informational Alert Services are primarily marketed at Company seminars and/or in related marketing materials) discussed above. The Company believes that recent advancements in two-way paging technology and in the tele-communications industry have lead to intense competitive pressures within this segment’s  “Pager” market niche, and ultimately has resulted in a decline in interest in the Company’s original one-way pager service called the IQ Pager.  In response to such competition, the Company reformatted its pager services in the form of an interactive Informational/Alert Service called Daily IQ.   The Company believes Daily IQ provides greater customer value than the IQ Pager, and is better designed to meet competitive market pressures.   In future periods, this segment’s revenues shall be derived solely from Daily IQ (for a more complete description of Daily IQ see “Item 2.  Management’s Discussion and Analysis of Financial Condition - General” of this Report).

Revenue from the Company’s Travel segment decreased by $100,000 from $300,000 during the three months ended June 30, 2001 to $200,000 for the comparable period of 2002.  The decrease is primarily attributable to the continuing negative effects of the Attack (as described above), a decline in the Company’s over-all use of its travel agency services to book air and travel accommodations, an industry-wide decrease in commissions received on travel bookings, and those factors generally affecting the Seminar segment described above.  The Company is the primary client of its wholly owned travel agency Ideal Travel Concepts, Inc.

                The Other segment revenue, consisting primarily of the Company’s real estate development operations and advertising agency, decreased by approximately $500,000 from $500,000 during the three months ended June 30, 2001 to $33,000 during the comparable period in 2002. This decrease is primarily due to the Company’s reduced reliance on its in-house advertising agency during the three months ended June 30, 2002. The Company’s over-all reduction in the amount of advertising placed through its in-house advertising agency resulted in a decline in related advertising commissions due the Company. Reduced reliance on the Company’s in-house advertising agency is primarily attributable to the Company’s reduction in over-all advertising expense during 2002 and the Company’s greater reliance on third party vendors to place its marketing materials. The Company does not presently anticipate significant use of its advertising agency during the third quarter of 2002.

                Cost of Sales.  Cost of sales decreased by $1.6 million from $3.8 million in the three months ended June 30, 2001 to $2.2 million for the three months ended of June 30, 2002.  This decrease in cost of sales is primarily due a decrease in the cost of sales of the Company’s Seminar, Pager/informational alert services, and Other segments.   Generally, the overall cost of sales has decreased at a more rapid rate than overall decreases in revenue.  However, the second quarter drop in over-all revenue was proportionally greater than reductions in second quarter over-all cost of sales.   The Company intends to evaluate this situation.   However, the Company believes that this reversal in the trend for costs of sales may be the result of negative press coverage in the first and second quarters of 2002 that deterred some customers from purchasing the Company’s products and services.   Furthermore, the Company believes that the resulting decline in revenue may have occurred after many variable costs had already been incurred.  The Company also partially attributes this change in trend to a $300,000 reclassification of certain expenses from selling, general and administrative expense to cost of sales.  (for a more complete description of the factors affecting Revenue see “Item 2. Management’s Discussion and Analysis of Financial Condition” — Results of Operations” in this Report).

Cost of sales attributable to the Company’s Seminar segment decreased by $800,000 from $2.7 million for the three months ended June 30, 2001 to $1.9 million for the three months ended June 30, 2002.  This decrease was primarily the result of a reduction in revenues in the Seminar segment.  The Company believes that decreases in cost of sales for the Seminars segment were offset to some extent by the reclassification and negative press coverage described above.

Cost of Product Sales decreased by $200,000 from $500,000 in the three months ended June 30, 2001 to $300,000 for the three months ended June 30, 2002.  Decrease of cost of sales in the Product Sales segment are primarily attributable to reduction in revenues in this segment.  The Company believes that decreases in cost of sales for the Product sales segment were offset to some extent by the reclassification and negative press coverage described above.

The cost of sales for the Pager/informational alert services segment was $100,000 at June 30, 2002 and did not change significantly from the comparable quarter in 2001.  The cost of sales for Travel Service segment was insignificant for the three months ended June 30, 2002, and did not fluctuate significantly from the three months ended June 30, 2001.

The Other segment cost of sales decreased by approximately $500,000 from $500,000 for the three months ended June 30, 2001 to $1,000 for the three months ended June 30, 2002.  The decrease primarily represents the Company’s reduced reliance on its in-house advertising agency as described above.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2001 were $6.9 million compared with $5.3 million during the comparable period of 2002. The decrease of $1.6 million is primarily attributable to a significant decline in payroll expense, and declines in postage, purchases and marketing.  While selling, general and administrative expenses decreased during the first quarter of 2002, this decrease was not as proportionally great as the decrease in the Company’s consolidated revenues due in part to various non-reoccurring items.  The non re-occurring items principally consist of the write-off of a $300,000 un-collectible judgment and a $200,000 accrual for a recent state tax assessment.

Operating loss.  The Company’s operating loss changed by $2.4 million from $(200,000) for the three months ended June 30, 2001 to $(2.6) million for the three months ended June 30, 2002.  This change in operating loss resulted principally from a decline in revenues in the Company’s operating segments without a corresponding proportional decline in selling, general and administrative expenses and cost of sales.

Operating loss in the Seminar segment changed by $1.9 million from $(300,000) for the three months ended June 30, 2001 to $(2.2) million for the three months ended June 30, 2002. This change was primarily attributable to a decline in revenues without a corresponding proportional decline in selling, general and administrative expenses and cost of sales.   Operating income in the Product Sales segment changed by approximately $400,000 from $24,000 for the three months ended June 30, 2001 to $(400,000) for the three months ended June 30, 2002. This change was primarily attributable to a decline in revenues without a corresponding proportional decline in selling, general and administrative expenses and cost of sales.

Operating income in the Pager/informational alert services segment changed by approximately $(200,000) from $200,000 in the three months ended June 30, 2001 to $(21,000) for the three months ended June 30, 2002. This change was primarily attributable to a decline in segment revenues without a corresponding proportional decline in selling, general and administrative expenses and cost of sales.

Operating income in the Travel services segment was $(35,000) at June 30, 2002 and did not fluctuate significantly from the three months ended June 30, 2001

Other segment operating income was $(1,000) at June 30, 2002, and did not fluctuate significantly from the three months ended June 30, 2001.

Other Income (Expense).  Other income was $38,000 for the three months ended June 30, 2001 compared to $(800,000) for the three months ended June 30, 2002.  The decrease in Other income is primarily attributable to a $600,000 impairment of goodwill related to the Company’s Travel segment (for a more complete description of the goodwill impairment see “Item 2. Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources” in this Report).  During the three months ended June 30, 2002, the Company experienced a realized and unrealized loss on the trading of securities in the amount of $200,000 which did not fluctuate significantly from the three months ended June 30, 2001.  Interest expense increased by $200,000 from $100,000 for the three months ended June 30, 2001 to $300,000 to the three months ended June 30, 2002.  The other portion of Other Income decreased by $400,000 from $500,000 for the three months ended June 30, 2001 to $100,000 for the three months ended June 30, 2002.  The principal reason for this decrease is a decline in marketing fees from the Anderson Law Group (for a more complete description of these marketing fees see  “Note 3” of  the “Notes to Interim Financial Statements” of this Report).

Loss before income taxes for the quarter ended June 30, 2001 was $(200,000), compared with  $(3.4) million for three months ended June 30, 2002.

Income Taxes. The Company’s financial statements reflect an Income tax benefit accrual of $(600,000) and $(100,000) for the three months ended June 30, 2002 and 2001, respectively, reflecting a loss for those years, and which includes the write-down of goodwill associated with the Company’s travel segment. The Company’s effective tax rates have historically differed from the federal statutory rate primarily because of certain deferred revenues, unrealized gains and losses on trading securities, accelerated depreciation and state taxes. As a result of the foregoing, the Company experienced a net loss from operations of $(100,000) in the three months ended June 30, 2001, compared with a net loss of  $(2.8) million for the comparable period of 2002.

Six Months Ended June 30, 2002 Compared with the Six Months Ended June 30, 2001

Revenue.  Revenue from continuing operations was $10.7 million for the six months ended June 30, 2002, compared with $22.7 million for the six months ended June 30, 2001.  The decrease of $12.0 million is primarily attributable to an over-all decline in revenues from the Company’s operating segments.

During the six months ended June 30, 2002, Seminar segment revenues decreased by $9.6 million from $18.4 million in the six months ended June 30, 2001 to $8.8 million in the six months ended June 30, 2002. The Company believes that the lower overall Seminar segment revenue was primarily the result of lower sales due to a general economic downturn in the U.S. economy that has caused consumer spending to falter in recent periods; reduced attendance at the Company’s seminars following the September 11th terrorist attacks causing a reluctance by the public to travel to Company seminars; the continuing erratic movements in the stock and option markets; the effects of negative press coverage related to recent Federal Trade Commission action; and to some extent liquidity constraints [any others].  The Company also believes that the business of the Seminar segment is seasonal with demand for the Company’s products and services slowing during the summer months, as well as at the year end. The Company’s seminars serve as the primary vehicle for marketing and the selling products and services offered though the Company’s Product Sales, Pager/Informational Alert Services, and Travel segments.  Therefore, the factors affecting the Seminars segment exert a similar effect on these other operating segments (for a more complete description of these factors see “Item 2. Management’s Discussion and Analysis of Financial Condition and Operations — Results of Operations” of this Report for the three month period).

Revenues from the Product sales segment decreased by $1.9 million from $3.0 million in the six months ended June 30, 2001 to $1.1 million during the six months ended June 30, 2002.  The decrease in Product Sales is primarily due to the same factors affecting the Seminar segment as the Company’s products sales are typically marketed and executed along with Seminar segment sales.

Revenue in the Pager/informational alert services segment decreased by $300,000 from $600,000 for the six months ended June 30, 2001 to $300,000 for the six months ended at June 30, 2002. The decrease in Pager/informational alert services revenue resulted from reduced demand for this segment’s products and services, and fewer renewals of existing subscriptions. (for a more complete discussion see “Item 2. Management’s Discussion and Analysis of Financial Conditions - Result of Operations — Cost of Sales” of this Report for the three month period).

Revenue from the Company’s Travel segment decreased by $400,000 from $800,000 during the six months ended June 30, 2001 to $400,000 for the six months ended June 30, 2002.  The decrease is primarily attributable to the factors described under the Travel segment above (for a more complete discussion see “Item 2. Management’s Discussion and Analysis of Financial Conditions - Results of Operations” of this Report for the three month period).

The Other segment, consisting primarily of the Company’s real estate development operations and advertising agency, decreased by approximately $1.4 million from $1.4 million during the six months ended June 30, 2001 to $33,000 during the comparable period in 2002. This decrease is primarily due to the Company’s reduced reliance on its in-house advertising agency during the six months ended June 30, 2002 (for a more complete discussion see “Item 2. Management’s Discussion and Analysis of Financial Conditions - Results of Operations” of this Report for the three month period).

Cost of Sales.  Cost of sales decreased by $4.5 million from $8.7 million in the six months ended June 30, 2001 to $4.2 million for the six months ended of June 30, 2002.  This decrease in cost of sales is due a decrease in the Cost of sales of the Company’s Seminar, Product Sales and Pager/information alert segments (for a more complete discussion see “Item 2. Management’s Discussion and Analysis of Financial Conditions - Results of Operations” of this Report for the three month period).

Cost of sales attributable to the Company’s Seminar segment decreased by $2.7 million from $6.2 million for the six months ended June 30, 2001 to $3.5 million for the six months ended June 30, 2002. Cost of sales decreased primarily due to the reduction in the Company’s revenue described above (for a more complete discussion see “Item 2. Management’s Discussion and Analysis of Financial Conditions - Result of Operations” of this Report for the three month period).

Cost of product sales decreased by $700,000 from $1.3 million for the six months ended June 30, 2001 to $600,000 for the six months ended June 30, 2002.  Cost of sales decreased due primarily to the decrease in revenue (for a more complete discussion see “Item 2. Management’s Discussion and Analysis of Financial Conditions - Result of Operations” of this Report for the three month period).

Cost of sales for the Pager/informational alert services segment was $100,000 for the six months ended June 30, 2002 and did not fluctuate significantly from the comparable period in 2001.  The Cost of sales for Travel Service segment was insignificant for the six months ended June 30, 2002 and did not fluctuate materially from the six months ended June 30, 2001.

The Other segment cost of sales decreased by $1.2 million from $1.2 million for the six months ended June 30, 2001 to $0 for the six months ended June 30, 2002.  The decrease primarily represents the Company’s reduced reliance on its in-house advertising agency as described above.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended June 30, 2001 were $14.6 million compared with $10.1 million during the comparable period of 2002. The decrease of $4.5 million is primarily attributable to a significant decline in payroll expense, and declines in postage, purchases, and marketing.  While selling, general and administrative expenses decreased during the first six months of 2002, this decrease was not as proportionally as great as the decrease in the Company’s consolidated revenues due in part to various non-reoccurring items.  The non re-occurring items principally consist of the write-off of a $300,000 un-collectible judgment and a $200,000 accrual for a recent state tax assessment.

Operating loss.  The Company’s operating loss changed by $3.0 million from $(600,000) for the six months ended June 30, 2001 to $(3.6) million for the six months ended June 30, 2002.  This change resulted principally from a decline in revenues in the Company’s operating segments without a corresponding proportional decline in selling, general and administrative expenses and cost of sales.

Operating loss in the Seminar segment changed by $2.0 million from $(800,000) for the six months ended June 30, 2001 to $(2.8) million for the six months ended June 30, 2002. This change was primarily attributable to a decline in revenues without a corresponding proportional decline in selling general and administrative expenses attributable to the Seminar segment and cost of sales.

Operating loss in the Product Sales segment changed by $(300,000) from $(300,000) for the six months ended June 30, 2001 to $(600,000) for the six months ended June 30, 2002. This change was primarily attributable to a decline in revenues without a corresponding proportional decline in selling general and administrative expenses and cost of sales.

Operating income in the Pager/informational alert services segment changed by approximately $400,000 from $400,000 in the six months ended June 30, 2001 to $8,000 for the six months ended June 30, 2002. This change was primarily attributable to a decline in segment revenues without a corresponding proportional decline in selling, general and administrative expenses and cost of sales.

Operating loss in the Travel services segment changed by approximately $100,000 from $45,0000 for the six months ended June 30, 2001 to $(100,000) for the six months ended June 30, 2002. This change was primarily attributable to a decline in revenues without a corresponding proportional decline in Selling, general and administrative expenses.

Other segment operating income changed by $200,000 from $100,000 for the six months ended June 30, 2001 compared to $(100,000) for the six months ended June 30, 2002. This change was primarily attributable to a decline in revenues without a corresponding proportional decline in selling, general and administrative expenses.

Other Income (Expenses).  Other income was $13,000 for the six months ended June 30, 2001 compared to $(900,000) for the six months ended June 30, 2002. The decrease in Other income is primarily attributable to a $600,000 impairment of goodwill related to the Company’s Travel segment (for a more complete description of the goodwill impairment see “Item 2. Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources” in this Report).  During the six months ended June 30, 2002, the Company experienced a realized and unrealized loss on the trading of securities in the amount of $(200,000) compared with a loss of $(900,000) during the six months ended June 30, 2001. The Company attributes the $700,000 improvement to a general improvement in the U.S. capital markets resulting in larger unrealized gain in the value of Company held securities.   Interest expense increased by $(300,000) from $(200,000) for the six months ended June 30, 2001 to $(500,000) to the six months ended June 30, 2002. The other portion of Other Income decreased by $900,000 from $1.2 million for the six months ended June 30, 2001 to $300,000 for the six months ended June 30, 2002.  The principal reason for this decrease is declines in marketing fees from the Anderson Law Group  (for a more complete description of these marketing fees see  “Note 3” of  the “Notes to Interim Financial Statements” of this Report).

Loss before income taxes for the six months ended June 30, 2001 was $(600,000), compared with  $(4.5) million for six months ended June 30, 2002.

Income Taxes. The Company’s financial statements reflect income tax benefit of $(200,000) and $(800,000) for the years ended 2001 and 2002, respectively, reflecting a loss for the Company during those years, and which includes the write-down of goodwill associated with the Company’s Travel segment.  The Company’s effective tax rates have historically differed from the federal statutory rate primarily because of certain deferred revenues, unrealized gains and losses on trading securities, accelerated depreciation and state taxes. As a result of the foregoing, the Company experienced a net loss from operations of $(400,000) in the six months ended June 30, 2001, compared with a net loss of  $(3.7) million for the comparable period of 2002.

PART II  —  OTHER INFORMATION

Item 1.    Legal Proceedings.

This section generally contains a description of previously unreported material threatened or pending legal proceedings and updated information regarding previously reported material threatened or pending legal proceedings to which the Company or any of its subsidiaries is a party or which any of their properties is subject as to which there were material developments during the period since the last report.  The Company has established a threshold amount for determining whether particular legal proceedings will be deemed a material event to the Company.  For the purposes of this section, the Company shall consider as material and report those legal proceedings in which potential liabilities (excluding legal expenses) that exceed $300,000.  Disclosure of Legal Proceedings required to be reported by Item 103 of Regulation S-K regardless of threshold dollar amounts will continue to be reported as in the past.

Michael Glover and MMD Investments Limited Partnership v. Wade Bruce Cook, Wade Cook Seminars, Inc., Wade Cook Financial Corporation, et. al. On September 14, 1999, Michael Glover and MMD Investments (the “Plaintiffs”) filed suit in the 11th Judicial District Court of San Juan, New Mexico against the Company. The complaint alleges that Wade Cook and the Company violated the New Mexico Unfair Practices Act section 57-12-1 et seq. through the commission of fraud; civil conspiracy, civil aiding and abetting, and negligent misrepresentation. The plaintiffs allege that they have suffered actual damages of $356,000 encompassing trading losses and lost wages, and in addition to demanding such actual damages are seeking treble damages, attorney fees, and exemplary damages.  In August of 2001, Plaintiffs secured a default judgment, as to liability only, as a discovery sanction for an alleged failure by the Company and other defendants to comply with discovery requests.  The default judgement does not award any damages, or otherwise imply that the Plaintiff’s are entitled to any damages whatsoever.  Trial rescheduled for July 15 -18, 2002 has been rescheduled again to September 9 - 11, 2002.  At trial the Plaintiffs will attempt to prove what, if any, damages they may be entitled to. The Company believes that it has not engaged in any unlawful practices and believes no damages are merited, and intends to defend itself vigorously with regards to litigation on damages. The Company has not yet determined the impact on its financial statements in this matter, and has not made provision for losses, if any.  In the event of an adverse decision at trial, the Company intends to appeal the case to a higher court.*

Bendahan et. al. v. Wade Cook Financial Corporation et al.  On April 19, 2001, a group of former Company customers (the “Plaintiffs”) filed a civil lawsuit against the Company in the Superior Court for King County in the State of Washington.  The complaint alleges violations of various consumer statutes; breach of fiduciary duty; racketeering; civil conspiracy and aiding and abetting.  The Plaintiffs seek actual damages to be proved at trial, treble damages for alleged violations of the various consumer statutes, exemplary damages, attorneys’ fees and interest.  The Company is currently in the discovery stage of litigation.  The Company has worked out individual confidential settlements resulting in the dismissal of 1 Plaintiff from this action.  Trail has been set for October 28, 2002. The Company believes that it has not engaged in any unlawful practices and intends to defend itself vigorously in this matter.  The Company has not yet determined the impact on its financial statements, and has not made provision for losses, if any.

Federal Trade Commission v. Wade Cook Financial Corporation and Wade Cook Seminars, Inc.  As discussed throughout this Report, the Company is a party to a number of voluntary Consent Decrees (the “Agreements”) with the Federal Trade Commission (“FTC”) and the consumer affairs divisions of 14 states (for a more complete description of the “Order” see the Company’s Form 10-Q for the fiscal period ended September 30, 2000).  On February 20, 2002, the FTC filed an application for a motion for contempt (the “Application”) in the Federal District Court for Western Washington, claiming that the Company had allegedly violated provisions of the Agreements (for more information concerning the Application see the Company’s form 8-K filed on February 25, 2002). The FTC’s alleged violations involve disclosure of the Company’s rate of return, substantiation of promotional claims, and compliance with consumer redress program deadlines and payment obligations.  While the Company believes that it has complied with the terms of the Agreement, the Company has been working closely with the FTC to resolve the matter and has made substantial progress toward that end.  To this end, the hearing on the Application originally scheduled on June 28, 2002 has been moved to September 2002.  The Company believes it is nearing a resolution with the FTC, and is optimistic that the matter will not go to court.   However, in the event that discussions with the FTC are unsuccessful, the Company intends to vigorously defend its rights. The Company has not yet determined the impact on its financial statements, and has not made provision for losses, if any.

Item 2.    Changes in Securities.

None

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

                The Company’s Annual Meeting of the Stockholders was held on June 10, 2002, at the Company’s corporate headquarters in Seattle, Washington.

                The only matter to be voted on at the Annual Meeting of Stockholders was the routine election of directors.   The following nominees were elected as directors, each to hold office, until his/her successor is elected and qualified or appointed, by vote set forth below:

NAME	FOR	WITHHELD
Laura Cook	48,510,263	295,350
Ken Roberts(1)	48,545,358	260,255
Angela Pirtle(1)	48,536,269	269,344
Everett Sparks	48,552,769	252,844

                In addition, the following directors’ terms continued after the Annual Meeting:

Wade Cook

Robert Hondel

Joel Black

Robin Anderson

Craig McKenzie(2)

(1)           Ken Roberts and Angela Pirtle decided not to continue as directors following their election at the June 10, 2002 Annual Meeting of Stockholders (for a more complete description of these resignation’s see “Item 5. Other Events” contained in this Report).

(2)           On June 25, 2002, Craig McKenzie was appointed to replace Ken Roberts.

Item 5.    Other Information.

Recent Director Resignations

During the second fiscal quarter of 2002, Ken Roberts, Angela Pirtle, and Janice Leysath individually resigned as members of the Company’s Board of Directors and as members of the Company’s Executive/audit committee.  The Company announced these resignations on June 10, 2002 on the Form 8-K filed with the Securities and Exchange Commission (see the Company’s Form 8-K filed for June 10, 2002 for a more complete description of these resignations).

Appointment of Craig McKenzie to Company’s Board of Directors

On June 26, 2002, Craig McKenzie was appointed to the Company’s Board of Directors.  Mr. McKenzie fills the Board vacancy left by the resignation of Ken Roberts.   For the past eight years, Mr. McKenzie has served as President and General Contractor for Alpine Homes, Inc. (“Alpine”), a private corporation involved in the construction of high-end speculative homes located in Kirkland, Washington.     Mr. McKenzie attended Green River Community College and University of Washington (for a more complete description of this appointment see the Company’s Form 8-K filed for June 10, 2002).

Reverse Stock Split

In a first quarter press release, the Company announced that the Board had authorized a 1-for-10 reverse stock split.  The intention of the reverse stock split was to add to shareholder value by reducing the outstanding float of the Company’s common stock, and in connection, assist the Company in its plan to be listed on NASDAQ.  The Company selected February 28, 2002 as the original effective and record date of the proposed reverse stock split.  Due to market conditions in February 2002, the Company’s Board of Directors made the decision to postpone the reverse stock split  (for a more complete description of the postponement of the reverse stock split see the Company’s Form 8-K filed on February 26, 2002). Finding market conditions more favorable in the third quarter of 2002, the Company’s Board of Directors has rescheduled the reverse stock split, selecting August 30, 2002 at the new record date and September 3, 2002 as the new effective date.

Sale of Building

On June 17, 2002, the Company entered into a tentative Purchase and Sale Agreement (the “Agreement”) to sell the Company’s corporate headquarters.  The purchase price of the corporate headquarters under the Agreement is $5,652,000.  The Agreement will become binding 90 days from June 17, 2002 in the event certain due diligence conditions are met under the buildings “Inspection Contingency” provision.  The majority of the purchase price will be used to satisfy mortgages on the corporate headquarters.  The Company expects to receive sale proceeds of approximately $650,000.  Some or all of these proceeds may be used to satisfy existing Company obligations.  The Agreement will be attached as an exhibit to the Company’s periodic filings pending successful resolution of the “Inspection Contingency”.  In the event that the sale of the Company’s corporate headquarters is finalized, the Company is entitled to, and intends to, lease back a portion of the corporate headquarters from the purchaser.

Item 6.    Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

Exhibit No.	Description
2.1(5)	Stock Purchase Agreement dated June 30, 1998, by and among the Company, Entity Planners, Inc., and Berry, Childers & Associates, L.L.C.
2.2(5)	Amendment to Stock Purchase Agreement dated September 30, 1998 by and among the Company, Entity Planners Inc. and Berry, Childers & Associates, L.L.C.
2.3(1)	Purchase and Sale Agreement, dated July 4, 1996, between United Support Association and Seller
2.4(1)	All Inclusive Trust Deed dated March 8, 1997, for the purchase and assumption of certain real-estate by Rising Tide, LTD from East Bay Lodging Association, LTD

Exhibit No.	Description
2.5(2)	Share Exchange Agreement, dated January 1, 1998, between Wade Cook Financial Corporation and Information Quest, Inc.
2.6(2)	Stock Purchase Agreement, dated August 8, 1997, between Profit Financial Corporation and Curtis A. Taylor and Stanley J. Zenk regarding Worldwide Acquisition.
2.7(2)

Stock Purchase Agreement, dated August 1, 1997, between Wade Cook Financial Corporation and John V. Childers, Sr., Brenda Childers, Tracy Allan Childers and John V. Childers, Jr. regarding Ideal Acquisition.

2.8(2)	Share Exchange Agreement, dated August 15, 1997, between Profit Financial Corporation and Gold Leaf Press, Inc.
2.9(2)	Share Exchange Agreement, dated August 15, 1997, between Profit Financial Corporation and Origin Book Sales, Inc.
2.10(3)	Assignment and Assumption of Interest, Consent Agreement, Memorandum of Terms re: Airport Hotel Partners, L.L.C.
2.11(3)	Limited Liability Company Interest Purchase Agreement re: Woods Cross Hotel Partners, L.C. dated November 29, 1997.
2.12(3)	Limited Liability Company Interest Purchase Agreement with exhibits re: Park City Hotel Partners, L.C. dated February 4, 1997
2.13(3)	Memorandum of Terms, Assignment and Assumption of Interest, Warranty Deed re: Airport Lodging Associates, L.L.C.
2.14(4)	Share Exchange Agreement, dated January 1, 1998, between WCFC & Quantum Marketing, Inc.
2.15(4)	Stock Assignment Agreement dated January 1, 1998, between WCFC & Glendon H. Sypher
3.1(2)	Articles of Incorporation of Wade Cook Financial Corporation
3.2(2)	Bylaws of Wade Cook Financial Corporation
4.1(2)	Form of Wade Cook Financial Corporation’s Common Stock Certificate
*10.1(2)	1997 Stock Incentive Plan of Wade Cook Financial Corporation
10.2(2)	Form of Indemnification Agreement of Wade Cook Financial Corporation
10.3(1)	Product Agreement, dated June 25, 1997, and effective as of July 1, 1997, among Wade Cook Seminars, Inc., Money Chef, Inc., and Wade B. Cook
10.4(1)	Agreement dated February 1, 1996, between Wade B. Cook and Lighthouse Publishing Group, Inc.
10.5(1)	Amended Agreement, dated June 26, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.

Exhibit No.	Description
10.6(1)	Agreement dated January 1, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.
10.7(1)	Amended Agreement dated June 26, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.
10.8(1)	Agreement dated March 1, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.
10.9(1)	Agreement dated May 1, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.
*10.10(1)	Employment Agreement dated June 26, 1997, by and between Wade Cook Seminars, Inc., and Wade B. Cook
10.11(1)	Commercial Lease dated June 25, 1997, by and between Wade Cook Seminars, Inc. and U.S.A. Corporate Services, Inc.
10.12(1)	Agreement dated November 1, 1996, between Wade B. Cook and Lighthouse Publishing Group, Inc.
10.13(1)	Secured Loan Agreement and Promissory Note (Secured) between U.S.A., Wade Cook Seminars, Inc. and Newstart Centre, Inc.
10.14(2)	Open-Ended Product Agreement, dated March 20, 1998, between Wade Cook Financial Corporation and Wade B. Cook
10.15(3)	Product Agreement, dated March 23, 1998, between Planet Cash, Inc., Steven Allyn Wirrick and Wade Cook Financial Corporation
10.16(3)	Stock Assignment Agreement, dated January 1, 1998, between Get Ahead Bookstores, Inc., Glendon H. Sypher and Wade Cook Financial Corporation
10.17(2)	Product Agreement, dated March 23, 1998, between Wade Cook Financial Corporation, Information Quest, Inc. and Thomas Cloward
10.18(2)	Share Exchange Agreement, dated September 12, 1997, between Profit Financial Corporation and Applied Voice Recognition, Inc.
10.19(2)	Publishing Agreement, effective October 1, 1997 and signed January 12, 1998, between Lighthouse Publishing Group, Inc. and Wade B. Cook
10.20(2)	Secured Loan Agreement, Promissory Note, and Certificate of Delivery and Receipt of Documents, dated May 23, 1997, between USA/Wade Cook Seminars, Inc. and Newstart Centre, Inc.
10.21(2)	Secured Loan Agreement, Promissory Note, and Certificate of Delivery and Receipt of Documents, dated June 20, 1997, between Wade Cook Seminars, Inc. and Newstart Centre, Inc.

Exhibit No.	Description
10.22(2)	Secured Loan Agreement, Promissory Note, and Certificate of Delivery and Receipt of Documents, dated July 25, 1997, between Wade Cook Seminars, Inc. and Newstart Centre, Inc.
10.23(2)	Secured Loan Agreement, Promissory Note, and Certificate of Delivery and Receipt of Documents, dated August 22, 1997, between Information Quest, Inc. and Newstart Centre, Inc.
10.24(2)	Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents, dated October 9, 1997, between Information Quest, Inc. and Newstart Centre, Inc.
10.25(2)	Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents, dated October 9, 1997, between Left Coast Advertising, Inc. and Newstart Centre, Inc.
10.26(2)	Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents dated August 19, 1997, between Left Coast Advertising, Inc. and Newstart Centre, Inc.
10.27(3)	Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents, dated January 20, 1998, between Wade Cook Seminars, Inc. and Newstart Centre, Inc.
10.28(2)	Secured Promissory Note, dated July 31, 1997, between Wade Cook Seminars, Inc. and Robert and Meda Hondel
10.29(3)	Secured Promissory Note, dated June 18, 1997, between Paul and Laurie Cook and Wade Cook Seminars, Inc.
10.30(3)	Secured Promissory Note, dated January 1, 1998, between Paul and Laurie Cook and Wade Cook Seminars, Inc.
10.31(3)	Warranty Deed, Articles of Organization re: Red Rock Lodging Associates
10.32(4)	Contract for Sale of Real Estate dated January 20, 1998 by and between Ideal Travel Concepts, Inc. and/or assigns and Kenneth B. Lenoir
10.33(5)	Exclusive Product License Agreement dated June 30, 1998 by and between Wade B. Cook, and Entity Planners, Inc.
10.34(5)	Exclusive Product License Agreement dated June 30, 1998 by and between Wade Cook Financial Corporation, and Entity Planners, Inc.
10.35(5)	Open Ended Product Agreement between the Company and Wade Cook dated March 20, 1998
10.36(5)	Amendment to the Open Ended Product Agreement dated November 13, 1998 by and between the Company and Wade Cook

Exhibit No.	Description
10.37(6)	Assignment and Assumption of Interest dated August 22, 1996 by and between Zion’s Management and Development Co., Airport Lodging Associates L.C. and Wade Cook Seminars, Inc.
10.38(6)	Real Estate Purchase Contract dated August 22, 1997 (St. George Hilton)
10.39(6)	Addendum No. 1/Counteroffer to Real Estate Purchase Contract dated August 1997 (St. George Hilton
10.40(6)	Real Estate Lease dated July 16, 1998 between Origin Book Sales, Inc. and California Avenue Associates, LLC.
10.41(6)	Form of Speaker Agreement
10.42(6)	Agreement dated December 11, 1998 between THH Ventures L.C. and the Company
10.43(7)	Assignment Agreement dated December 15, 1999 by and between Wade Cook Financial Corporation and Never Ending Wealth, L.P.
10.44(7)	Purchase and Sale Agreement for Hotel Properties dated December 1999 by and between Bountiful Investment Group, Inc. and Eagle Rock Finance, L.C.
10.45(7)	Promissory Note dated December 20, 2000 made by Stock Market Institute of Learning, Inc. in favor of Sun Life Assurance Company of Canada
10.46(7)	Promissory Note dated June 1999 made by Quantum Marketing, Inc. in favor of Habib American Bank
10.47(8)	Promissory Note in favor of Never Ending Wealth, L.P. dated September 30, 2000
*10.48(10)	Employment Agreement dated June 30, 2000 Wade B. Cook, individual and Wade Cook Financial Corporation
*10.49(10)	Employment Agreement dated November 11, 2000 Wade B. Cook president of Wade Cook Financial Corporation and Cynthia C. Britten CPA
10.50(10)	Sublease dated September 2000 between Papercraft, LLC, a Delaware limited liability company (“Subleasor”), and Wade Cook Financial Corporation (WCFC) d.b.a. Quantum Marketing, Inc
10.51(10)	Amendment to Open-ended Product Agreement dated March 15, 2000 between Wade Cook Financial Corporation and Wade B. Cook
10.52(11)	Promissory Note in favor of Centrum Financial Services, Inc. dated May 30, 2001
10.53(12)	Promissory Note in favor of Centrum Financial Services, Inc. dated August 10, 2001
10.54(12)	Promissory Note in favor of Seattle Funding Group Ltd. Dated July 26, 2001
10.55(12)	Promissory Note in favor of Bismarck Mortgage Company, LLC dated September 28, 2001
10.56(12)	Meeting and Retail Sale Distribution Agreement dated November 9, 2001 between Wade Cook Financial Corporation and First Scientific, Incorporated

Exhibit No.	Description
10.57(12)	Licensing Agreement dated September 2001 between Stock Market Institute of Learning, Inc. and B4Utrade.com
10.58(12)	Amendment to Open-Ended Product Agreement dated June 30, 2001 between Wade Cook Financial Corporation and Wade B. Cook
10.59(13)	Promissory Note in favor of Centrum Financial Services, Inc. dated January 30, 2002
16.1(9)	Letter re: Change in Certifying Accountant
99.1(8)

Voluntary Consent Decree between the Federal Trade Commission, as plaintiff, and Company, as defendant, with the U.S. District Court, Western District of Washington on October 13, 2000 (Confidential treatment has been granted as to certain portions of this exhibit.  Omitted promotions have been filed separately with the Securities and Exchange Commission.  Consent Decree serves as a ‘form of” document for similar orders filed with respect to fourteen state AGs.

99.2(13)	Private Securities Act of 1995 — Safe Harbor For Forward Looking Statements
99.3(13)	Pursuant to 18 U.S.C. section 1350, certification Chief Executive and Chief Financial Officers pursuant to the Sarbanes-Oxley Act of 2002

*              This document has been identified as a management contract or compensatory plan or arrangement.

(1)             Previously filed as an exhibit to the Company’s registration statement on Form 10 filed with the SEC on April 30, 1997, as amended on June 29, 1997 and September 24, 1997

(2)             Previously filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 31, 1998

(3)             Previously filed as an exhibit to the Company’s Form 10-K/A filed with the SEC on July 20, 1998

(4)             Previously filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 8, 1998

(5)             Previously filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 16, 1998

(6)             Previously filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 31, 1999

(7)             Previously filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 31, 2000

(8)             Previously filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 14, 2000

(9)             Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 4, 2000.

(10)       Previously filed as an exhibit to the Company’s Form 10-K filed with the SEC on April 16, 2001

(11)       Previously filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 14, 2001

(12)       Previously filed as an exhibit to the Company’s Form 10-K filed with the SEC on April 26, 2002

(13)       Filed as an exhibit to the Company’s Form 10-Q filed with the SEC in August 2002.

(b)   Reports on Form 8-K

On February 25, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission.  The Form 8-K addressed two items.  First, the Form 8-K disclosed that the Company was postponing a 1-for-10 reverse stock split scheduled to occur on February 28, 2002.  The Company did not select an alternative reverse split date.  Second, the Form 8-K also addressed the Federal Trade Commission’s (“FTC”) Application for a Motion for Contempt.  The Application alleged the Company’s non-compliance with the voluntary Consent Decree entered into between the Company and the FTC on October 5, 2000.

On August 6, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission.  The Form 8-K addressed the resignations of Ken Roberts, Angela Pirtle, and Janice Leysath as members of the Company’s Board of Directors and Executive/Audit Committee.  The Form 8-K also addressed the appointment of Craig McKenzie to the Company’s Board of Directors.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q, to be signed on its behalf by the undersigned duly authorized.

WADE COOK FINANCIAL CORPORATION

August 27, 2002	/s/ Wade Cook
Wade B. Cook, Chief Executive Officer, and Chief Accounting Officer (Principal Financial and Accounting Officer and Only Authorized Officer).

EXHIBIT INDEX

Exhibit No.	Description
2.1(5)	Stock Purchase Agreement dated June 30, 1998, by and among the Company, Entity Planners, Inc., and Berry, Childers & Associates, L.L.C.
2.2(5)	Amendment to Stock Purchase Agreement dated September 30, 1998 by and among the Company, Entity Planners Inc. and Berry, Childers & Associates, L.L.C.
2.3(1)	Purchase and Sale Agreement, dated July 4, 1996, between United Support Association and Seller
2.4(1)	All Inclusive Trust Deed dated March 8, 1997, for the purchase and assumption of certain real-estate by Rising Tide, LTD from East Bay Lodging Association, LTD
2.5(2)	Share Exchange Agreement, dated January 1, 1998, between Wade Cook Financial Corporation and Information Quest, Inc.
2.6(2)	Stock Purchase Agreement, dated August 8, 1997, between Profit Financial Corporation and Curtis A. Taylor and Stanley J. Zenk regarding Worldwide Acquisition.
2.7(2)

Stock Purchase Agreement, dated August 1, 1997, between Wade Cook Financial Corporation and John V. Childers, Sr., Brenda Childers, Tracy Allan Childers and John V. Childers, Jr. regarding Ideal Acquisition.

2.8(2)	Share Exchange Agreement, dated August 15, 1997, between Profit Financial Corporation and Gold Leaf Press, Inc.
2.9(2)	Share Exchange Agreement, dated August 15, 1997, between Profit Financial Corporation and Origin Book Sales, Inc.
2.10(3)	Assignment and Assumption of Interest, Consent Agreement, Memorandum of Terms re: Airport Hotel Partners, L.L.C.
2.11(3)	Limited Liability Company Interest Purchase Agreement re: Woods Cross Hotel Partners, L.C. dated November 29, 1997.
2.12(3)	Limited Liability Company Interest Purchase Agreement with exhibits re: Park City Hotel Partners, L.C. dated February 4, 1997
2.13(3)	Memorandum of Terms, Assignment and Assumption of Interest, Warranty Deed re: Airport Lodging Associates, L.L.C.
2.14(4)	Share Exchange Agreement, dated January 1, 1998, between WCFC & Quantum Marketing, Inc.
2.15(4)	Stock Assignment Agreement dated January 1, 1998, between WCFC & Glendon H. Sypher
3.1(2)	Articles of Incorporation of Wade Cook Financial Corporation
3.2(2)	Bylaws of Wade Cook Financial Corporation

Exhibit No.	Description
4.1(2)	Form of Wade Cook Financial Corporation’s Common Stock Certificate
*10.1(2)	1997 Stock Incentive Plan of Wade Cook Financial Corporation
10.2(2)	Form of Indemnification Agreement of Wade Cook Financial Corporation
10.3(1)	Product Agreement, dated June 25, 1997, and effective as of July 1, 1997, among Wade Cook Seminars, Inc., Money Chef, Inc., and Wade B. Cook
10.4(1)	Agreement dated February 1, 1996, between Wade B. Cook and Lighthouse Publishing Group, Inc.
10.5(1)	Amended Agreement, dated June 26, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.
10.6(1)	Agreement dated January 1, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.
10.7(1)	Amended Agreement dated June 26, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.
10.8(1)	Agreement dated March 1, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.
10.9(1)	Agreement dated May 1, 1997, between Wade B. Cook and Lighthouse Publishing Group, Inc.
*10.10(1)	Employment Agreement dated June 26, 1997, by and between Wade Cook Seminars, Inc., and Wade B. Cook
10.11(1)	Commercial Lease dated June 25, 1997, by and between Wade Cook Seminars, Inc. and U.S.A. Corporate Services, Inc.
10.12(1)	Agreement dated November 1, 1996, between Wade B. Cook and Lighthouse Publishing Group, Inc.
10.13(1)	Secured Loan Agreement and Promissory Note (Secured) between U.S.A., Wade Cook Seminars, Inc. and Newstart Centre, Inc.
10.14(2)	Open-Ended Product Agreement, dated March 20, 1998, between Wade Cook Financial Corporation and Wade B. Cook
10.15(3)	Product Agreement, dated March 23, 1998, between Planet Cash, Inc., Steven Allyn Wirrick and Wade Cook Financial Corporation
10.16(3)	Stock Assignment Agreement, dated January 1, 1998, between Get Ahead Bookstores, Inc., Glendon H. Sypher and Wade Cook Financial Corporation
10.17(2)	Product Agreement, dated March 23, 1998, between Wade Cook Financial Corporation, Information Quest, Inc. and Thomas Cloward

Exhibit No.	Description
10.18(2)	Share Exchange Agreement, dated September 12, 1997, between Profit Financial Corporation and Applied Voice Recognition, Inc.
10.19(2)	Publishing Agreement, effective October 1, 1997 and signed January 12, 1998, between Lighthouse Publishing Group, Inc. and Wade B. Cook
10.20(2)	Secured Loan Agreement, Promissory Note, and Certificate of Delivery and Receipt of Documents, dated May 23, 1997, between USA/Wade Cook Seminars, Inc. and Newstart Centre, Inc.
10.21(2)	Secured Loan Agreement, Promissory Note, and Certificate of Delivery and Receipt of Documents, dated June 20, 1997, between Wade Cook Seminars, Inc. and Newstart Centre, Inc.
10.22(2)	Secured Loan Agreement, Promissory Note, and Certificate of Delivery and Receipt of Documents, dated July 25, 1997, between Wade Cook Seminars, Inc. and Newstart Centre, Inc.
10.23(2)	Secured Loan Agreement, Promissory Note, and Certificate of Delivery and Receipt of Documents, dated August 22, 1997, between Information Quest, Inc. and Newstart Centre, Inc.
10.24(2)	Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents, dated October 9, 1997, between Information Quest, Inc. and Newstart Centre, Inc.
10.25(2)	Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents, dated October 9, 1997, between Left Coast Advertising, Inc. and Newstart Centre, Inc.
10.26(2)	Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents dated August 19, 1997, between Left Coast Advertising, Inc. and Newstart Centre, Inc.
10.27(3)	Secured Loan Agreement, Promissory Note and Certificate of Delivery and Receipt of Documents, dated January 20, 1998, between Wade Cook Seminars, Inc. and Newstart Centre, Inc.
10.28(2)	Secured Promissory Note, dated July 31, 1997, between Wade Cook Seminars, Inc. and Robert and Meda Hondel
10.29(3)	Secured Promissory Note, dated June 18, 1997, between Paul and Laurie Cook and Wade Cook Seminars, Inc.
10.30(3)	Secured Promissory Note, dated January 1, 1998, between Paul and Laurie Cook and Wade Cook Seminars, Inc.
10.31(3)	Warranty Deed, Articles of Organization re: Red Rock Lodging Associates
10.32(4)	Contract for Sale of Real Estate dated January 20, 1998 by and between Ideal Travel Concepts, Inc. and/or assigns and Kenneth B. Lenoir

Exhibit No.	Description
10.33(5)	Exclusive Product License Agreement dated June 30, 1998 by and between Wade B. Cook, and Entity Planners, Inc.
10.34(5)	Exclusive Product License Agreement dated June 30, 1998 by and between Wade Cook Financial Corporation, and Entity Planners, Inc.
10.35(5)	Open Ended Product Agreement between the Company and Wade Cook dated March 20, 1998
10.36(5)	Amendment to the Open Ended Product Agreement dated November 13, 1998 by and between the Company and Wade Cook
10.37(6)	Assignment and Assumption of Interest dated August 22, 1996 by and between Zion’s Management and Development Co., Airport Lodging Associates L.C. and Wade Cook Seminars, Inc.
10.38(6)	Real Estate Purchase Contract dated August 22, 1997 (St. George Hilton)
10.39(6)	Addendum No. 1/Counteroffer to Real Estate Purchase Contract dated August 1997 (St. George Hilton
10.40(6)	Real Estate Lease dated July 16, 1998 between Origin Book Sales, Inc. and California Avenue Associates, LLC.
10.41(6)	Form of Speaker Agreement
10.42(6)	Agreement dated December 11, 1998 between THH Ventures L.C. and the Company
10.43(7)	Assignment Agreement dated December 15, 199 by and between Wade Cook Financial Corporation and Never Ending Wealth, L.P.
10.44(7)	Purchase and Sale Agreement for Hotel Properties dated December 1999 by and between Bountiful Investment Group, Inc. and Eagle Rock Finance, L.C.
10.45(7)	Promissory Note dated December 20, 2000 made by Stock Market Institute of Learning, Inc. in favor of Sun Life Assurance Company of Canada.
10.46(7)	Promissory Note dated June 1999 made by Quantum Marketing, Inc. in favor of Habib American Bank.
10.47(8)	Promissory Note in favor of Never Ending Wealth, L.P. dated September 30, 2000.
*10.48(10)	Employment Agreement dated June 30, 2000 Wade B. Cook, individual and Wade Cook Financial Corporation.
*10.49(10)	Employment Agreement dated November 11, 2000 Wade B. Cook president of Wade Cook Financial Corporation and Cynthia C. Britten CPA
10.50(10)	Sublease dated September 2000 between Papercraft, LLC, a Delaware limited liability company (“Subleasor”), and Wade Cook Financial Corporation (WCFC) d.b.a. Quantum Marketing, Inc.
10.51(10)	Amendment to Open-ended Product Agreement dated March 15, 2000 between Wade Cook Financial Corporation and Wade B. Cook.

Exhibit No.	Description
10.52(11)	Promissory Note in favor of Centrum Financial Services, Inc. dated May 30, 2001
10.53(12)	Promissory Note in favor of Centrum Financial Services, Inc. dated August 10, 2001
10.54(12)	Promissory Note in favor of Seattle Funding Group Ltd. dated July 26, 2001
10.55(12)	Promissory Note in favor of Bismarck Mortgage Company, LLC dated September 28, 2001
10.56(12)	Meeting and Retail Sale Distribution Agreement dated November 9, 2001 between Wade Cook Financial Corporation and First Scientific, Incorporated
10.57(12)	Licensing Agreement dated September 2001 between Stock Market Institute of Learning, Inc. and B4Utrade.com
10.58(12)	Amendment to Open-Ended Product Agreement dated June 30, 2001 between Wade Cook Financial Corporation and Wade B. Cook
10.59(13)	Promissory Note in favor of Centrum Financial Services, Inc. dated January 30, 2002
16.1(9)	Letter re: Change in Certifying Accountant
99.1(8)

Voluntary Consent Decree between the Federal Trade Commission, as plaintiff, and Company, as defendant with the U.S. District Court, Western District of Washington on October 13, 2000 (Confidential treatment has been granted as to certain portions of this exhibit.  Omitted promotions have been filed separately with the Securities and Exchange Commission.  Consent Decree serves as a ‘form of” document for similar orders filed with respect to fourteen state AGs.

99.2(13)	Private Securities Act of 1995 — Safe Harbor For Forward Looking Statements.
99.3(13)	Pursuant to 18 U.S.C. section 1350, certification Chief Executive and Chief Financial Officers pursuant to the Sarbanes-Oxley Act of 2002.

*              This document has been identified as a management contract or compensatory plan or arrangement.

(1)          Previously filed as an exhibit to the Company’s registration statement on Form 10 filed with the SEC on April 30, 1997, as amended on June 29, 1997 and September 24, 1997

(2)          Previously filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 31, 1998

(3)          Previously filed as an exhibit to the Company’s Form 10-K/A filed with the SEC on July 20, 1998

(4)          Previously filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 8, 1998

(5)          Previously filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 16, 1998

(6)          Previously filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 31, 1999

(7)          Previously filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 31, 2000

(8)          Previously filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 14, 2000

(9)          Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 4, 2000.

(10)    Previously filed as an exhibit to the Company’s Form 10-K filed with the SEC on April 16, 2001

(11)    Previously filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 14, 2001

(12)    Previously filed as an exhibit to the Company’s Form 10-K filed with the SEC on April 26, 2002

(13)    Filed as an exhibit to the Company’s Form 10-Q filed with the SEC in August 2002.