Form 10-Q
period 2002-09-30
WADE COOK FINANCIAL CORP
filed 2002-12-03
CIK 894417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of September 30, 2002 was 6,519,035 shares.  Reported total outstanding shares includes a reverse 1-for-10 reverse stock split effective September 3, 2002.

WADE COOK FINANCIAL CORPORATION

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

Wade Cook Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)	September 30, 2002 (unaudited)	December 31, 2001
Assets:
Current assets:
Cash and cash equivalents	$13	$643
Marketable securities	116	155
Receivable from construction loan	—	809
Receivables, trade and credit card	1,843	1,803
Inventory	985	1,510
Notes receivable — employees, current portion	78	84
Due from related parties	75	119
Deferred tax assets	320	936
Income tax refund receivable	2,179	3,053
Prepaid expenses	69	45
Total current assets	5,678	9,157

Property, plant and equipment, net of depreciation	6,445	7,446
Goodwill, net of amortization	94	1,149

Other assets:
Other investments	5,485	4,553
Deposits in other assets	444	408
Notes receivable, employees	1,012	1,047
Total other assets	6,941	6,008

Total assets	$19,158	$23,760

	September 30, 2002 (unaudited)	December 31, 2001
Liabilities and shareholders’ equity:
Current liabilities:
Current portion of long-term debt	$2,816	$2,625
Accrued expenses	1,515	1,730
Accounts payable	5,480	3,596
Margin loans in investment accounts	—	2
Payroll, payroll tax and other accrued taxes	633	214
Deferred revenue	728	1,270
Payables, related parties	360	317
Total current liabilities	11,532	9,754

Due to related party, long term	2,045	2,045
Long-term debt	4,661	4,569
Deferred revenue	743	1,083
Total long-term liabilities	7,449	7,697
Total liabilities	18,981	17,451

Minority interest	673	668

Shareholders’ equity:
Preferred stock	—	—
Common stock	64	64
Paid-in capital	4,845	4,845
Prepaid advertising	(61)	(110)
Retained earnings (accumulated deficit)	(4,704)	1,469
	144	6,268
Less: common stock in treasury at cost:	(640)	(627)
Total shareholders’ equity	(496)	5,641
Total liabilities, minority interest, and stockholders’ Equity	$19,158	$23,760

Wade Cook Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except per share data)	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Revenue, net of returns and discounts	$3,473	$6,669	$14,168	$29,341

Costs and expenses:
Cost of revenue	1,507	1,534	5,699	9,063
Selling, general and administrative	3,634	5,350	13,763	21,079
Total operating costs	5,141	6,884	19,462	30,142

Loss from operations	(1,668)	(215)	(5,294)	(801)

Other income (expense):
Interest and dividends	20	182	87	301
Loss on trading securities	(14)	(416)	(189)	(1,276)
Interest expense	(339)	(209)	(796)	(445)
Loss on disposition of assets(s)	—	—	(46)	(190)
Other income	32	262	344	1,442
Total other income (expenses)	(301)	(181)	(600)	(168)

Loss before income taxes	(1,969)	(396)	(5,894)	(969)
Income tax expense (benefit)	207	(108)	(388)	(334)
Minority interest	—	3	5	10
Loss from continuing operations	(2,176)	(291)	(5,511)	(645)
Extraordinary loss (net of income tax benefit of $15)	—	—	(29)	—
Cumulative effect of accounting change (net of tax benefit of $189 and $404, respectively)	(295)	—	(632)	—
Net loss	$(2,471)	$(291)	$(6,172)	$(645)

Earnings per share:
Net loss	$(0.38)	$(0.05)	$(0.95)	$(0.10)

Weighted average number of shares	6,519	6,361	6,519	6,376

Wade Cook Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Nine Months Ended
(in thousands)	Sept. 30, 2002	Sept. 30, 2001
Cash used operations	$(814)	$(2,993)
Cash provided by (used in) investing activities	(936)	32
Cash provided by financing activities:
Net borrowings	1,120	2,121
Net decrease in cash	$(630)	$(840)

Wade Cook Financial Corporation and Subsidiaries

Notes to Interim Financial Statements

September 30, 2002

1.     Basis for Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  For further information, refer to “Factors Affecting Future Results,” and to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “Form 10-K”) and the risk factors contained in Exhibit 99.2 attached hereto.

2.     Earnings per Share

Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.

3.     Change in Accounting Principle

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

Balance as of January 1, 2002	$1,130
Cumulative effect of accounting change	1,036
Balance as of September 30, 2002	$94

The Company performed a transitional impairment test of its goodwill as of June 30, 2002 and again as of September 30, 2002. Due to, among other things, the overall softening of the travel market and the related decline in seminar segment, the Company recorded goodwill transitional impairment losses of $552 thousand and $484 thousand which were recorded during the second and third quarters, respectively, as the cumulative effect of an accounting change in the Company’s Consolidated Statements of Operations. The fair value of the reporting unit giving rise to the transitional impairment loss was estimated using the expected present value of future cash flows.

Due to the adoption of SFAS 142 on January 1, 2002, the Company ceased amortizing goodwill. Had SFAS 142 been in effect during the three and nine months ended September 30, 2001, the Company would not have recorded goodwill amortization expense of $13 thousand and $40 thousand, respectively. The following summarizes net loss adjusted to exclude goodwill amortization expense, and the related tax effect, that is no longer subject to amortization (in thousands, except per share amounts):

	Three Months Ended Sept.30,		Nine Months Ended Sept. 30,
	2002	2001	2002	2001
Reported net loss	$2,471	$291	$6,172	$645
Goodwill amortization, net of tax	—	8	—	24
Adjusted net loss	$2,471	$283	$6,172	$621

Earnings per share — as reported	$(0.38)	$(0.05)	$(0.95)	$(0.10)
Earnings per share — adjusted	$(0.38)	$(0.04)	$(0.95)	$(0.10)

4.     Licensing Arrangement

In June of 1999, the Company initiated an informal licensing arrangement with the Anderson Law Group (“ALG”) with respect to licensing of certain intellectual property. Under the temporary licensing arrangement, the Company receives payments in the form of marketing fees equal to 35% of ALG’s gross proceeds from select services. As of the third fiscal quarter of 2002, the Company had received  $330,000 in marketing fees from ALG.  Proceeds from ALG are accounted for under the “Other income” classification under “Other Income and Expense” on the Company’s Consolidated Statements of Operations.

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

The Company operates through five business segments: Seminars, Product Sales, Pager/informational alert services, Travel services, and Other.  The Seminars segment primarily conducts educational seminars on strategies for trading in the stock market and buying and selling real estate.  The Product Sales segment includes the publishing of books, CDs, videotapes, audio tapes, and written materials designed to teach various trading and cash flow strategies for trading in the stock market, asset protection, and asset accumulation techniques.  The Pager/informational alert service segment produces the IQ Pager and Daily IQ.  The IQ Pager offers subscribers with one-way paging services for receiving stock market related information.  In the first quarter of 2002, the Company launched Daily IQ.  Daily IQ is an interactive information alert service that allows subscribers to customize stock market informational alerts.  Unlike the IQ Pager, Daily IQ can be accessed on any email-enabled device including Palm Pilots, computers, and cell phones. Daily IQ is expected to replace the IQ Pager by the end of 2002.   The Travel service segment is a travel agency that is also in the business of selling travel agent training kits.  The Other segment primarily includes residential real estate development projects, and an inter-company advertising agency.  The Company entered into a sales and distribution agreement with respect to a line of skin care products identified under the brand name Fresh Cleanse®.  As of the third quarter of 2002, the Company had neither executed sales of the Fresh Cleanse product line nor commenced significant operations related thereto.  As a result, the Company has not provided separate accounting relating to the Fresh Cleanse product line.

Information on the Company’s business segments is presented below:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Net revenues and sales
Seminars	$2,798	$5,138	$11,624	$23,547
Product sales	439	979	1,561	3,944
Pager/informational alert services	103	228	401	859
Travel service	124	341	547	1,103
Other	8	152	41	1,520
Less: inter-company sales	1	(169)	(6)	(1,632)
	$3,473	$6,669	$14,168	$29,341

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Cost of sales
Seminars	$944	$1,083	$4,466	$7,307
Product sales	507	389	1,067	1,649
Pager/informational alert services	56	68	166	213
Travel service	—	—	—	2
Other	—	191	—	1,350
Less: inter-company sales	—	(197)	—	(1,458)
	$1,507	$1,534	$5,699	$9,063

Operating income
Seminars	$(897)	$(172)	$(3,732)	$(1,020)
Product sales	(648)	(89)	(1,234)	(382)
Pager/informational alert services	(15)	124	(7)	545
Travel service	(58)	4	(128)	49
Other	(51)	(68)	(194)	47
Less: inter-company sales	1	(14)	1	(40)
	$(1,668)	$(215)	$(5,294)	$(801)

(in thousands)	September 30, 2002	December 31, 2001
Net Identifiable assets
Seminars	$—	$—
Product sales	270	508
Pager/informational alert services	1,232	1,232
Travel service	84	71
Other	50	50
Segmented assets	1,636	1,861
Corporate assets	12,922	12,922
Total identifiable assets	$14,558	$14,783

Accumulated Depreciation
Seminars	$—	$—
Product sales	257	431
Pager/informational alert services	1,029	845
Travel service	70	59
Other	30	19
Segmented assets depreciation	1,386	1,354
Corporate assets depreciation	6,727	5,983
Total accumulated depreciation	$8,113	$7,337

Net identifiable assets	$6,445	$7,446

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

The combination of the Earthquake and Flooding caused the Company to significantly reduce operations for a period, and rendered one half of the Headquarters temporarily unusable until July of 2001.  It is not presently known when the corporate headquarters will again be fully restored. The inability to fully restore the corporate headquarters has caused and continues to cause the Company to incur substantial continuing and extra expenses. At this time, the Company does not have a final estimate of the full extent of property damage, lost profits, goodwill, and associated expenses incurred on account of the Earthquake and the Flooding, but believes such combined losses could exceed $5,000,000.  Currently, the Company is engaged in litigation with Caliber One Indemnity Company to obtain proceeds under the Company’s relevant commercial property insurance policy (for a more complete description of this litigation see “Legal Proceedings” of the Form 10-Q for the fiscal period ended March 31, 2002 and other previously filed reports).

8.     Going Concern.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  However, the Company has sustained significant operating losses for the years ended December 31, 2001, 2000, and 1999.  In addition, the Company has used substantial amounts of working capital in its operations.  Furthermore, at December 31, 2001, 2000, and 1999, current liabilities exceeded current assets by $215,000, $1.3 million, and $2.7 million respectively.  Also at June 30, 2002, the Company entered a retained earnings deficit.  In view of these matters, realization of a major portion of assets in the accompanying balance sheets is dependant upon continued operations of the Company, which in turn is dependant upon the Company’s ability to meet its working capital requirements, and the success of its future operations.  Management has taken steps to reduce costs, and promote profitability and liquidity in past fiscal periods, and contemplates similar steps in future fiscal periods.  By closing many the Company’s unprofitable Education and Distribution Centers, the Company has been able to redirect significant attention and focus on its core business of conducting education investment seminars.  In addition, the reduction of total employee work-force and management’s continued monitoring of variable costs has had some effect on general efficiency and a decrease in selling, general, and administrative expenses.  While management makes no guarantees that the steps it has taken  (or will take) shall be successful, it believes that the actions presently being taken to revise the Company’s operations and financial requirements provide the opportunity for the Company to continue as a going concern.

9.     Deferred Tax Asset and Valuation Allowance.

The realization of the deferred tax asset is dependent on future earnings, if any. Due to the uncertainty of the Company’s ability to realize this benefit, the Company has recorded a valuation allowance amounting to $806,000 as of September 30, 2002. The deferred tax asset, before valuation allowances, is approximately $1,126,000. The remaining net deferred tax asset of $320,000 represents the tax benefit that can be claimed against the available remaining carryback.

10.  Subsequent Events

On October 25, 2002, the Company sold one of the two residential luxury homes it had included in Other Investments at September 30, 2002. The property, which had a carrying cost of $1.5 million, was sold for $1.1 million resulting in a loss before tax of approximately $400,000. The proceeds of the loan were used to satisfy construction and other loans on the property. The loss will be included in the results of operations during the fourth quarter under the “Other” segment of the Company.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Information

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as “expects,” “believe,” “believes,” “plan” “plans,” “anticipate,” “anticipates,” “is anticipated,” or stating that certain actions, events or results “will,” “may,” “should,” or “can” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Forward-looking statements are based on expectations, estimates and projections of the Company’s management at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by the Company.  Such risks and uncertainties include, but are not limited to, the Company’s working capital deficiency and liquidity constraints, the effects of the Company’s technical noncompliance with Form 10-K filed for the year ending December 31, 2000, the effect that volatility in the stock market may have on the interest of customers in the Company’s seminars, products and services and on the Company’s own investments, the level of resources that may be required by the Company’s consumer redress program, the Company’s continuing compliance with state and federal agreements, the Company’s ability to manage its growth and to integrate recent acquisitions, fluctuations in the commercial real estate market, adverse economic conditions, the influence on the management of the Company by Wade B. Cook, the Company’s Chief Executive Officer (“Mr. Cook”), the possibility of adverse outcomes in pending or threatened litigation and actions involving the Company, consequences associated with the Company’s policy of committing available cash to additional investments, lack of liquidity in the Company’s investments, damage and disruption to operations caused by the February 28, 2001 earthquake and flooding, delayed payment of payroll obligations, continuation of corporate insurance policies, recent director resignations, and other risks and uncertainties discussed herein and those detailed in the Company’s other Securities and Exchange Commission (the “SEC”) filings.  Investors are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis, estimates and opinions as of the date hereof.  The Company undertakes no obligation to update forward-looking statements if circumstances, or management’s analysis, estimates or opinions should change.  For the convenience of the reader, the Company has attempted to identify forward-looking statements contained in this report with an asterisk (*).  However, the omission of an asterisk should not be presumed to mean that a statement is not a forward-looking statement within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

Two of the Company’s subsidiaries, Left Coast Advertising, Inc., and Lighthouse Publishing Group, Inc., conduct advertising and publishing services respectively.  During the first nine months of 2002, the Company did not rely on Left Cost Advertising, Inc., but rather relied on outside third party vendors to fulfill the Company’s marketing needs.

                In August 1997, the Company was assigned all interests and rights in Worldwide Publishers, Inc. (“Worldwide”), a publisher of inspirational and children’s books, Origin Book Sales, Inc. (“Origin”), a seller of books, audio cassettes, art and software and the exclusive distributor for Worldwide (“Worldwide”); Gold Leaf Press, Inc. (“Gold Leaf”), a publisher of fiction and non-fiction books; and Ideal Travel Concepts, Inc. (“Ideal”), a provider of travel related services and travel agent training. The aggregate consideration in these acquisitions consisted of a cancellation of $275,000 in indebtedness to the Company and 423,294 shares of the Company’s common stock (before the reverse 1-for-10 stock split effective September 3, 2002).

                In January 1998, the Company acquired Quantum Marketing, Inc. (“Quantum”), a corporation that provides local marketing of SMILe products and services. The Company acquired all the issued and outstanding capital stock of Quantum in exchange for 45,000 shares of the Company’s common stock (before the reverse 1-for-10 stock split effective September 3, 2002) for a deemed purchase price of $189,000.  The Company discontinued the operations of Origin and Quantum in the fiscal year ended 2001 (for a more complete description of these events see “Item 1. Business” of the Company’s Form 10-K for the year ended December 31, 2001).

                In January 1998, the Company was assigned all interests in Information Quest, Inc. (“IQ”), a corporation that markets a paging service which provides subscribers with up-to-date stock market and financial information. The Company received all the issued and outstanding capital stock of IQ in exchange for 45,000 shares of the Company’s common stock (before the reverse 1-for-10 stock split effective September 3, 2002) for a deemed purchase price of $188,000.

Investments

The Company regularly evaluates acquisition and investment opportunities, and additional cash resources may be devoted to pursuing such opportunities.  In February 2002, the Company, through its wholly owned subsidiary SMILe, entered into a Stock Purchase Agreement to purchase the common stock of Ardayme Development Corporation (“Aradyme”).  Under this stock purchase agreement, the Company purchased 62,096 shares of Aradyme restricted common stock for a purchase price of $25,000.  Aradyme is a privately held corporation that has been involved in the development of alternative new user friendly database applications.   Aradyme’s alternative database technology seeks to allow users to modify database parameters without deconstructing and re-constructing the underlying database information involved.

The Company holds additional investments in oil and gas properties, private and public companies, real estate, and a minority interest in a hotels (for a more complete description of these investments see “Item 1. Business — Investments” in the Company’s Form 10-K for the year ended December 31, 2001).

Liquidity and Capital Resources

At September 30, 2002, the Company had current assets and current liabilities in the amounts of $5.7 million and $11.5 million, respectively, resulting in a working capital deficit of $5.8 million.  The working capital deficit at December 31, 2001 was $600,000.  The increase in the working capital deficit in the first nine months of 2002 is primarily the result of a significant increase in accounts payable, the utilization of funds from a construction loan, increased current portion of long-term debt and decreases in inventory and income tax refund receivable (for a more complete description of changes in the Company’s assets and liabilities see below).

The Company’s current assets decreased by $3.5 million from $9.2 million at December 31, 2001 to $5.7 million at September 30, 2002.  This decrease in current assets is primarily the result of decreases in the Company’s cash and cash equivalents, inventory, construction loan receivable, income tax refund receivable and deferred tax assets.

The Company’s cash and cash equivalents decreased by $600,000 from $600,000 at December 31, 2002 to $13,000 at September 30, 2002.  This decrease arose primarily out of Company spending for current operations.

The market value of the Company’s marketable securities was $100,000 at September 30, 2002 and did not show a significant change from December 31, 2001.

The receivable from construction loan decreased by $800,000 from $800,000 at December 31, 2002 to $-0- at September 30, 2002.  This decrease is attributable to the use of construction loan proceeds in furtherance of progress and development of a Company residential home project. The receivable from construction loan consisted of proceeds available to the Company under a course of construction loan (for a more complete description of this course of construction loan see “Item 7 Management’s Discussion and Analysis of Financial

Condition — Liquidity and Capital Resources” in the Company’s Form 10-K for the year ended December 31, 2001).

The Company’s trade and credit card receivables were $1.8 million at September 30, 2002 and did not show a significant change from December 31, 2001.  Trade and credit card receivables consist principally of restricted cash held in reserve by the Company’s credit card processor for refunds and charge-backs.

 Inventory decreased by $500,000 from $1.5 million at December 31, 2001 to $1.0 million as of September 30, 2002.  The decrease in inventory is primarily attributed to the continued consumption of existing inventory to meet current product and marketing needs.    Company inventory includes tapes, cassettes, manuals and books published by the Company, various related marketing materials, supplies and other assorted items.

At September 30, 2002 the Company had current receivables from related parties in the amount of $100,000 consisting primarily of loans to employees secured by real property.

The Company’s accrued deferred tax assets decreased by $600,000 from $900,000 at December 31, 2001 to $300,000 at September 30, 2002.  The decrease in deferred tax assets principally reflects a valuation reserve (see Note 9 — Deferred Tax Asset and valuation Allowance) decreasing the tax benefits related to timing and deductions and the write-down of goodwill relating to the Company’s travel segment (for a more complete description of this write-off of goodwill see below).

The Company’s income tax refund receivable decreased by $900,000 from $3.1 million at December 31, 2001 to $2.2 million at September 30, 2002.  The decrease in the income tax refund receivable is primarily attributable to the collection of refunds in August 2002 partially offset by the tax effect of operating losses during 2002.  The Company’s income tax refund receivable consists primarily of a $200,000 balance of the $2.5 million tax refund filed by the Company for the fiscal year ended December 31, 2001, and the tax benefit from operating losses during the first nine months of 2002.

Property, plant and equipment net of depreciation changed from $7.4 million at December 31, 2001 to $6.4 million at September 30, 2002.

Goodwill decreased by $1 million from $1.1 million at December 31, 2001 to $100,000 at September 30, 2002 due primarily to the write-down of goodwill relating to Ideal Travel Concepts, Inc. (“Ideal”).  Ideal is a wholly owned subsidiary of the Company that provides retail travel agency services and sells travel agent training kits.  Ideal’s operating results are accounted for under the Company’s Travel segment.  The Company determined that in light of Ideal’s operating results and its estimated future cash flows that goodwill acquired in the purchase of Ideal had been impaired and should be written-down.

                Current liabilities increased by $1.7 million from $9.8 million at December 31, 2001 to $11.5 million at September 30, 2002.  This increase in current liabilities is primarily attributable to increases in payroll, payroll tax and other accrued taxes; accounts payable; and the current portion of long-term debt.

The current portion of long-term debt increased by $200,000 from $2.6 million at December 31, 2001 to $2.8 million at September 30, 2002.  The current portion of long-term debt consists principally of those portions of Company loans that come due within 12 months. (For a more complete description of the Company’s loans see “Item 7 Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources” in the Company’s Form 10-K for the year ended December 31, 2001 and the Notes to the Financial Statements).  This increase is primarily due to increased borrowing and the delayed payment of certain obligations.

Accounts payable was $5.5 million at September 30, 2002 compared with $3.6 million at December 31, 2001.  The Company attributes the increase in accounts payable primarily to liquidity constraints that have lead to delays in the satisfaction of certain new and existing accounts payable.

The Company had accrued expenses of $1.5 million at September 30, 2002 compared with $1.7 million at December 31, 2001.  Accrued expenses consist primarily of accruals for refund payments due under the Company’s consumer redress program.  The decrease in accrued expenses is primarily attributable to the payment of refunds under the Company’s consumer redress program during the first nine months of 2002 partially offset by increased liabilities for interest, taxes and other expenses.

Payroll, payroll tax and other accrued taxes increased by $400,000 from $200,000 at December 31, 2001 to $600,000 at September 30, 2002.  This increase is primarily due to delayed and accrued payroll and payroll taxes (as discussed further in this section).

Short-term deferred revenue decreased by $600,000 from $1.3 million at December 31, 2001 to $700,000 at September 30, 2002. Short-term deferred revenue consists primarily of revenues from seminars not yet attended, prepayments for future Pager/informational alert services from Information Quest, and/or subscriptions to the WIN online service.  The decrease in short-term deferred revenue is primarily attributable to a decrease in revenues in the Company’s operating segments (for a more complete description of the decrease in Revenue see “Item 2. Management’s Discussion of Financial Condition - Results of Operations” in this Report).

At September 30, 2002 the Company had payables to related parties in the amount $400,000, which primarily represent royalties owed to Mr. Wade B. Cook.

Other Investments increased by $900,000 from $4.6 million at December 31, 2001 to $5.5 million at September 30, 2002, due primarily to continued development of residential luxury homes on property owned by the Company  (for a more complete description of the Company’s residential luxury home projects see “Item 1 Business” of the Company’s Form 10-K for the year ended December 31, 2001).

The Company’s Other investments include the following:

	Investment (in thousands)
Description of Investment	September 30, 2002	December 31, 2001
Oil and gas properties	$281	$281
Hotel and motel investments	488	488
Investments in undeveloped land	3,616	2,684
Private companies — Various industries	1,100	1,100
Total Other investments	$5,485	$4,553

The Company’s principal source of cash in the past has been from the operation of its investment seminars and sales of tapes, books and other materials focused on business strategies and financial and personal wealth management. The Company does not have an established bank line of credit. The net decrease in cash was $600,000 as of September 30, 2002 compared with $800,000 at September 30, 2001.  The Company primarily attributes this overall change to cash used in investing activities, and continuing operational losses.

Cash used in investing activities was $900,000 at September 30, 2002, compared with cash provided by investing activities in the amount of $32,000 at September 30, 2001.   Investing activities as of September 30, 2002 principally reflects cash used in the Company’s development of residential luxury homes in Western Washington.  Cash provided by investing activities at September 30, 2001 primarily reflects the sale of a Company owned building in Tacoma, Washington, which was almost completely offset by cash used in the development of homes mentioned above.

Cash provided by financing activities was $1.1 million at September 30, 2002 compared to $2.1 million at September 30, 2001.  Financing activities as of September 30, 2002 principally reflect disbursement of additional funds from the Company’s course of construction loan, and receipt of proceeds from commercial loans secured during the first nine months of 2002.

On January 30, 2002, the Company secured a loan (the “Loan”) for the principal amount of $530,000 to fund certain operational expenses.  Centrum Financial Services, Inc. holds the promissory note (the “Note”) for this Loan.  The Note is due and payable in full by February 1, 2003.  From January 30, 2002 until February 1, 2003, the Company has the minimum obligation to make monthly interest payments on the Loan.   Interest payments are equal to the greater of 15%, or the prime lending rate established by Bank of America for commercial loans in the Seattle (“Prime”) area plus 6%, per annum.  This Loan is secured by two parcels of property owned by the Company: Lot 31 and raw land adjacent to the corporate headquarters (for a more complete description of Lot 31 see “Item 1. Business” of the Company’s Form 10-K for the year ended December

31, 2001).  If there is default in the payment of the Loan, or default in any of the Note’s terms and conditions, the principal and interest under the Note could become due immediately (upon the option of the Note holder).  Additionally, upon Default the Note would bear interest at a rate that is the greater of 36% or the then existing rate of interest on the Note plus 20%, per annum.  Currently, the Company has made interest only payments on the note and is current in these interest obligations.

                During the second quarter of 2002, the Company took out several additional loans.  On June 28, 2002, the Company executed a promissory note between Brookhaven Homes, LP, a Company affiliated entity, and Never Ending Wealth, LP (“NEW”), an entity controlled by Mr. Cook.  Under the promissory note, NEW loaned the Company $34,300.  The promissory note bears a rate of interest of 10% per annum.  The promissory note is secured by a deed of trust on property owned by the Company.  The note provides for interest only payments until September 28, 2002 when the promissory note was to be paid off in full.  The parties are renegotiating the loans and the Company expects to extend these loans until the sale of the secured properties takes place. The funds are being used to help complete residential luxury home development projects commenced through Brookhaven Homes, LP.  On April 22, 2002, the Company executed a promissory note in favor of Business Office Suite Services (“BOSS”), an entity controlled by the Anderson Law Group.  The amount loaned was $20,000 and bears a rate of interest of 12% per annum.  The promissory note requires the Company to make monthly payments of $5,000 to BOSS beginning June of 2002 and ending when the promissory note is paid in full.  Funds from this loan have been used to meet certain operational expenses.  On June 28, 2002, the Company executed a promissory in favor of Acorn Corporate Service, Inc. (“ACORN”).  ACORN is an entity controlled by Mr. Cook’s brother-in-law.  The amount loaned was $35,000 and bears a rate of interest of 12% per annum.  The promissory note requires the Company to make monthly payments of $5,000 to ACORN beginning July of 2002 and ending when the promissory note is paid in full.  ACORN has agreed to accept “rent in lieu of payment” on this loan.  Funds from this loan have been used to meet certain operational expenses.

The Company’s practice of using available cash to fund subsidiaries and new non-marketable investments, its working capital deficit, the current deficit in cash-flow, the Company’s significant long and short term obligations, previous earthquake damage, costs associated with the Company’s consumer redress program, the continuing effects of the September 11 terrorist attack, the fact that the Company’s segments are not generating cash as in the past, and the significant losses in the Company’s Other Income have resulted in substantial constraints on liquidity.  Consequently, the Company has been unable to pay many of the Company’s accounts payable, refunds, vendors, corporate insurance premiums, loan and mortgage obligations, and other similar obligations in a timely manner; has had to delay certain payroll, payroll tax and employee benefit obligations as well as to actively seek out additional financing through the re-capitalization of Company assets (for a more complete description of these items affecting liquidity see “Item 7 Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources” in  the Company’s Form 10-K for the year ended December 31, 2001). The Company is not current in the payment of payroll taxes accrued for the third quarter as well as several loan and mortgage obligations that became due during that same time period.  Management continues to take steps toward improving the Company’s capital resource situation, including continued reduction of certain variable costs and the significant reduction in the Company’s employee workforce.

                If the Company is required to generate cash for working capital purposes from its properties and Other investments, it may not be able to liquidate these assets in a timely manner, or in a manner that allows the Company to realize the full value of the assets.   Moreover, much of the Company’s owned real property has been collateralized for loans, resulting in diminished equity available for refinancing. The Company is two months in arrears on payment of several of its loans. This arrearage could result in penalty interest and the acceleration of principle.  (For a more complete description of these loans see “Item 7 Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources” of the Company’s Annual Report on the Form 10-K for the year ended December 31, 2001 and “ Item 2.” of this Report). Failure to generate adequate cash resources for loan payments and working capital could require the Company to cut back operations, delay or cancel expansion and development projects, seek creditor protection, dispose of properties, businesses or investments on unfavorable terms, or cause the Company to be unable to meet obligations or result in the sale of certain collateralized properties.

                In July of 2002, the Company filed for a federal tax refund of approximately $2.5 million.  The Company has received approximately $2.3 million pursuant to the refund requested.  The Company’s refund is the result of changes to the federal tax law during 2001 that allowed businesses to carry-back net operating losses over a period of five years.  The Company used the income tax refund to satisfy certain existing obligations, including but not limited to consumer redress refunds, payroll taxes, accounts payable, loan expenses, and other obligations.  The Company is awaiting the receipt of the balance of the requested tax refund pending final approval of the Internal Revenue Service.

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

                Property and equipment are stated at historical costs and depreciated on a straight-line basis over the estimated useful lives of the underlying assets.  The estimated useful lives of furniture, fixtures, equipment and other similar items generally range from three to seven years.  Goodwill was obtained through the acquisition of the Company’s subsidiaries and it tested for impairment according to FSAS 142 “Goodwill and Other Intangible Assets” (for a more complete description see Item 7 — Management’s Discussion and Analysis of Financial Condition in the Company’s Form 10-K for the year ended December 31, 2001).

                Long-lived assets, including goodwill, are presently assessed for impairment if situations indicate that the carrying amount of those assets needs to be adjusted.  Impairment is determined by looking at the present carrying value of the long-lived asset and comparing the asset’s present value of its expected future cash flows.  Where long-lived assets have a readily ascertainable market value, impairments will be determined by comparing book value to market value.   Where a market value is not readily ascertainable, management will apply an undiscounted cash flows approach using its best estimate of future expected undiscounted cash flows to determine present value.  Cash-flow projections are used by management to make these assessments and involve a degree of judgement.  If management’s projections show that impairment exists, then write-down or write-off would be recognized in amount by which the carrying value exceeds the present fair value.

Revenue Recognition Policy:

                The Company’s revenues are divided into five (5) segments (as disclosed in Note W to the Company’s Form 10-K for the year ended December 31, 2001):

                Seminar:  Revenues for seminars are recognized when services are rendered. Subscription revenues for WIN membership generally are received for up to one year in advance and are recorded and presented in the financial statements as deferred revenue until earned.  Although a typical subscription binds the subscriber to prepay, the subscription term begins when the customer receives his log on code.  The deferred revenues are recognized on a monthly basis over the term of the contract.   If a subscriber cancels within the first twelve months of the service period, any remaining unearned subscription revenue will be recognized into income at the time of the cancellation because the subscription is a binding nonrefundable contract. The Company gives free access to WIN ranging from three months to twelve months, when it sells various live seminars and self-study courses.  The Company accounts for free access to WIN as a sales incentive.  The Company’s total cost to operate WIN is immaterial.  In 2000, the Company recognized revenue on the free access to WIN when the Company recognized revenue for the live seminar and self-study courses.  In 2001, the Company changed its estimates of recognizing revenue for free access to WIN over the period of free access to WIN.

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

Results of Operations

Three Months Ended September 30, 2002 Compared with the Three Months Ended September 30, 2001

Revenue.  Revenue from continuing operations was $3.5 million for the three months ended September 30, 2002, compared with $6.7 million for the three months ended September 30, 2001.  The decrease of $3.2 million is primarily attributable to an over-all reduction in revenues from the Company’s operating segments.

During the three months ended September 30, 2002 Seminar segment revenues decreased $2.3 million from $5.1 million for the three months ended September 30, 2001 to $2.8 million for the three months ended September 30, 2002. The Company believes that the lower overall Seminar segment revenue was primarily the result of lower sales due to a general economic downturn in the U.S. economy that has caused consumer spending to falter in recent periods; reduced attendance at the Company’s seminars following the September 11th terrorist attacks causing a reluctance by the public to travel to Company seminars; the continuing erratic movements in the stock and option markets; the effects of negative press coverage related to recent Federal Trade Commission action; and to some extent liquidity constraints. The Company also believes that the business of the Seminar segment is seasonal with demand for the Company’s products and services slowing during the summer months, as well as at the year-end. The Company’s seminars serve as the primary vehicle for marketing and selling products and services offered though the Company’s Product Sales, Pager/Informational Alert Services and Travel segments.  Therefore, the Company believes that the factors affecting the Seminars segment exert a similar effect on these other operating segments.

The U.S. economy has suffered a general economic downturn in recent fiscal quarters.  As a result of the economic downturn, the pace of consumer spending has likewise faltered in most sectors of the economy.  In short, the Company believes that the recent economic downturn has resulted in fewer customers making fewer expenditures on the Company’s seminars.  The Company is attempting to counter-balance the effects of the current economic downturn by offering rebates and discounts in order to attract greater customer interest.  While the Company is taking steps to counter-balance the effects of this economic downturn, the Company cannot guarantee that these steps will be successful.

The September 11, 2001 terrorist attack (the “Attack”) on the World Trade Center in New York and the Pentagon in Virginia has had an adverse impact on the Company’s operations and ability to supply seminar services to its clientele.  As a result of the Attack, some U.S. residents seem to be choosing to travel less frequently, and if they must travel, to take alternative means to air transport.  The Company believes this reluctance to travel has influenced some potential customers not to attend Company’s seminars which in turn has resulted in lowers revenues.  Historically, a significant portion of those customers who attend the Company’s events travel by airplane.  The Company’s revenues in future periods could be adversely effected, if a large percentage of the Company’s potential customers choose not to travel to Company events.  The Company’s management has begun modification of its Business Plan in order to limit its overall dependence on customers who travel by air.  Such modification includes tailoring marketing efforts to attract a larger percentage of event attendees from the locations where events are held.  While the Company intends on taking steps to reduce the potential negative effects of the Attack on operations, the Company cannot guarantee that these steps will be successful.*

The stock and option markets have experienced significant volatility in recent periods as well as a general decline in value during 2001.  The Company believes that this volatility and the general decline in the markets has caused individual investors to limit or avoid participating in trading activities during the first nine months of 2002.  In turn, the Company believes that this decline in interest in trading in the stock and options markets has led to a similar decline in the public’s interest in the Company’s products and services.  The Company’s products and services are primarily geared toward educating individual investors about strategies for trading in the capital markets.

On February 20, 2002, the FTC filed an application for a motion for contempt (the “Application”) in the Federal District Court for Western Washington, claiming that the Company had allegedly violated provisions of a previous voluntary Order (for a more complete description of the “Order” see the Company’s Form 10-Q for the fiscal period ended September 30, 2000).   According to the FTC, the alleged violations involve disclosure of the Company’s rate of return, substantiation of promotional claims, and compliance with consumer redress program deadlines and payment obligations. On November 7, 2002, the Company and FTC agreed to a Stipulated Order. The terms of this order include extending the Redress Program to consumers who paid to attend seminars between October 13, 2000 and February 20, 2002, and who did not subsequently make purchases from the Company, The Company is required to send a Notice and Proof of Claim to each eligible consumer no later than sixty days after entry of the order.   As a result of the FTC’s Application, the Company experienced a great deal of negative press coverage both locally and nationally.  The Company believes that this negative press coverage may have persuaded many potential customers either not to purchase the Company’s seminars (and products), or to request a refund for seminars (and products) already purchased.

The Company also believes that current liquidity constraints may be playing a role in the decline in over-all revenues.  Due to declining revenues the Company has experienced liquidity constraints in the last several fiscal periods.  To some extent during the first nine months of 2002, liquidity constraints have hampered the Company’s ability to advertise its products and services, have interfered with the functioning of vendor relationships, and have caused the Company to reduce its total workforce.  In turn, these effects have made it more difficult to attract customers, develop new products/services, and provide the full compliment of the Company’s seminars and client support features.

Revenues from the Product sales segment decreased by $600,000 from $1.0 million for the three months ended September 30, 2001 to $400,000 for the three months ended September 30, 2002. The decrease in Product Sales is primarily due to the same factors affecting the Seminar segment as the Company’s Products sales are typically marketed and executed along with Seminar segment sales.

                Revenue in the Pager/informational alert services segment decreased by $100,000 from $200,000 for the three months ended September 30, 2001 to $100,000 for the three months ended at September 30, 2002. The decrease in Pager/informational alert services revenue resulted from reduced demand for this segment’s products and services, and fewer renewals of existing subscriptions. The Company believes this decrease is the result of lower overall sales due the same factors affecting the Seminar segment (Pager/Informational Alert Services are primarily marketed at Company seminars and/or in related marketing materials) discussed above. The Company also believes that recent advancements in two-way paging technology and in the telecommunications industry have lead to intense competitive pressures within this segment’s  “Pager” market niche, and ultimately has resulted in a decline in interest in the Company’s original one-way pager service called the IQ Pager.  In response to such competition, the Company reformatted its pager services in the form of an interactive Informational/Alert Service called Daily IQ.   The Company believes Daily IQ provides greater customer value than the IQ Pager, and is better designed to meet competitive market pressures.   In future periods, this segment’s revenues shall be derived solely from Daily IQ (for a more complete description of Daily IQ see “Item 2. Management’s Discussion and Analysis of Financial Condition - General” of this Report).

Revenue from the Company’s Travel segment decreased by $200,000 from $300,000 during the three months ended September 30, 2001 to $100,000 for the comparable period of 2002.  The decrease is primarily attributable to the continuing negative effects of the Attack (as described above), a decline in the Company’s over-all use of its travel agency services to book air and travel accommodations, an industry-wide decrease in commissions received on travel bookings, and those factors generally affecting the Seminar segment described above.  The Company is the primary client of its wholly owned travel agency Ideal Travel Concepts, Inc.

                The Other segment revenue, consisting primarily of the Company’s real estate development operations and advertising agency, decreased by approximately $200,000 from $200,000 during the three months ended September 30, 2001 to $8,000 during the comparable period in 2002. This decrease is primarily due to the Company’s reduced reliance on its in-house advertising agency during the three months ended September 30, 2002. The Company’s over-all reduction in the amount of advertising placed through its in-house advertising agency resulted in a decline in related advertising commissions due the Company. Reduced reliance on the Company’s in-house advertising agency is primarily attributable to the Company’s reduction in over-all advertising expense during 2002 and the Company’s greater reliance on third party vendors to place its marketing materials. The Company does not presently anticipate significant use of its advertising agency during the fourth quarter of 2002.

                Cost of Sales.  Cost of sales was relatively unchanged at $1.5 million for both the three months ended September 30, 2001 and for the three months ended September 30, 2002.  This lack of change is primarily due to increased inventory adjustments and the reclassification of certain expenses from selling, general and administrative expense to cost of sales. These changes offset decreases in the cost of sales of the Company’s Seminar, Pager/informational alert services and Other segments. The Company believes that this trend for costs of sales may be the result of negative press coverage in the first nine months of 2002 that deterred some customers from purchasing the Company’s products and services.   Furthermore, the Company believes that the resulting decline in revenue may have occurred after many variable costs had already been incurred.  The Company also partially attributes this change in trend to a $400,000 reclassification of certain expenses from selling, general and administrative expense to cost of sales.  (for a more complete description of the factors affecting Revenue see “Item 2. Management’s Discussion and Analysis of Financial Condition” — Results of Operations” in this Report).

Cost of sales attributable to the Company’s Seminar segment decreased by $200,000 from $1.1 million for the three months ended September 30, 2001 to $900,000 for the three months ended September 30, 2002.  This decrease was primarily the result of a reduction in revenues in the Seminar segment.  The Company believes that decreases in cost of sales for the Seminars segment were offset to some extent by the reclassification and negative press coverage described above.

Cost of Product Sales increased by $100,000 from $400,000 in the three months ended September 30, 2001 to $500,000 for the three months ended September 30, 2002.  This increase of cost of sales in the Product Sales segment is primarily attributable to inventory adjustments and cost reclassifications.

The cost of sales for the Pager/informational alert services segment was $100,000 at September 30, 2002 and did not change significantly from the comparable quarter in 2001.

The cost of sales for Travel Service segment was negligible for the three months ended September 30, 2002, and did not fluctuate significantly from the three months ended September 30, 2001.

The Other segment cost of sales decreased by approximately $200,000 from $200,000 for the three months ended September 30, 2001 to $-0- for the three months ended September 30, 2002.  The decrease primarily represents the Company’s reduced reliance on its in-house advertising agency as described above.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2001 were $5.4 million compared with $3.6 million during the comparable period of 2002. The decrease of $1.8 million is primarily attributable to a significant decline in payroll expense, and declines in postage, purchases and marketing.  While selling, general and administrative expenses decreased during the third quarter of 2002, this decrease was not as proportionally great as the decrease in the Company’s consolidated revenues.  The reduction in costs were partially offset by non re-occurring items, principally consisting of an accounts receivable write-down of $100,000 and the $500,000 accrual for several recent state tax assessments.

Operating loss.  The Company’s operating loss increased by $1.5 million from $(200,000) for the three months ended September 30, 2001 to $(1.7 million) for the three months ended September 30, 2002.  This change in operating loss resulted principally from a decline in revenues in the Company’s operating segments without a corresponding proportional decline in selling, general and administrative expenses and cost of sales.

Operating losses in the Seminar segment increased by $700,000 from $(200,000) for the three months ended September 30, 2001 to $(900,000) for the three months ended September 30, 2002. This change was primarily attributable to a decline in revenues without a corresponding proportional decline in selling, general and administrative expenses and cost of sales.

Operating losses in the Product Sales segment increased by approximately $500,000 from $(100,000) for the three months ended September 30, 2001 to $(600,000) for the three months ended September 30, 2002. This change was primarily attributable to a decline in revenues without a corresponding proportional decline in selling, general and administrative expenses and cost of sales.

Operating income in the Pager/informational alert services segment changed by approximately $(100,000) from $100,000 in the three months ended September 30, 2001 to $(15,000) for the three months ended September 30, 2002. This change was primarily attributable to a decline in segment revenues without a corresponding proportional decline in selling, general and administrative expenses and cost of sales.

Operating losses in the Travel services segment were $(58,000) for the three months ended September 30, 2002, a decrease of $62,000 from the three months ended September 30, 2001. The decrease was due to decrease revenue as discussed above.

Other segment operating losses were $(51,000) at September 30, 2002, and did not fluctuate significantly from the three months ended September 30, 2001.

Other Income (Expense).  Other expense was $(200,000) for the three months ended September 30, 2001 compared to $(300,000) for the three months ended September 30, 2002.  The decrease in Other income is primarily attributable to increased interest expenses.  During the three months ended September 30, 2002, the Company experienced realized and unrealized losses on the trading of securities in the amount of $14,000 compared to losses of $(400,000) for the three months ended September 30, 2001.  Interest expense increased by $100,000 from $200,000 for the three months ended September 30, 2001 to $300,000 to the three months ended September 30, 2002.  The other portion of Other Income decreased by $300,000 from $300,000 for the three months ended September 30, 2001 to $32,000 for the three months ended September 30, 2002.  The principal reason for this decrease is a decline in marketing fees from the Anderson Law Group (for a more complete description of these marketing fees see  “Note 3” of the “Notes to Interim Financial Statements” of this Report).

Loss before income taxes for the quarter ended September 30, 2001 was $(400,000), compared to $(2.0 million) for three months ended September 30, 2002.

Income Taxes. The Company’s financial statements reflect an Income tax accrual of $200,000 and a benefit of $(100,000) for the three months ended September 30, 2002 and 2001, respectively, reflecting a valuation reserve recorded in the third quarter of 2002 compared to the benefit related to a loss in the prior year.  The Company’s effective tax rates have historically differed from the federal statutory rate primarily because of certain deferred revenues, unrealized gains and losses on trading securities, accelerated depreciation and state taxes.

As a result of the foregoing, the Company experienced a net loss from operations of $(300,000) in the three months ended September 30, 2001, compared with a net loss of  $(2.2 million) for the comparable period of 2002.

Cumulative Effect of Accounting Change. During the third quarter of 2002 the Company recorded a $295,000 impairment of goodwill, net of income tax benefits of  $189,000, related to the Company’s Travel segment (for a more complete description of the goodwill impairment see “Item 2. Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources” in this Report).

Nine Months Ended September 30, 2002 Compared with the Nine Months Ended September 30, 2001

Revenue.  Revenue from continuing operations was $14.2 million for the nine months ended September 30, 2002, compared with $29.3 million for the nine months ended September 30, 2001.  The decrease of $15.1 million is primarily attributable to an over-all decline in revenues from the Company’s operating segments.

During the nine months ended September 30, 2002, Seminar segment revenues decreased by $11.9 million from $23.5 million in the nine months ended September 30, 2001 to $11.6 million in the nine months ended September 30, 2002. The Company believes that the lower overall Seminar segment revenue was primarily the result of lower sales due to a general economic downturn in the U.S. economy that has caused consumer spending to falter in recent periods; reduced attendance at the Company’s seminars following the September 11th terrorist attacks causing a reluctance by the public to travel to Company seminars; the continuing erratic movements in the stock and option markets; the effects of negative press coverage related to recent Federal Trade Commission action; and to some extent liquidity constraints.  The Company also believes that the business of the Seminar segment is seasonal with demand for the Company’s products and services slowing during the summer months, as well as at the year-end. The Company’s seminars serve as the primary vehicle for marketing and the selling products and services offered though the Company’s Product Sales, Pager/Informational Alert Services, and Travel segments.  Therefore, the factors affecting the Seminars segment exert a similar effect on these other operating segments (for a more complete description of these factors see “Item 2. Management’s Discussion and Analysis of Financial Condition and Operations — Results of Operations” of this Report for the three month period).

Revenues from the Product sales segment decreased by $2.3 million from $3.9 million in the nine months ended September 30, 2001 to $1.6 million during the nine months ended September 30, 2002.  The decrease in Product Sales is primarily due to the same factors affecting the Seminar segment as the Company’s products sales are typically marketed and executed along with Seminar segment sales.

Revenue in the Pager/informational alert services segment decreased by $500,000 from $900,000 for the nine months ended September 30, 2001 to $400,000 for the nine months ended September 30, 2002. The decrease in Pager/informational alert services revenue resulted from reduced demand for this segment’s products and services, and fewer renewals of existing subscriptions. (for a more complete discussion see “Item 2. Management’s Discussion and Analysis of Financial Conditions - Result of Operations — Cost of Sales” of this Report for the three month period).

Revenue from the Company’s Travel segment decreased by $600,000 from $1.1 million during the nine months ended September 30, 2001 to $500,000 for the nine months ended September 30, 2002.  The decrease is primarily attributable to the factors described under the Travel segment above (for a more complete discussion see “Item 2. Management’s Discussion and Analysis of Financial Conditions - Results of Operations” of this Report for the three month period).

The Other segment, consisting primarily of the Company’s real estate development operations and advertising agency, decreased by approximately $1.5 million from $1.5 million during the nine months ended September 30, 2001 to $41,000 during the comparable period in 2002. This decrease is primarily due to the Company’s reduced reliance on its in-house advertising agency during the nine months ended September 30, 2002 (for a more complete discussion see “Item 2. Management’s Discussion and Analysis of Financial Conditions - Results of Operations” of this Report for the three month period).

Cost of Sales.  Cost of sales decreased by $3.4 million from $9.1 million in the nine months ended September 30, 2001 to $5.7 million for the nine months ended September 30, 2002.  This decrease in cost of sales is due a decrease in the Cost of sales of the Company’s Seminar, Product Sales, Pager/information alert and Other segments (for a more complete discussion see “Item 2. Management’s Discussion and Analysis of Financial Conditions - Results of Operations” of this Report for the three month period).

Cost of sales attributable to the Company’s Seminar segment decreased by $2.8 million from $7.3 million for the nine months ended September 30, 2001 to $4.5 million for the nine months ended September 30, 2002. Cost of sales decreased primarily due to the reduction in the Company’s revenue described above (for a more complete discussion see “Item 2. Management’s Discussion and Analysis of Financial Conditions - Result of Operations” of this Report for the three month period).

Cost of product sales decreased by $500,000 from $1.6 million for the nine months ended September 30, 2001 to $1.1 million for the nine months ended September 30, 2002.  Cost of sales decreased due primarily to the decrease in revenue (for a more complete discussion see “Item 2. Management’s Discussion and Analysis of Financial Conditions - Result of Operations” of this Report for the three month period).

Cost of sales for the Pager/informational alert services segment was $200,000 for the nine months ended September 30, 2002 and did not fluctuate significantly from the comparable period in 2001.

The Cost of sales for Travel Service segment was insignificant for the nine months ended September 30, 2002 and did not fluctuate materially from the nine months ended September 30, 2001.

The Other segment cost of sales decreased by $1.4 million from $1.4 million for the nine months ended September 30, 2001 to $0 for the nine months ended September 30, 2002.  The decrease primarily represents the Company’s reduced reliance on its in-house advertising agency as described above.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2001 were $21.1 million compared to $13.8 million during the comparable period of 2002. The decrease of $7.3 million is primarily attributable to a significant decline in payroll expense, and declines in postage, purchases and marketing.  While selling, general and administrative expenses decreased during the first nine months of 2002, this decrease was not as proportionally as great as the decrease in the Company’s consolidated revenues due in part to various non-reoccurring items.  The non-recurring items principally consist of the write-off of a $300,000 uncollectible judgment, increased allowances for bad debts and  $700,000 in accruals for several state tax assessments.

Operating loss.  The Company’s operating loss changed by $4.5 million from $(800,000) for the nine months ended September 30, 2001 to $(5.3 million) for the nine months ended September 30, 2002.  This change resulted principally from a decline in revenues in the Company’s operating segments without a corresponding proportional decline in selling, general and administrative expenses and cost of sales.

Operating losses in the Seminar segment changed by $2.7 million from $(1.0 million) for the nine months ended September 30, 2001 to $(3.7 million) for the nine months ended September 30, 2002. This change was primarily attributable to a decline in revenues without a corresponding proportional decline in selling general and administrative expenses attributable to the Seminar segment and cost of sales.

Operating loss in the Product Sales segment changed by $(800,000) from $(400,000) for the nine months ended September 30, 2001 to $(1.2 million) for the nine months ended September 30, 2002. This change was primarily attributable to a decline in revenues without a corresponding proportional decline in selling general and administrative expenses and cost of sales.

Operating income in the Pager/informational alert services segment changed by approximately $500,000 from $500,000 in the nine months ended September 30, 2001 to $(7,000) for the nine months ended September 30, 2002. This change was primarily attributable to a decline in segment revenues without a corresponding proportional decline in selling, general and administrative expenses and cost of sales.

Operating loss in the Travel services segment changed by approximately $200,000 from $49,000 for the nine months ended September 30, 2001 to $(128,000) for the nine months ended September 30, 2002. This change was primarily attributable to a decline in revenues without a corresponding proportional decline in Selling, general and administrative expenses.

Other segment operating income changed by $200,000 from $47,000 for the nine months ended September 30, 2001 to $(200,000) for the nine months ended September 30, 2002. This change was primarily attributable to a decline in revenues without a corresponding proportional decline in selling, general and administrative expenses.

Other Income (Expenses).  Other expense was $(168,000) for the nine months ended September 30, 2001 compared to $(600,000) for the nine months ended September 30, 2002. The decrease in Other income is primarily attributable to increased interest costs.  During the nine months ended September 30, 2002, the Company experienced realized and unrealized losses on the trading of securities in the amount of $(200,000) compared with a loss of $(1.3 million) during the nine months ended September 30, 2001. The Company attributes the $1.1 million improvement to a general improvement in the U.S. capital markets resulting in larger unrealized gain in the value of Company held securities.   Interest expense increased by $400,000 from $(400,000) for the nine months ended September 30, 2001 to $(800,000) to the nine months ended September 30, 2002. The other portion of Other Income decreased by $1.1 million from $1.4 million for the nine months ended September 30, 2001 to $300,000 for the nine months ended September 30, 2002.  The principal reason for this decrease is declines in marketing fees from the Anderson Law Group  (for a more complete description of these marketing fees see  “Note 3” of the “Notes to Interim Financial Statements” of this Report).

Loss before income taxes for the nine months ended September 30, 2001 was $(1.0 million), compared with  $(5.9 million) for the nine months ended September 30, 2002.

Income Taxes. The Company’s financial statements reflect income tax benefit of $(300,000) and $(400,000) for the nine months ended September 30, 2001 and 2002, respectively, reflecting a loss for the Company during those periods, partially offset by a valuation reserve recorded in the third quarter of 2002.  The Company’s effective tax rates have historically differed from the federal statutory rate primarily because of certain deferred revenues, unrealized gains and losses on trading securities, accelerated depreciation and state taxes.

As a result of the foregoing, the Company experienced a net loss from operations of $(600,000) in the nine months ended September 30, 2001, compared with a net loss of  $(5.5 million) for the comparable period of 2002.

Cumulative Effect of Accounting Change. During the first nine months of 2002 the Company recorded a $632,000 impairment of goodwill, net of income tax benefits of  $404,000, related to the Company’s Travel segment (for a more complete description of the goodwill impairment see “Item 2. Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources” in this Report).

Item 3: Quantitative and Qualitative Disclosures About Market Risk

                See Note M to the Company’s audited financial statements included under Item 8 of the Company’s Form 10-K for the year ended December 31, 2001.

                The Company is exposed to changes in interest rates affecting the return on its notes receivable and investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in interest rates.

                The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investments and notes receivable. The Company has not used derivative financial instruments in its investment portfolio. The Company places many of their non-marketable investments with enterprises with which it has majority control and thus limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Company payables are at fixed rates and therefore are not affected by market forces.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we plan to evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) in conjunction with the Company’s annual audit. Based upon a preliminary evaluation, the Chief Executive Officer (who is also the Chief Financial Officer) concluded that our disclosure controls and procedures were effective in timely alerting management to the material information relating to the Company required to be included in our periodic

SEC filings and Form 8-K reports.

(b)    Changes in Internal Controls

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Michael Glover and MMD Investments Limited Partnership v. Wade Bruce Cook, Wade Cook Seminars, Inc., Wade Cook Financial Corporation, et al. On September 14, 1999, Michael Glover and MMD Investments (the “Plaintiffs”) filed suit in the 11th Judicial District Court of San Juan, New Mexico against the Company. The complaint alleges that Wade Cook and the Company violated the New Mexico Unfair Practices Act section 57-12-1 et seq. through the commission of fraud; civil conspiracy, civil aiding and abetting, and negligent misrepresentation. The plaintiffs allege that they have suffered actual damages of $356,000 encompassing trading losses and lost wages, and in addition to demanding such actual damages are seeking treble damages, attorney fees, and exemplary damages.  In August of 2001, Plaintiffs secured a default judgment, as to liability only, as a discovery sanction for an alleged failure by the Company and other defendants to comply with discovery requests.  The default judgement does not award any damages, or otherwise imply that the Plaintiff’s are entitled to any damages whatsoever.  Trial rescheduled for July 15 -18, 2002 was rescheduled again to September 9 - 11, 2002.  On September 6, 2002 the case was settled by a confidential settlement agreement. This settlement is included in the Company’s results of operations for the periods ended September 30, 2002.

Bendahan, et al v. Wade Cook Financial Corporation et al.  On April 19, 2001, a group of former Company customers (the “Plaintiffs”) filed a civil lawsuit against the Company in the Superior Court for King County in the State of Washington.  The complaint alleges violations of various consumer statutes; breach of fiduciary duty; racketeering; civil conspiracy and aiding and abetting.  The Plaintiffs seek actual damages to be proved at trial, treble damages for alleged violations of the various consumer statutes, exemplary damages, attorneys’ fees and interest.  The Company is currently in the discovery stage of litigation.  The Company has worked out individual confidential settlements resulting in the dismissal of 1 Plaintiff from this action.  Trial was set for October 28, 2002, and is currently in progress. The Company believes that it has not engaged in any unlawful practices and intends to defend itself vigorously in this matter.  The Company has not yet determined the impact on its financial statements, and has not made provision for losses, if any.

Federal Trade Commission v. Wade Cook Financial Corporation and Wade Cook Seminars, Inc.  As discussed throughout this Report, the Company is a party to a number of voluntary Consent Decrees (the “Agreements”) with the Federal Trade Commission (“FTC”) and the consumer affairs divisions of 14 states (for a more complete description of the “Order” see the Company’s Form 10-Q for the fiscal period ended September 30, 2000).  On February 20, 2002, the FTC filed an application for a motion for contempt (the “Application”) in the Federal District Court for Western Washington, claiming that the Company had allegedly violated provision of the Agreements (for more information concerning the Application see the Company’s form 8-K filed on February 25, 2002). The FTC’s alleged violations involve disclosure of the Company’s rate of return, substantiation of promotional claims, and compliance with consumer redress program deadlines and payment obligations.  While the Company believes that it has complied with the terms of the Agreement, the Company has been working closely with the FTC to resolve the matter and has made substantial progress toward that end.  To this end, the hearing on the Application originally scheduled on June 28, 2002 had been moved to September 2002.  On November 7, 2002, the Company and FTC agreed to a Stipulated Order. The terms of this order include extending the Redress Program to consumers who paid to attend seminars between October 13, 2000 and February 20, 2002, and who did not subsequently make purchases from the Company, The Company is required to send a Notice and Proof of Claim to each eligible consumer no later than sixty days after entry of the order.  The Company has not yet determined the impact on its financial statements, and has not made provision for losses, if any.

Caliber One Indemnity Company v. Wade Cook Financial Corporation.  On July 23, 2001, the Caliber One Indemnity Company (“Caliber One”) filed suit for declaratory judgment to determine coverage sub-limits under the Company’s Commercial Property Insurance Policy (the “Policy”).  During the third quarter of 2002, the trial court ruled in favor of Caliber One. This ruling limits amounts due for earthquake and related damage to the $500,000 that was received in 2001.  The Company has appealed this ruling and is considering additional legal action.

Vendor Suits. During the third quarter of 2002, one of the Company’s previous vendors secured a default judgment for approximately $500,000. The judgment represents invoices that are included in accounts payable.  The Company is reviewing the matter and expects to appeal the judgment.

Item 2.    Changes in Securities.

None

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

                None.

Item 5.    Other Information.

Recent Director Resignations

On August 13, 2002, Joel Black resigned his position as a member of the Company’s Board of Directors and as a provisional member of the Company’s Executive/Audit Committee.

On September 6, 2002, Everett Sparks resigned his position as a member of the Company’s Board of Directors and as a provisional member of the Company’s Executive/Audit Committee.

Evaluation of Company Expenditures and Internal Accounting Controls.

On August 30, 2002, the Company received a letter from its outside auditors, Vasquez and Company, LLP (“Vasquez”), requesting the Company’s assistance in performing special audit of the Company’s Expenditures and Internal Accounting Controls (the “Audit”).  The Audit was requested in order for Vasquez to address and evaluate certain assertions contained in the resignation letter of one of the Company’s former Board of Director members (for a more complete description of this matter see the Company’s Form 8-K filed for June of  2002).  The Company is currently working with Vasquez to schedule the Audit, and intends to complete said Audit in conjunction with its annual audit of the year ending December 31, 2002. The Company believes that the findings of this audit will show that the assertions included in this letter have no merit.

Executive/Audit Committee.

As of September 30, 2002, the Company’s Executive/Audit Committee had no standing members.  To resolve this situation, the Company is in the process of recruiting qualified independent candidates to fill all vacant Executive/Audit Committee positions.  However, in the interim period, the Company’s Board of Directors shall perform Executive/Audit Committee functions.  The Company’s Directors are as follows: Wade B. Cook, Laura M. Cook, Robert T. Hondel, Robin Anderson, Craig McKenzie and Toby Mathis.

Sale of Building

On June 17, 2002, the Company entered into a tentative Purchase and Sale Agreement (the “Agreement”) to sell the Company’s corporate headquarters.  The purchase price of the corporate headquarters under the Agreement is $5,652,000.  The Agreement will become binding 90 days from June 17, 2002 in the event certain due diligence conditions are met under the buildings “Inspection Contingency” provision.  The majority of the purchase price will be used to satisfy mortgages on the corporate headquarters.  The Company expects to receive sale proceeds of approximately $650,000.  Some or all of these proceeds may be used to satisfy existing Company obligations.  The Agreement will be attached as an exhibit to the Company’s periodic filings pending successful resolution of the “Inspection Contingency”.  The sale, as of the date of this filing, is in progress and is expected to be finalized in the near future. In the event that the sale of the Company’s corporate headquarters is finalized, the Company is entitled to, and intends to, lease back a portion of the corporate headquarters from the purchaser.

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

99.2 **	Private Securities Act of 1995 — Safe Harbor For Forward Looking Statements
99.3 **	Pursuant to 18 U.S.C. section 1350, certification Chief Executive and Chief Financial Officers pursuant to the Sarbanes-Oxley Act of 2002

*       This document has been identified as a management contract or compensatory plan or arrangement.

**    Filed as an exhibit to the Company’s Form 10-Q filed with the SEC in August 2002.

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

WADE COOK FINANCIAL CORPORATION

November 29, 2002	/s/ Wade Cook
Wade B. Cook, Chief Executive Officer, and Chief Accounting Officer (Principal Financial and Accounting Officer and Only Authorized Officer).

Certification CERTIFICATION PURSUANT TO
18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Wade B. Cook, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wade Cook Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I, as the registrant’s certifying officer, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 29, 2002

/s/    Wade Cook

Wade B. Cook

Chief Executive Officer and Chief Financial Officer